Form 10-Q
period 1996-06-30
INTERCEL INC/DE
filed 1996-08-05
CIK 876318

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1996

                                      OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934

               For the transition period from ______ to ______

                      Commission file number   01-23102
                                               --------

                                INTERCEL, INC.
- -------------------------------------------------------------------------------
              (Exact name of issuer as specified in its charter)



        Delaware                                             58-1944750
- -------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)


1233 O. G. Skinner Drive, West Point, Georgia                  31833
- -------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:      (706) 645-2000
                                                     --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                        Outstanding at June 30, 1996
                                        ----------------------------

Common Stock at $.01 par value                   26,808,690 Shares

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         INTERCEL, INC. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                            JUNE 30,           DECEMBER 31,
                                                                              1996                1995
                                                                        ----------------     ----------------
                                                              ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents                                            $    281,487,737     $        629,739
   Short-term Investments                                                    111,955,873                 -
   Accounts Receivable - Net of Allowance for Doubtful Accounts                5,570,727            4,233,139
   Other Current Assets                                                        2,614,770            1,415,719
   Current Portion of Deferred Income Taxes                                      134,086              269,817
                                                                        ----------------     ----------------
                                                                             401,763,193            6,548,414
                                                                        ----------------     ----------------

PROPERTY AND EQUIPMENT, AT COST:                                              80,554,947           23,274,314
   Less: Accumulated Depreciation                                             (6,753,886)          (5,208,269)
                                                                        ----------------     ----------------
                                                                              73,801,061           18,066,045
                                                                        ----------------     ----------------

OTHER ASSETS:
   Licenses                                                                  334,577,315                 -
   Goodwill - Net of Amortization                                             22,977,108           23,282,911
   Investment in Powertel                                                           -              19,224,456
   Investments                                                                15,594,335              105,892
   Deferred Income Taxes                                                       4,827,400            1,404,507
   Deferred Charges and Other                                                 17,686,294            5,697,369
                                                                        ----------------     ----------------
                                                                             395,662,452           49,715,135
                                                                        ----------------     ----------------

                                                                        ----------------     ----------------
     Total Assets                                                       $    871,226,706     $     74,329,594
                                                                        ================     ================


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable - Trade                                             $      2,374,862     $        811,486
   Accounts Payable - Related Parties                                              7,188               72,382
   Advance Billings and Customer Deposits                                        984,558              828,220
   Accrued Expenses and Other Current Liabilities                              6,085,098            3,860,613
                                                                        ----------------     ----------------
                                                                               9,451,706            5,572,701
                                                                        ----------------     ----------------

LONG TERM OBLIGATIONS:
  12% Senior Discount Notes due February 2006                                203,879,458                 -
  12% Senior Discount Notes due May 2006                                     205,042,562                 -
  Vendor Line of Credit                                                       16,042,261                 -
  Credit Facility                                                                   -              24,601,514
  ITC Holding Company                                                               -               3,500,000
  Other                                                                            2,648              919,189
                                                                        ----------------     ----------------
                                                                             424,966,929           29,020,703
                                                                        ----------------     ----------------

DEFERRED REVENUE                                                                 389,515              389,515
                                                                        ----------------     ----------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                                                2,818,548            2,674,159

STOCKHOLDERS' EQUITY:
   Common Stock                                                                  268,612              100,116
   Preferred Stock                                                                 2,000                 -
   Warrants Outstanding                                                        6,092,433                 -
   Paid-in Capital                                                           423,943,906           32,437,733
   Retained Earnings                                                           3,925,832            4,845,288
   Deferred  Compensation                                                       (288,385)            (370,781)
   Treasury Stock                                                               (344,390)            (339,840)
                                                                        ----------------     ----------------
                                                                             433,600,008           36,672,516
                                                                        ----------------     ----------------

                                                                        ----------------     ----------------
     Total Liabilities and Stockholders' Equity                         $    871,226,706     $     74,329,594
                                                                        ================     ================


                                     The accompanying condensed notes to financial statements
                                            are an integral part of these statements.

                        INTERCEL, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                                  1996             1995               1996            1995
                                                                ------------     -----------        -----------     -----------

REVENUES AND SALES
   Monthly Access Revenue                                       $ 3,610,847      $2,984,963         $7,039,340      $5,746,320
   Airtime Revenue                                                1,521,363       1,252,872          2,837,877       2,264,236
   Roaming Revenue                                                1,595,828       1,325,221          3,098,813       2,412,834
   Toll Revenue                                                     615,734         443,605          1,194,107         855,206
   Installation/Connection Revenue                                   60,917         109,807            141,733         206,950
   Other Revenue                                                     99,792          53,488            189,318         103,070
                                                                -----------      ----------         ----------      ----------
     Total Service Revenues                                       7,504,481       6,169,956         14,501,188      11,588,616
   Equipment Sales                                                  951,936         918,388          1,805,406       1,778,167
                                                                -----------      ----------         ----------      ----------
     Total Revenues and Sales                                     8,456,417       7,088,344         16,306,594      13,366,783
                                                                -----------      ----------         ----------      ----------

OPERATING EXPENSES
   Cost of Services                                                 739,819         561,354          1,423,850       1,085,011
   Cost of Equipment Sold                                           803,262         741,100          1,496,870       1,451,629
   Operations                                                     1,619,966         854,707          2,824,364       1,608,894
   Selling, General and Administrative                            4,844,177       1,981,551          7,927,787       4,011,776
                                                                -----------      ----------         ----------      ----------
   Depreciation and Amortization                                  1,631,122       1,202,784          3,243,337       2,319,334
                                                                -----------      ----------         ----------      ----------
     Total Operating Expenses                                     9,638,346       5,341,496         16,916,208      10,476,644
                                                                -----------      ----------         ----------      ----------

OPERATING (LOSS) INCOME                                          (1,181,929)      1,746,848           (609,614)      2,890,139
                                                                -----------      ----------         ----------      ----------

OTHER (INCOME) EXPENSE
   Interest Expense, Net                                          1,158,482         273,185            419,304         572,507
   Loss on Equity Investments                                          -               -                34,158            -
   Minority Interest in Loss of Cellular Partnership                (71,162)        (20,014)          (150,266)        (75,115)
   Miscellaneous (Income) Expense                                    27,509          36,843            376,294        (326,798)
                                                                -----------      ----------         ----------      -----------
     Total Other (Income) Expense                                 1,114,829         290,014            679,490         170,594
                                                                -----------      ----------         ----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                                (2,296,758)      1,456,834         (1,289,104)      2,719,545
   Income Tax Benefit (Expense)                                     841,563        (606,764)           369,648      (1,146,549)
                                                                -----------      ----------         ----------      ----------

NET (LOSS) INCOME                                              $( 1,455,195)     $  850,070        $(  919,456)     $1,572,996
                                                                -----------      ----------         ----------      ----------

NET (LOSS) INCOME PER SHARE                                    $(      0.05)     $     0.08        $(     0.04)     $     0.15
                                                                -----------      ----------         ----------      ----------

AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                 26,807,161      10,278,278         23,353,072      10,225,816
                                                                -----------      ----------         ----------      ----------


           The accompanying condensed notes to financial statements are an integral part of these statements.

                         INTERCEL, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                June 30,
                                                                                          1996              1995
                                                                                     -------------      ------------

Cash Flow From Operating Activities:
    Net Income                                                                       $   (919,456)       $1,572,996
   Adjustments to Reconcile Net Income to
      Net Cash Provided (Used) By Operating Activities -
   Minority Interest in Loss of Cellular Partnership                                     (150,266)          (75,116)
   Depreciation                                                                         1,552,960         1,277,494
   Amortization                                                                         1,690,377         1,041,840
   Bond Accretion, Net of Amount Capitalized                                            7,640,320                 -
   Other                                                                                   33,859                 -
   Interest from Amortization of Debt Costs                                               505,705                 -
   Deferred Compensation                                                                   82,396            39,336
   Gain on Disposal of Asset                                                                    -           (27,163)
   Deferred Taxes, Net                                                                 (3,287,162)          368,766
   Changes in Assets and Liabilities:
         Increase in Accounts Receivable                                               (1,337,588)         (519,686)
         (Increase) Decrease in Other Current Assets                                   (1,137,278)          202,953
         Increase in Deferred Charges                                                  (6,955,091)       (1,097,749)
         Increase in Accounts Payable, Accrued
           Expenses and Other Current Liabilities                                       3,409,106           323,257
         Increase in Advance Billings and Customer Deposits                               156,338            35,098
                                                                                     ------------       -----------
                Net Cash Provided By Operating Activities                               1,284,220         3,142,026
                                                                                     ------------       -----------

Cash Flow From Investing Activities:
   Capital Expenditures                                                               (55,287,495)       (4,927,324)
   Cash Acquired in Powertel Acquisition                                               15,378,599                 -
   Purchase of Atlanta MTA License                                                   (195,241,900)                -
   Investments in Marketable Securities                                              (127,444,316)        1,738,472
   Investment - Powertel                                                                        -       (16,974,828)
                                                                                     ------------       -----------
               Net Cash Used For Investing Activities                                (362,595,112)      (20,163,680)
                                                                                     ------------       -----------

Cash Flow From Financing Activities:
   Advances from (Repayments to) Affiliated Companies, Net                                (65,194)       (1,826,190)
   Capital Investment in Partnership - NYNEX                                              294,655           497,852
   Proceeds from Sale of Stock, Net                                                   261,674,421           (63,406)
   Proceeds from Bond Issuance, Net                                                   392,324,261                 -
   Proceeds from Vendor Credit Facility                                                16,042,261        20,774,828
   Repayments of Long-Term Obligations                                                (28,101,514)       (1,337,019)
                                                                                     ------------       -----------
               Net Cash Provided By Financing Activities                              642,168,890        18,046,065
                                                                                     ------------       -----------

Net Increase in Cash                                                                  280,857,998         1,024,411
Cash and Cash Equivalents at Beginning of Period                                          629,739           506,853
                                                                                     ------------       -----------

Cash and Cash Equivalents at End of Period                                           $281,487,737        $1,531,264
                                                                                     ============       ===========


           The accompanying condensed notes to financial statements are an integral part of these statements.

                        INTERCEL, INC. & SUBSIDIARIES
                   CONSENSED NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. Certain prior year amounts have been reclassified to conform with the current period presentation.

3. Pursuant to an Asset Purchase Agreement, dated as of March 5, 1996, between InterCel Atlanta Licenses, Inc., a wholly owned subsidiary of the Company and GTE Mobilnet Incorporated ("GTE Mobilnet"), on June 28, 1996 the Company purchased GTE Mobilnet's license to provide personal communications services ("PCS") in the Atlanta (MO11) PCS major trading area ("MTA") for approximately $195 million. Also on June 28, 1996, pursuant to a Stock Purchase Agreement dated as of March 4, 1996, between the Company and Ericsson, Inc ("Ericsson"), Ericsson purchased 100,000 shares of nonvoting Series A Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $75 million and pursuant to a Stock Purchase Agreement dated as of March 4, 1996, between the Company and MPX Systems, Inc. ("MPX"), MPX purchased 100,000 shares of nonvoting Series B Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $75 million.


4.   On February 7, 1996, the Company consummated the following transactions:
     (i) pursuant to a Business Combination Agreement dated August 23, 1995, among the Company, Powertel and the owners of Powertel, such owners (other than the Company) exchanged their ownership interests in Powertel for an aggregate of 9,686,410 shares of the Company's common stock in a private placement (the "Powertel Combination"); (ii) the Company received approximately $110.1 million of net proceeds from the sale of 7,124,322 shares of its Common Stock (which includes 124,322 shares purchased in March 1996 under the underwriters' overallotment option) in a public offering (the "Stock Offering"); and (iii) the Company received approximately $192.2 million of net proceeds from the sale of 35,747 units, consisting in the aggregate of $357,470,000 principal amount at maturity of the Company's 12% Senior Discount Notes due 2006 (the "12% Notes") and 1,143,904 warrants (the "Warrants") to purchase an equal number of shares of the Company's common stock at an exercise price of $18.15 per share, subject to adjustment (the "Unit Offering"; and together with the Stock Offering, the "February Offerings"). A portion of the net proceeds from the February Offerings was used to repay all outstanding borrowings under the Credit Facility and under the lending arrangement with ITC Holding.
     The balance of the net proceeds from the February Offerings will be used to partially finance the buildout and operating costs of the PCS system for, and certain acquisition expenses associated with, the Birmingham, Jacksonville and Memphis/Jackson MTAs.

5. On April 16, 1996, the Company issued $360 million aggregate principal amount at maturity (approximately $200.2 million gross proceeds) of the Company's 12% Senior Discount Notes due May 2006 (the "Notes" and together with the February Offerings, the "Offerings") in a public offering.

6. The unaudited pro forma condensed consolidated statements of operations of the company for the six months ended June 30, 1996 and the year ended December 31, 1995 (presented on the following pages), give effect to the transactions described in Notes 3 and 4 above as if they occurred at the beginning of the respective periods. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable under the circumstances.
        These unaudited pro forma condensed consolidated statements of operations and notes thereto are provided for informational purposes only and do not purport to be indicative of the results that would have actually been obtained had such transactions been completed on the dates indicated.

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)


                                                          INTERCEL, INC.               PRO FORMA
                                                            HISTORICAL                ADJUSTMENTS               PRO FORMA

                                                                   (dollars in thousands, except per share data)

REVENUES AND SALES:
    Monthly Access Revenue                                      $    7,039                       $-               $    7,039
    Airtime Revenue                                                  2,838                        -                    2,838
    Roaming Revenue                                                  3,099                        -                    3,099
    Toll Revenue                                                     1,194                        -                    1,194
    Installation/Connection Revenue                                    142                        -                      142
    Other Revenue                                                      189                        -                      189
                                                                ----------                ---------               ----------
     Total Service Revenues                                         14,501                        -                   14,501
    Equipment Sales                                                  1,806                        -                    1,806
                                                                ----------                ---------               ----------
     Total Revenues and Sales                                       16,307                        -                   16,307
                                                                ----------                ---------               ----------

OPERATING EXPENSES:
    Cost of Services                                                 1,424                        -                    1,424
    Cost of Equipment Sold                                           1,497                        -                    1,497
    Operations                                                       2,824                        -                    2,824
    Selling, General and Adminstrative                               7,928                        -                    7,928
    Depreciation and Amortization                                    3,244                       18      (1)           3,262
                                                                ----------                ---------               ----------
     Total Operating Expenses                                       16,917                       18                   16,935
                                                                ----------                ---------               ----------

OPERATING INCOME (EXPENSE)                                            (610)                     (18)                    (628)
                                                                ----------                ---------               ----------

OTHER (INCOME) EXPENSE
    Interest Expense(Income)                                           419                      206      (2)             625
    Loss on Investment in Powertel                                      34                      (34)     (3)               0
    Minority Interest in Loss of Cellular                             (150)                       0                     (150)
Partnership
    Miscellaneous (Income) Expense                                     376                        -                      376
                                                                ----------                ---------               ----------
     Total Other (Income) Expense                                      679                      172                      851
                                                                ----------                ---------               ----------


INCOME (LOSS) BEFORE INCOME
TAXES                                                               (1,289)                    (190)                  (1,479)

INCOME TAX BENEFIT                                                     370                       74      (4)             444
                                                                ----------                ---------               ----------

NET (LOSS)                                                            (919)                   ($116)                  (1,035)
                                                                ==========                =========               ==========

NET (LOSS) PER SHARE                                                 (0.04)                                            (0.04)
                                                                ==========                                        ==========



AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                                   23,353,072                                        23,353,072 (7)
                                                                ==========                                        ==========

                     FOR THE YEAR ENDED DECEMBER 31, 1995
                                 (UNAUDITED)



                                                                   Powertel PCS
                                              Intercel, Inc.       Partners, L.P.          ProForma
                                               Historical          Historical              Adjustments          ProForma

                                                                (dollars in thousands, except per share data)
REVENUES AND SALES
  Monthly Access Revenue                      $   12,244            $          -           $           -        $     2,244
  Airtime Revenue                                  4,938                       -                       -              4,938
  Roaming Revenue                                  5,541                       -                       -              5,541
  Toll Revenue                                     2,026                       -                       -              2,026
  Installation/Connection Revenue                    394                       -                       -                394
  Other Revenue                                      241                       -                       -                241
                                              ----------            ------------           -------------        -----------
   Total Service Revenues                         25,384                       -                       -             25,384
  Equipment Sales                                  3,928                       -                       -              3,928
                                              ----------            ------------           -------------        -----------
   Total Revenue and Sales                        29,312                       -                       -             29,312
                                              ==========           =============           =============        ===========


OPERATING EXPENSES:
  Cost of Services                                 2,394                       -                       -              2,394
  Cost of Equipment Sold                           3,127                       -                       -              3,127
  Operations                                       3,596                       4                       -              3,600
  Selling, General and Administrative              8,498                   1,753                       -             10,251
  Depreciation and Amortization                    5,101                       3                      61 (1)          5,165
                                              ----------            ------------           -------------        -----------
   Total Operating Expenses                       22,716                   1,760                      61             24,537
                                              ----------            ------------           -------------        -----------
OPERATING INCOME (EXPENSE)                         6,596                  (1,760)                    (61)             4,775
                                              ----------            ------------           -------------        -----------

OTHER (INCOME) EXPENSE
  Interest Expense (Income)                        1,657                    (781)                    412 (2)          1,288
  Loss on Investment in Powertel                     133                       -                    (133)(3)              0

  Minority Investment in Loss of Cellular           (130)                      -                       -               (130)
Partnership
  Miscellaneous (Income) Expense                    (298)                      -                     200 (5)            (98)
                                              ----------            ------------           -------------        -----------
  Total Other (Income) Expense                     1,362                    (781)                    479              1,060
                                              ----------            ------------           -------------        -----------

INCOME (LOSS) BEFORE INCOME
TAXES                                              5,234                    (979)                   (540)             3,715

INCOME TAX PROVISION                              (2,230)                                            592 (4)         (1,638)
                                              ----------            ------------           -------------        -----------

NET INCOME (LOSS)                             $    3,004            $       (979)          $          52        $     2,077
                                              ==========            ============           =============        ===========
NET INCOME PER SHARE                          $     0.29                                                        $      0.06
                                              ==========                                                        ===========


AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                 10,280,616                                                         36,182,248(6)
                                              ==========                                                        ===========

(1) Reflects the amortization of the debt issuance costs related to the portion of the Notes and the 12% Notes used to extinguish the existing long-term obligations of InterCel. No amortization of debt issuance costs related to the remaining portion of the Notes or the 12% Notes has been reflected as it is expected that a majority of such amortization will be capitalized during the construction period of the Company's PCS system. No pro forma adjustment has been made to amortize the PCS license as the Company's PSC system has not yet been constructed or placed in service. when placed in service, the PCS license will be amortized over 40 years resulting in amortization expense of $8,182 per year.

(2) Adjustment to interest expense reflects the impact of the increased interest cost of the Notes and the 12% Notes over the interest cost of the Company's existing borrowings, which were repaid with proceeds of the Offerings. The existing borrowings are assumed to be repaid pro rata from the net proceeds of the Offerings. During the construction of the Company's PCS system, the cost of the PCS licenses and the costs related to construction expenditures are considered to be assets qualifying for interest capitalization under FASB Statement No. 34 "Capitalization of Interest Cost." Accordingly, management expects that a majority of the interest on the Notes and the 12% Notes will be capitalized during the construction of the Company's PCS system. Pro forma interest expense is not intended to be indicative of interest expense which will be incurred following the transactions.
        Interest expense following the transactions may be higher than the interest expense in the accompanying pro forma income statements.

(3) Reflects the elimination of InterCel's portion of the Powertel PCS Partner, L.P. partners' net loss for the six months ended June 30, 1966 and the year ended December 31, 1995.

(4)     Reflects pro forma income tax expense/benefit.

(5) Reflects the write-off of previously deferred loa costs totaling $200 (before income tax benefit of $78).

(6) Reflects the Stock Offering, the Powertel Combination and the 9,090,900 shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock (the "Preferred Conversion Shares"). Does not reflect the 1,143,904 shares of Common Stock issuable upon exercise of the Warrants (the "Warrant Conversion Shares"), as the inclusion of such shares would have an anti-dilutive effect as of December 31, 1995

(7) Does not reflect the Preferred Conversion Shares or the Warrant Conversion Shares as the inclusion of such shares would have an anti-dilutive effect as of June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     InterCel Inc. (the "Company") provides cellular telecommunications services in contiguous portions of western Georgia and eastern Alabama (the "Southern Markets") as well as in major areas in Maine (the "Maine Markets"). In addition, on February 7, 1996, the Company acquired Powertel PCS Partners, L.P., the owner of three personal communications services ("PCS") licenses for the rights to provide PCS in contiguous parts of nine southeastern states in the major trading areas ("MTAs") of Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama (the "Current PCS Markets"). The Company is currently in the process of developing and constructing the PCS systems in the Current PCS Markets. In order to increase its PCS coverage from 9.7 million to approximately 16 million potential customers and provide the Company with one of the largest contiguous PCS footprints in the southeastern United States, on June 28, 1996, the Company consummated the acquisition of the license to provide PCS in the Atlanta MTA from GTE Mobilnet. The Company believes that its enhanced coverage footprint, particularly the addition of the Atlanta MTA to its coverage area, will provide an incremental competitive advantage in attracting new customers in its Current PCS Markets. Since the Company commenced cellular service in October 1990, the number of cellular customers has grown rapidly to 42,442 at June 30, 1996 (a penetration of approximately 5.5% of the total cellular service area population).

     The cellular industry has seen average revenues per subscriber decline during recent years. The Company believes that this downward trend reflects the addition of lower-usage customers, who utilize cellular service for personal convenience, security or as backup for their traditional landline telephones. The Company expects that revenue per minute will continue to decline as competition within the wireless telecommunications industry intensifies. The Company believes the effect of this trend on the Company's earnings will be mitigated by corresponding increases in the number of wireless telecommunications subscribers and the number of minutes of usage per subscriber.

     The Company's overall financial performance has been impacted positively by its efforts to attract and retain subscribers and encourage more use of its services. Unlike many other companies in the cellular industry that continue to experience operating losses due to the substantial capital costs associated with constructing a system and acquiring licenses, the Company has been successful in achieving positive operating income from its cellular operations. However, the Company incurred an operating loss during the second quarter and expects to continue to incur significant operating losses as it develops and constructs its PCS system covering the four MTAs and builds a PCS customer base.

RESULTS OF OPERATIONS

     The following tables reflect composition of the Company's service revenue and equipment sales, and related gross margins, as well as overall operating and other costs and margins, as a percentage of total revenue.

                                                                        THREE MONTHS ENDED JUNE 30,
                                              --------------------------------------------------------------------------------
                                                                    % OF                                        % OF
                                                  1996          REVENUE/SALES              1995            REVENUE/SALES
SERVICE REVENUE & COST
  ANALYSIS:
Service Revenue
Local Customers -
  Access Revenue                               $  3,610,847         48.1%               $  2,984,963            48.4%
  Airtime Revenue                                 1,521,363         20.3%                  1,252,872            20.3%
  Toll Revenue                                      204,502          2.7%                    132,155             2.1%
                                                  5,336,712         71.1%                  4,369,990            70.8%
                                               ------------    ---------                ------------      ----------
Roamers -
  Access & Airtime Revenue                        1,595,828         21.3%                  1,325,221            21.5%
  Toll Revenue                                      411,232          5.5%                    311,450             5.0%
                                               ------------    ---------                ------------      ----------
                                                  2,007,060         26.8%                  1,636,671            26.5%
                                               ------------    ---------                ------------      ----------
Other Service Revenue                               160,709          2.1%                    163,295             2.7%
                                               ------------    ---------                ------------      ----------
 Total Service Revenue                            7,504,481        100.0%                  6,169,956           100.0%
Cost of Services                                    739,819          9.9%                    561,354             9.1%
                                               ------------    ---------                ------------      ----------
Gross Margin                                   $  6,764,662         90.1%               $  5,608,602            90.9%
                                               ============    =========                ============      ==========
EQUIPMENT SALES & COST
  ANALYSIS:
Equipment Sales                                $    951,936        100.0%               $    918,388           100.0%
Cost of Equipment Sales                             803,262         84.4%                    741,100            80.7%
                                               ------------    ---------                ------------      ----------
Gross Margin                                   $    148,674         15.6%               $    177,288            19.3%
                                               ============    =========                ============      ==========
OPERATING MARGIN
  ANALYSIS:
Total Revenues                                 $  8,456,417        100.0%               $  7,088,344           100.0%
                                               ------------    ---------                ------------      ----------
Operating Expense -
  Cost of Services & Equipment Sales              1,543,081         18.3%                  1,302,454            18.4%
  Operations                                      1,619,966         19.2%                    854,707            12.1%
  Selling, General, & Administrative              4,844,177         57.3%                  1,981,551            27.9%
  Depreciation & Amortization                     1,631,122         19.3%                  1,202,784            17.0%
                                               ------------    ---------                ------------      ----------
Total Operating Expenses                          9,638,346        114.0%                  5,341,496            75.4%
                                               ------------    ---------                ------------      ----------
Operating Income                                 (1,181,929)       (14.0%)                 1,746,848            24.6%
  Interest Expense, net                           1,158,482         13.7%                    273,185             3.8%
  Minority Interest in Cellular Partnership         (71,162)        (0.8%)                   (20,014)           (0.3%)
  Miscellaneous Expense                              27,509          0.3%                     36,843             0.5%
                                               ------------    ---------                ------------      ----------
  Income Before Income Taxes                     (2,296,758)       (27.2%)                 1,456,834            20.6%
  Income Tax Benefit (Provision)                    841,563         10.0%                   (606,764)           (8.6%)
                                               ------------    ---------                ------------      ----------
 Net Income                                    $ (1,455,195)       (17.2%)              $    850,070            12.0%
                                               ============    ==========               ============      ==========

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

     Service revenue from local customers increased $625,884, or 21.0%, for the three months ended June 30, 1996, as compared to the same period of 1995. A 28.2% increase in the number of customers (to 42,442 at June 30, 1996, from 33,113 at June 30, 1995) was the primary factor driving this growth. The increase in new customers reflects the continued success of the Company's marketing efforts.

     The average monthly service revenue per customer (excluding roaming revenue and equipment charges) decreased to $42.98 for the three months ended June 30, 1996, from $45.64 for the same period of the prior year. This decrease was due primarily to the addition of customers who tend to use cellular service less frequently.

     Toll revenue attributable to local customers for the three months ended June 30, 1996 increased $72,347, or 54.7%, compared to the same period of 1995. This increase is primarily attributable to increased customers and a change in classification of subsidized roaming toll costs between reporting periods. For the three months ended June 30, 1995, such costs were classified as a reduction of local toll revenue. However, for the three months ended June 30, 1996, such costs were properly classified as a cost of service.

     Roamer revenue (including roamer long distance) for the three months ended June 30, 1996 increased $370,389, or 22.6%, compared to the same period of the prior year. This increase relates primarily to increased market penetration levels by the cellular industry as a whole. In addition, during the third quarter of 1995, the Company entered into an agreement with BellSouth Mobility to provide discounted rates to BellSouth Mobility for its northern Georgia customers roaming in the Company's Georgia and Alabama service area in exchange for discounted rates for the Company's Georgia and Alabama customers roaming in certain parts of BellSouth Mobility's service area. Although this agreement initially resulted in a slight reduction in overall roaming revenue, management believes that the agreement has now resulted in increased roaming revenue due to the effects of its reduced pricing and the promotion of such reduced pricing by BellSouth Mobility to its applicable customer base.

     Monthly access revenue remains the largest component of service revenue, representing 48.1% of revenue during the three months ended June 30, 1996, as compared to 48.4% of revenue for the prior year period. Roaming revenue increased to 26.7% of service revenue for the quarter ended June 30, 1996, as compared to 26.5% of service revenue for the same period of 1995. These changes reflect the effects of the roaming agreement with BellSouth Mobility as discussed above.

     Cost of services includes cost of access to local exchange company facilities, cost of roaming validation (provided by a third-party clearing house), cost for long distance toll services (provided by both interexchange carriers and local exchange companies), cost of installation when performed by outside contractors, costs associated with cellular fraud, and cost of supplementary services (such as voice mail). For the three months ended June 30, 1996, cost of services was 9.7% of total service revenue, compared to 9.1% for the same period in 1995. This increase is primarily attributable to increased costs associated with cellular fraud and the aforementioned change in classification of subsidized roaming toll costs.

     Equipment sales amounted to $951,936 for the three months ended June 30, 1996, an increase of $33,548, or 3.7% due to the sale of a higher percentage of portable phones to total phones sold during the three months ended June 30, 1996 as compared to the same period in the prior year.

     Cost of equipment sales increased $62,162 for the three months ended June 30, 1996, an 8.4% increase over the same period of the prior year. The gross margin on equipment sales was 15.6% and 19.3% for quarter ended June 30, 1996 and 1995, respectively. Cost of sales increased due to the increased sales of equipment during the second quarter of 1996 compared to the same period of the prior year. The decrease in the related margin is attributable to the reduction in equipment sales prices in the Maine Market.

     Operations costs, which include the costs of maintaining the cellular system, customer service (including PCS customer service personnel recruiting costs, salaries and training costs), inventory management, and in-house installations, totaled $1,619,966 for the three months ended June 30, 1996, which represented an increase of $765,259, or 89.5%, from the same period of 1995. As a percentage of total revenue, operations costs increased from 12.1% for the three months ended June 30, 1995 to 19.2% for the same period of 1996. The main components of cost in this category are employee-related costs (salaries, payroll taxes, and employee benefits), the provision for bad debts, and communication costs (i.e. telephone, paging, etc.). The increase in the second quarter of 1996 over the second quarter of 1995 was primarily due to the hiring of additional personnel to facilitate the Company's entrance into the PCS business and the expenses related to this expansion (see "Liquidity and Capital Resources").

     Selling, general, and administrative costs ("SG&A") were $4,844,177 for three months ended June 30, 1996, an increase of $2,862,626, or 144.5%, as compared to the same period of the prior year. This increase was primarily attributable to several factors, including increases in employee-related costs due to the hiring of more employees to facilitate the Company's expansion into the PCS business and increases in billing costs due to more customers.

     Depreciation and amortization include principally the depreciation of the cellular system and the amortization of the promotional credits associated with the Company's promotional programs. Depreciation and amortization expense totaled $1,631,122 for the three months ended June 30, 1996, as compared to $1,202,784 for the same period in 1995. Depreciation expense increased as a result of the installation of a new digital switch (placed in service during August 1995) and the related radio equipment in the Southern Market and the construction of nine additional cell sites. As a percentage of revenue, depreciation and amortization increased from 17.0% to 19.3% for the three months ended June 30, 1995 and 1996, respectively.

     Operating income before depreciation and amortization decreased to 5.3% of total revenue for the three months ended June 30, 1996, as compared to 41.6% for the same period of the prior year. This decrease reflects an increase in operations and selling, general, and administrative costs resulting from the Company's entrance into PCS. Similarly, the Company experienced a first quarter 1996 negative operating margin as compared to an operating margin of 24.6% for the same period in 1995.

     The Company incurred net interest expense of $1,158,482 for the three months ended June 30, 1996, as compared to $273,185 for the same period of the prior year. This increase is due to interest costs associated with the debt offerings that became effective on February 7 and April 16, 1996 (see "Liquidity and Capital Resources"). Additionally, approximately $7.2 million of interest expense has been capitalized to construction through June 30, 1996 as the Company completes its initial build-out.

     The results for the three months ended June 30, 1996 and 1995 reflect an offset to expense of $71,162 and $20,014, respectively, related to the Northern Maine Partnership and the minority partner's share of the loss in the partnership for the periods. The amount represents 49% of the Northern Maine Partnership's loss for the year.

     The effective income tax rates for the three months ended June 30, 1996 and 1995 were 36.6% (tax benefit) and 41.6% (tax provision), respectively. The 1996 tax benefit reflects the utilization of NOL carrybacks to prior years' taxable income.

     The following tables reflect the composition of the Company's service revenue and equipment sales, and related gross margins, as well as overall operating and other costs and margins, as a percentage of total revenue.

                                                                       SIX MONTHS ENDED JUNE 30,
                                          --------------------------------------------------------------------------------
                                                                    % OF                                      % OF
                                                  1996         REVENUE/SALES               1995          REVENUE/SALES
SERVICE REVENUE & COST
 ANALYSIS:
Service Revenue
Local Customers -
 Access Revenue                               $  7,039,340         48.5%               $  5,746,320          49.6%
 Airtime Revenue                                 2,837,877         19.6%                  2,264,236          19.5%
 Toll Revenue                                      370,205          2.5%                    279,937           2.4%
                                              ------------      -------                ------------       -------
                                                10,247,422         70.6%                  8,290,493          71.5%
                                              ------------      -------                ------------       -------
Roamers -
 Access & Airtime Revenue                        3,098,813         21.4%                  2,412,834          20.8%
 Toll Revenue                                      823,902          5.7%                    575,269           5.0%
                                              ------------      -------                -------------      -------
                                                 3,922,715         27.1%                  2,988,103          25.8%
                                              ------------      -------                ------------       -------
Other Service Revenue                              331,051          2.3%                    310,020           2.7%
                                              ------------      -------                ------------       -------
 Total Service Revenue                          14,501,188        100.0%                 11,588,616         100.0%
Cost of Services                                 1,423,850          9.8%                  1,085,011           9.4%
                                              ------------      -------                ------------       -------
 Gross Margin                                 $ 13,077,338         90.2%               $ 10,503,605          90.6%
                                              ============      =======                ============       =======
EQUIPMENT SALES & COST
 ANALYSIS:
Equipment Sales                               $  1,805,406        100.0%               $  1,778,167         100.0%
Cost of Equipment Sales                          1,496,870         82.9%                  1,451,629          81.6%
 Gross Margin                                 $    308,536         17.1%               $    326,538          18.4%
                                              ============      =======                ============       =======
OPERATING MARGIN
 ANALYSIS:
Total Revenues                                $ 16,306,594        100.0%               $ 13,366,783         100.0%
                                              ------------      -------                ------------       -------
Operating Expense -
 Cost of Services & Equipment Sales              2,920,720         17.9%                  2,536,640          19.0%
 Operations                                      2,824,364         17.3%                  1,608,894          12.0%
 Selling, General, & Administrative              7,927,787         48.6%                  4,011,776          30.0%
 Depreciation & Amortization                     3,243,337         19.9%                  2,319,334          17.4%
                                              ------------      -------                ------------       -------
  Total Operating Expenses                      16,916,208        103.7%                 10,476,644          78.4%
                                              ------------      -------                ------------       -------
  Operating Income                                (609,614)        (3.7%)                 2,890,139          21.6%
 Interest Expense, net                             419,304          2.6%                    572,507           4.3%
 Loss on Equity Investments                         34,158          0.2%                          0           0.0%
 Minority Interest in Cellular Partnership        (150,266)        (0.9%)                   (75,115)         (0.6%)
 Miscellaneous (Income) Expense                    376,294          2.3%                   (326,798)         (2.5%)
                                              ------------      -------                ------------       -------
  Income Before Income Taxes                    (1,289,104)        (7.9%)                 2,719,545          20.4%
  Income Tax Benefit (Provision)                   369,648          2.3%                 (1,146,549)         (8.6%)
                                              ------------      -------                ------------       -------
   Net Income                                 $   (919,456)        (5.6%)              $  1,572,996          11.8%
                                              ============      =======                ============       =======

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

     Service revenue from local customers increased $1,293,020, or 22.5%, for the six months ended June 30, 1996, as compared to the same period of 1995. A 28.2% increase in the number of customers (to 42,442 at June 30, 1996, from 33,113 at June 30, 1995) was the primary factor driving this growth. The substantial increase in new customers reflects the continued success of the Company's marketing efforts.

     The average monthly service revenue per customer (excluding roaming revenue and equipment charges) decreased to $42.21 for the six months ended June 30, 1996, from $44.90 for the same period of the prior year. This decrease was due primarily to the addition of customers who tend to use cellular service less frequently.

     Toll revenue attributable to local customers for the six months ended June 30, 1996 increased $90,268, or 32.3%, compared to the same period of 1995. This increase is primarily attributable to increased customers and a change in classification of subsidized roaming toll costs between reporting periods. For the six months ended June 30, 1995, such costs were classified as a reduction of local toll revenue. However, for the six months ended June 30, 1996, such costs were properly classified as a cost of service.

     Roamer revenue (including roamer long distance) for the six months ended June 30, 1996 increased $934,612, or 31.3%, compared to the same period of the prior year. This increase relates primarily to increased market penetration levels by the cellular industry as a whole. In addition, during the third quarter of 1995, the Company entered into an agreement with BellSouth Mobility to provide discounted rates to BellSouth Mobility for its northern Georgia customers roaming in the Company's Georgia and Alabama service area in exchange for discounted rates for the Company's Georgia and Alabama customers roaming in certain parts of BellSouth Mobility's service area. Although this agreement initially resulted in a slight reduction in overall roaming revenue, management believes that the agreement has now resulted in increased roaming revenue due to the effects of its reduced pricing and the promotion of such reduced pricing by BellSouth Mobility to its applicable customer base.

     Monthly access revenue remains the largest component of service revenue, representing 48.5% of revenue during the six months ended June 30, 1996, as compared to 49.6% of revenue for the prior year period. Roaming revenue increased to 27.1% of service revenue for the six months ended June 30, 1996, as compared to 25.8% of service revenue for the same period of 1995. These changes reflect the effects of the roaming agreement with BellSouth Mobility as discussed above.

     Cost of services includes cost of access to local exchange company facilities, cost of roaming validation (provided by a third-party clearing house), cost for long distance toll services (provided by both interexchange carriers and local exchange companies), cost of installation when performed by outside contractors, costs associated with cellular fraud, and cost of supplementary services (such as voice mail). For the six months ended June 30, 1996, cost of services was 9.8% of total service revenue, compared to 9.4% for the same period in 1995. This increase is primarily attributable to increased costs associated with cellular fraud and the aforementioned change in classification of subsidized roaming toll costs.

     Equipment sales amounted to $1,805,406 for the six months ended June 30, 1996, an increase of $27,239, or 1.5% due to the sale of a higher percentage of portable phones to total phones sold during the six months ended June 30, 1996 as compared to the same period in the prior year.

     Cost of equipment sales increased $45,241 for six months ended June 30, 1996, a 3.1% increase over the same period of the prior year. The gross margin on equipment sales was 17.1% and 18.4% for six months ended June 30, 1996 and 1995, respectively. Cost of sales increased due to the increased sales of equipment during the first six months of 1996 compared to the same period of the prior year. The decrease in the related margin is primarily attributable to the reduction in equipment sales prices in the Maine Market.

     Operations costs, which include the costs of maintaining the cellular system, customer service (including PCS customer service personnel recruiting costs, salaries and training costs), inventory management, and in-house installations, totaled $2,824,364 for six months ended June 30, 1996, which represented an increase of $1,215,470, or 75.6%, from the same period of 1995. As a percentage of total revenue, operations costs increased from 12.0% for the six months ended June 30, 1995 to 17.3% for the same period of 1996. The main components of cost in this category are employee-related costs (salaries, payroll taxes, and employee benefits), the provision for bad debts, and communication costs (i.e. telephone, paging, etc.). The increase in the first six months of 1996 over the first six months of 1995 was primarily due to the hiring of additional personnel to facilitate the Company's entrance into the PCS business and the expenses related to this expansion (see "Liquidity and Capital Resources").

     Selling, general, and administrative costs ("SG&A") were $7,927,787 for six months ended June 30, 1996, an increase of $3,916,011, or 97.6%, as compared to the same period of the prior year. This increase was primarily attributable to several factors, including increases in employee-related costs due to the hiring of more employees to facilitate the Company's expansion into the PCS business, and increases in billing costs due to more customers.

     Depreciation and amortization include principally the depreciation of the cellular system and the amortization of promotional credits associated with Company's promotional programs. Depreciation and amortization expense totaled $3,243,337 for the six months ended June 30, 1996, as compared to $2,319,334 for the same period in 1995. Depreciation expense increased as a result of the installation of a new digital switch (placed in service during August 1995) and the related radio equipment in the Southern Market and the construction of nine additional cell sites. As a percentage of revenue, depreciation and amortization increased from 17.4% to 19.9% for the six months ended June 30, 1995 and 1996, respectively.

     Operating income before depreciation and amortization decreased to 16.2% of total revenue for the six months ended June 30, 1996, as compared to 39.0% for the same period of the prior year. This decrease reflects an increase in operations and selling, general, and administrative costs. Similarly, the Company had an operating loss for the six months ended June 30, 1996 as compared to a 21.6% operating income margin for the same period in 1995.

     The Company incurred net interest expense of $419,304 for the six months ended June 30, 1996, as compared to $572,507 for the same period of the prior year. This decrease is due to interest costs associated with the debt offerings that became effective on February 7 and April 16, 1996 (see "Liquidity and Capital Resources") which were more than offset by interest earned on such proceeds during the six months ended June 30, 1996. Additionally, approximately $7.2 million of interest expense has been capitalized to construction through June 30, 1996 as the Company completes its initial build-out.

     The results for the six months ended June 30, 1996 and 1995 reflect an offset to expense of $150,266 and $75,115, respectively, related to the Northern Maine Partnership and the minority partner's share of the loss in the partnership for the periods. The amount represents 49% of the Northern Maine Partnership's loss for the year.

     The effective income tax rates for six months ended June 30, 1996 and 1995 were 28.7% (tax benefit) and 42.2% (tax provision), respectively. The 1996 tax benefit reflects the utilization of NOL carrybacks to prior years' taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires significant amounts of capital for funding its entry into the PCS business and for the operation of its cellular system, construction of additional cell sites and equipment additions to expand existing cellular capacity. The Company may also require additional financing in the event it decides to make additional acquisitions.

     On February 7, 1996, the Company received approximately $110.1 million of net proceeds from the sale of 7,124,322 shares of its Common Stock (which includes 124,322 shares purchased in March 1996 under the underwriters' overallotment option) in a public offering (the "Stock Offering"); and received approximately $192.2 million of net proceeds from the sale of 35,747 units, consisting in the aggregate of $357,470,000 principal amount at maturity of the Company's 12% Senior Discount Notes due 2006 (the "12% Notes") and 1,143,904 warrants (the "Warrants") to purchase an equal number of shares of the Company's common stock at an exercise price of $18.15 per share, subject to adjustment (the "Unit Offering"; and together with the Stock Offering, the "February Offerings"). A portion of the net proceeds from the February Offerings was used to repay all previously outstanding borrowings. The balance of the net proceeds from the February Offerings will be used to partially finance the buildout and operating costs of the PCS system for, and certain acquisition expenses associated with the Birmingham, Jacksonville and Memphis/Jackson MTAs.

     Pursuant to an Asset Purchase Agreement, dated as of March 5, 1996, between InterCel Atlanta Licenses, Inc., a wholly owned subsidiary of the Company (the "Atlanta License Subsidiary") and GTE Mobilnet Incorporated ("GTE Mobilnet"), on June 28, 1996 the Company purchased GTE Mobilnet's license to provide PCS in the Atlanta (M011) PCS MTA for approximately $195 million (the "Atlanta MTA Acquisition"). Also on June 28, 1996, pursuant to a stock purchase agreement dated as of March 4, 1996, between the Company and Ericsson, Inc ("Ericsson"), Ericsson purchased 100,000 shares of nonvoting Series A Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $75 million (the "Ericsson Preferred Stock Sale"), and pursuant to a Stock Purchase Agreement dated as of March 4, 1996, between the Company and MPX Systems, Inc. ("MPX"), MPX purchased 100,000 shares of nonvoting Series B Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $75 million (the "MPX Preferred Stock Sale"; and together with the Ericsson Preferred Stock Sale, the "Preferred Stock Sales").

     On April 16, 1996, the Company received and concurrently escrowed approximately $193.2 million of net proceeds from the sale of the Company's 12% Senior Discount Notes due May 2006 (the "Notes") in a public offering (the "Atlanta Offering"). The escrowed funds and all earnings thereon were released to the Company on June 28, 1996 in connection with the Atlanta MTA Acquisition. The Company intends to use the net proceeds from the Atlanta Offering and the Preferred Stock Sales primarily to partially finance development, construction and operating costs and certain acquisition expenses associated with the PCS system.

     The development, construction and initial start-up phase associated with the implementation of the Company's PCS system will require substantial capital. Costs associated with the PCS system buildout include tower sites, leasehold improvements, base station and switch equipment, microwave relocation costs and labor expenses related to construction of sites. Upon completion of the initial buildouts, the PCS system is expected to cover approximately 81,000 square miles with coverage of approximately 60% of the population within the Company's PCS markets. The initial coverage will extend across each of the 22 major metropolitan areas within the Company's PCS markets, as well as the major highway corridors connecting those areas. The Company thereafter expects to continue to build the PCS system in less populous areas of its PCS markets, based on customer needs and competitive factors (in the same way that most of the country's cellular systems have been built).

     Pursuant to a $125 million credit agreement with Ericsson (the "Vendor Financing Agreement"), Ericsson agreed, subject to the terms and conditions therein, to provide the Company with up to $125 million of financing for purchases of PCS equipment and services under an equipment purchase agreement between the Company and Ericsson. Under certain circumstances, the amount of vendor financing available under the Vendor Financing Agreement may be increased to $165 million. The Company's obligations under the Vendor Financing Agreement are secured by all tangible assets purchased with the proceeds therefrom and by a pledge of the capital stock of the Company's subsidiaries that hold the PCS licenses for the Current PCS Markets. In the event the amount of available vendor financing is increased, the Company's obligations will also be secured by a pledge of the capital stock of the Company's subsidiary that holds the PCS license for the Atlanta MTA. As of June 30, 1996, the Company had borrowings totaling approximately $16 million under the Vendor Financing Agreement.

     The Vendor Financing Agreement requires the Company to maintain certain financial ratios. The failure of the Company and its subsidiaries to maintain such ratios would constitute events of default under the agreement, notwithstanding the ability of the Company to meet its debt service obligations. An event of default under such agreement would allow the lender to accelerate the maturity of such indebtedness. In such event, a significant portion of the Company's other indebtedness may become due and payable. The Company was in compliance with all such ratios as of June 30, 1996.

     The Company believes that cash on hand and borrowings under the Vendor Financing Agreement will be sufficient to finance the development, construction and operating costs associated with the initial buildout of the Company's PCS system through 1997.

     Although the Company is currently unable to predict the amount of expenditures that may be made after 1997, the Company expects that it may require additional capital for the buildout of the PCS system after 1997. Sources of additional capital may include vendor financing, cash flow from cellular operations, public and private equity and debt financings by the Company and proceeds received from any exercises of the Warrants. The Company may also require additional financing in the event it is successful in the FCC's upcoming D, E and F block auction for 10 MHz PCS licenses or it decides to make additional acquisitions. The extent of additional financing required will depend on the success of the Company's businesses. The Company currently has no other sources of income or cash flows other than its cellular operations and the interest income earned from investing the net proceeds of the February Offerings and the Atlanta Offering. There can be no assurance that additional financing will be available to the Company, or if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the indentures to the Notes and the 12% Notes (the "Indentures") or the Vendor Financing Agreement or limitations that may be contained in any future financing arrangements. The restrictions on additional indebtedness under the Indentures require the Company to satisfy specified leverage ratios in order to incur indebtedness; however, they permit the Company and its subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of inventory or equipment.

     The Company expects to incur significant operating losses and to generate negative cash flow from operating activities during the next several years, while it develops and constructs its PCS system and builds a PCS customer base. Cash interest will not be payable on the Notes or the 12% Notes prior to 2001. However, the accretion of original issue discount on the 12% Notes and the Notes will cause an increase in the Company's indebtedness under the Indentures of $323.4 million ($163.6 million by February 1, 2001, with respect to the 12% Notes and $159.8 million by May 1, 2001, with respect to the Notes). The Notes and the 12% Notes will require semi-annual cash interest payments beginning in 2001. Management believes that cash flow from operations may be insufficient to repay the Notes and the 12% Notes in full at maturity and that such notes may need to be refinanced at maturity. There can be no assurance that any such refinancing could be effected successfully or on terms acceptable to the Company.

During the six months ended June 30, 1996, the Company generated net cash of $1,284,220 from operating activities, which was a decrease of $1,857,806 from the same period of 1995. Operating income, before depreciation and amortization, decreased from $5,209,473 for the first six months of 1995 to $2,633,723 for the first six months of 1996 due primarily to the aforementioned PCS related expenditures.

     Cash used for investing activities was $362,595,112 for the six months ended June 30, 1996 as compared to $20,163,680 for the same period of 1995. Investing activities for the six months ended June 30, 1996 included capital expenditures totaling $55,287,495 (the majority of which related to buildout and development of the PCS system), investment of proceeds from the Preferred Stock Sales and Atlanta Offering in marketable securities of $127,444,316 and the acquisition of the Atlanta MTA license for $195,241,900. Additionally, the Company acquired $15,378,599 of cash in the acquisition of Powertel PCS Partners, L.P. during the first six months of 1996.

     Cash provided by financing activities amounted to $642,168,890 for the six months ended June 30, 1996 which principally reflects the proceeds from the Offerings, the Atlanta Offering, and the Preferred Stock Sales.

     PART II. OTHER INFORMATION

     ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K


      (A) EXHIBITS.


EXHIBIT
NUMBER                                                    EXHIBIT DESCRIPTION
- ------                                                    -------------------
*2(a)                    --  Business Combination Agreement dated as of August 23, 1995 by and among
                             InterCel, Inc., Powertel PCS Partners, L.P., the partners of Powertel PCS
                             Partners, L.P. and the stockholders of certain of the partners of Powertel
                             PCS Partners, L.P. (Filed as Exhibit 2(a) to Registration Statement on Form
                             S-1, File No. 33-96218 ("1995 Form S-1"), and incorporated herein by reference.)
*2(b)                    --  Amended and Restated Business Combination Agreement dated as of August 12,
                             1993 among Unity Telephone Company, InterCel, Inc., and certain stockholders of Unity Telephone Company, with Exhibits. (Filed as Exhibit 2 to
                             Registration Statement on Form S-1, File No. 33-72734 ("1993 Form S-1"), and
                             incorporated herein by reference.)
*2(c)                    --  Letter Agreement dated January 31, 1994 among Bert G. Clifford, Coral B.
                             Clifford, and InterCel, Inc. (Filed as Exhibit 2(a) to 1993 Form S-1, and
                             incorporated herein by reference.)
*2(d)                    --  Amendment No. 1 to Business Combination Agreement dated as of October 17,
                             1995 between InterCel, Inc. and InterCel PCS Services, Inc. (Filed as
                             Exhibit 2(d) to 1995 Form S-1, and incorporated herein by reference.)
*10(a)                   --  Lease Agreement dated September 1, 1990 by and between Interstate Telephone
                             Company and Interstate Cellular, Inc. for the premises located at 910 First
                             Avenue, West Point, Georgia (Filed as Exhibit 10(f) to Registration
                             Statement on Form S-18, File No. 33-41230 ("Form S-18"), and incorporated herein by reference.)
*10(b)                   --  Connection and Traffic Interexchange Agreement dated November 19, 1990 between Southern Bell Telephone and Telegraph Company and Interstate
                             Cellular, Inc. (Filed as Exhibit 10(h) to Form S-18, and incorporated herein by reference.)


*10(c)                   --  Connection and Traffic Interchange Agreement dated September 15, 1990 by and between Interstate Telephone Company and Interstate Cellular, Inc. (Filed as
                             Exhibit 10(i) to Form S-18, and incorporated herein by reference.)
*10(d)                   --  Building Lease dated November 1, 1991 between InterCel, Inc. and Riverside
                             Corporation. (Filed as Exhibit 10(q) to Annual Report on Form 10-K for the
                             year ended Dec. 31, 1991, File No. 33-41230, and incorporated herein by reference.)
*10(e)                   --  InterCel, Inc. 1995 Employee Restricted Stock Plan (as amended on November
                             17, 1995). (Filed as Exhibit 10(e) to 1995 Form S-1, and incorporated herein by reference.)
*10(f)                   --  InterCel, Inc. 1991 Stock Option Plan (as amended on November 17, 1995).
                             (Filed as Exhibit 10(f) to 1995 Form S-1, and incorporated herein by reference.)
*10(g)                   --  InterCel, Inc. Amended Nonemployee Stock Option Plan. (Filed as Exhibit
                             10(q) to Annual Report on Form 10-K for the year ended Dec. 31, 1994, File
                             No. 0-23102 ("1994 Form 10-K"), and incorporated herein by reference.)
*10(h)                   --  Amended and Restated Option Agreement dated as of October 29, 1993 among
                             InterCel, Inc., Bert G. Clifford, and Coral B. Clifford. (Filed as Exhibit
                             10(gg) to 1993 Form S-1, and incorporated herein by reference.)
*10(i)                   --  Directed Employee Benefit Trust Agreement between The Charles Schwab Trust
                             Company and InterCel, Inc. (Filed as Exhibit 10(jjjj) to 1994 Form 10-K, and incorporated herein by reference.)
*10(j)                   --  InterCel, Inc. 401(k) Profit Sharing Plan. (Filed as Exhibit 10(j) to 1995
                             Form S-1, and incorporated herein by reference.)
*10(k)                   --  Defined Benefit Pension Plan and Trust Adoption Agreement (Unity Telephone
                             Company) dated as of January 15, 1984. (Filed as Exhibit 10(ss) to 1993 Form
                             S-1, and incorporated herein by reference.)
*10(l)                   --  Defined Benefit Pension Plan (Unity Telephone Company). (Filed as Exhibit
                             10(tt) to 1993 Form S-1, and incorporated herein by reference.)
*10(m)                   --  Amendment to the Unity Telephone Company Pension Plan dated June 29, 1992.
                             (Filed as Exhibit 10(uu) to 1993 Form S-1, and incorporated herein by reference.)


*10(n)                   --  Software License Agreement between InterCel, Inc. and Systematics
                             Telecommunications Services, Inc. dated July 24, 1992. (Filed as Exhibit
                             10(aa) to 1992 Form 10-KSB, and incorporated herein by reference.)
*10(o)                   --  Lease Agreement dated August 17, 1992 between InterCel, Inc. and Eastern
                             Telecom. (Filed as Exhibit 10(cc) to 1992 Form 10-KSB, and incorporated herein by reference.)
*10(p)                   --  Customer Acceptance Agreement dated December 21, 1992 between InterCel, Inc.
                             and Interstate/Valley Telephone Company. (Filed as Exhibit 10(gg) to 1992
                             Form 10-KSB, and incorporated herein by reference.)
*10(q)                   --  Agreement dated as of October 29, 1993 among InterCel, Inc., Unity Cellular
                             Systems, Inc., and New York Cellular Geographic Service Area, Inc. (Filed as
                             Exhibit 10(hh) to 1993 Form S-1, and incorporated herein by reference.)
*10(r)                   --  Letter Agreement dated January 24, 1995 among InterCel, Inc., Unity Cellular
                             Systems, Inc. and New York Cellular Geographic Service Area, Inc. amending
                             Agreement dated October 29, 1993 among the same parties and filed as Exhibit
                             10(q). (Filed as Exhibit 10(xxx) to 1994 Form 10-K, and incorporated herein by reference.)
*10(s)                   --  Directors and Officers Insurance and Company Reimbursement Policy. (Filed as
                             Exhibit 10(ii) to 1993 Form S-1, and incorporated herein by reference.)
*10(t)                   --  Form of Indemnity Agreement. (Filed as Exhibit 10(jj) to 1993 Form S-1, and
                             incorporated herein by reference.)
*10(u)                   --  Partnership Agreement dated as of June 1, 1992 between New York Cellular
                             Geographic Service Area, Inc. and Unity Cellular Systems, Inc. (Filed as
                             Exhibit 10(qq) to 1993 Form S-1, and incorporated herein by reference.)
*10(v)                   --  Software Product License Agreement dated May 2, 1988 between NovAtel
                             Communications Ltd. and Unity Cellular Systems, Inc. (Filed as Exhibit
                             10(rr) to 1993 Form S-1, and incorporated herein by reference.)
*10(w)                   --  Limited Partnership Agreement of Powertel PCS Partners, L.P. dated as of
                             October 26, 1994. (Filed as Exhibit 10(yyy) to 1994 Form 10-K, and
                             incorporated herein by reference.)
*10(x)                   --  First Amendment of Limited Partnership Agreement of Powertel PCS Partners,
                             L.P. dated as of June 7, 1995. (Filed as Exhibit 10(mm) to 1995 Form S-1,


                             and incorporated herein by reference.)
*10(y)                   --  Management Agreement dated October 28, 1994 between Powertel PCS Partners,
                             L.P. and InterCel PCS Services, Inc. (Filed as Exhibit 10(zzz) to 1994 Form
                             10-K, and incorporated herein by reference.)
*10(z)                   --  Agreement dated July 28, 1995 between InterCel, Inc. and GGT U.S.A./South,
                             Inc. d/b/a Bright House. (Filed as Exhibit 10(oo) to 1995 Form S-1, and
                             incorporated herein by reference.)
*10(aa)                  --  DMS-MTX Cellular Supply Agreement dated March 29, 1995 between InterCel,
                             Inc. and Northern Telecom Inc. (Filed as Exhibit 10(pp) to 1995 Form S-1,
                             and incorporated herein by reference.)
*10(bb)                  --  Amendment No. 1 to DMS-MTX Cellular Supply Agreement between InterCel, Inc.
                             and Northern Telecom Inc. dated August 9, 1995. (Filed as Exhibit 10(qq) to
                             1995 Form S-1, and incorporated herein by reference.)
*10(cc)                  --  DMS-MTX Cellular Supply Agreement dated August 9, 1995 between Unity
                             Cellular Systems, Inc. d/b/a Unicel and Northern Telecom Inc. (Filed as
                             Exhibit 10(rr) to 1995 Form S-1, and incorporated herein by reference.)
*10(dd)                  --  Lease Agreement effective as of July 1, 1995 between ITC Holding Company,
                             Inc., InterCel, Inc. and Telecommunications Operations Group. (Filed as
                             Exhibit 10(ss) to 1995 Form S-1, and incorporated herein by reference.)
*10(ee)                  --  Information and Network Products and Services Agreement dated May 16, 1994 between Unity Cellular Systems, Inc. d/b/a Unicel and GTE Telecommunication
                             Services Incorporated. (Filed as Exhibit 10(tt) to 1995 Form S-1, and
                             incorporated herein by reference.)
*10(ff)                  --  Information and Network Products and Services Agreement dated June 16, 1994 between InterCel, Inc. and GTE Telecommunication Services Incorporated.
                             (Filed as Exhibit 10(uu) to 1995 Form S-1, and incorporated herein by reference.)
*10(gg)                  --  Site Acquisition Services Agreement entered into as of September 18, 1995, by and between Telesite Services, L.L.C. and Powertel PCS Partners, L.P.
                             (Filed as Exhibit 10(vv) to 1995 Form S-1, and incorporated herein by reference.)
*10(hh)                  --  Site Acquisition Services Agreement entered into as of September 15, 1995,



                             by and between Silvergate, L.L.C. and Powertel PCS Partners, L.P. (Filed as
                             Exhibit 10(ww) to 1995 Form S-1, and incorporated herein by reference.)
*10(ii)                  --  Site Acquisition Services Agreement entered into as of September 20, 1995, by and between Teletronics, Inc. and Powertel PCS Partners, L.P. (Filed as
                             Exhibit 10(xx) to 1995 Form S-1, and incorporated herein by reference.)
*10(jj)                  --  Amendment No. 1 to Site Acquisition Services Agreement entered into as of
                             December 4, 1995 by and between Silvergate, L.L.C. and Powertel PCS
                             Partners, L.P. (Filed as Exhibit 10(yy) to 1995 Form S-1, and incorporated herein by reference.)
*10(kk)                  --  ITC Holding Company, Inc. Employees Pension Plan and Trust (as amended on
                             December 15, 1994). (Filed as Exhibit 10(zz) to 1995 Form S-1, and
                             incorporated herein by reference.)
*10(ll)                  --  Memorandum of Understanding dated January 19, 1996 between InterCel, Inc.
                             and Ericsson Inc. (Filed as Exhibit 10(aaa) to 1995 Form S-1, and
                             incorporated herein by reference.)
*10(mm)                  --  Commitment Letter dated April 2, 1996 between NationsBank of Texas, N.A. and
                             Unity Cellular Systems, Inc., InterCel Licenses, Inc. and InterCel, Inc. (Filed as Exhibit 10(mm)
                             to Registration Statement on Form S-1, File No. 333-2748 ("1996 Form S-1"), and
                             incorporated herein by reference.)
*10(nn)                  --  Credit Agreement dated as of March 4, 1996 among InterCel PCS Services,
                             Inc., as Borrower, and Ericsson Inc., as Initial Lender, and Ericsson Inc.,
                             as Agent. (Filed as Exhibit 10(nn) to 1996 Form S-1, and incorporated herein by reference.)
*10(oo)                  --  Stock Purchase Agreement dated as of March 4, 1996 between InterCel, Inc.
                             and MPX Systems, Inc. (Filed as Exhibit 10(oo) to 1996 Form S-1, and incorporated herein by reference.)
*10(pp)                  --  Stock Purchase Agreement dated as of March 4, 1996 between InterCel, Inc.
                             and Ericsson Inc. (Filed as Exhibit 10(pp) to 1996 Form S-1, and incorporated herein by reference.)
*10(qq)                  --  Asset Purchase Agreement dated as of March 5, 1996 by and between GTE
                             Mobilnet Incorporated, InterCel Atlanta Licenses, Inc. and InterCel, Inc.
                             (Filed as Exhibit 10(qq) to 1996 Form S-1, and incorporated herein by reference.)



     *10(rr)             --  Acquisition Agreement dated as of March 4, 1996 between InterCel PCS
                             Services, Inc. and Ericsson Inc. (Filed as Exhibit 10(rr) to 1996 Form S-1, and incorporated herein by reference.)
     11                  --  Statement regarding Computation of Per Share Earnings.
     27                  --  Financial Data Schedule (for SEC use only).

     (B) REPORTS ON FORM 8-K.

     NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     INTERCEL, INC.
                                     --------------
                                     (Registrant)





Date:  August 2, 1996                By: /s/ Allen E. Smith
                                         -------------------------------------
                                         Allen E. Smith
                                         President and Chief Executive Officer


Date:  August 2, 1996                By: /s/ Fred G. Astor, Jr.
                                         -------------------------------------
                                         Fred G. Astor, Jr.
                                         Executive Vice President and Chief
                                         Financial Officer (Chief Accounting
                                         Officer