Form 10-Q
period 1996-09-30
INTERCEL INC/DE
filed 1996-11-14
CIK 876318

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                        For the transition period from              to
                                                       ------------    ---------

                         Commission file number 01-23102

                                 INTERCEL, INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)


            Delaware                                     58-1944750
           -----------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification Number)



         1233 O. G. Skinner Drive, West Point, Georgia          31833
         ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

    Registrant's telephone number, including area code:    (706) 645-2000
                                                        ------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
                                90 days. Yes X No
                                            ---   ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at September 30, 1996
                                             ---------------------------------

  Common Stock at $.01 par value                     26,809,040 Shares

PART 1 - FINANCIAL INFORMATION


                         INTERCEL, INC. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                           1996             1995
                                                                       -------------     ------------
                                                                                 (in 000's)
                                                   ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents                                            $ 195,422          $    630
   Short-term Investments                                                 144,260                 -
   Accounts Receivable - Net of Allowance for Doubtful Accounts             5,579             4,233
   Other Current Assets                                                    14,558             1,415
   Current Portion of Deferred Income Taxes                                   267               270
                                                                        ---------          --------
                                                                          360,086             6,548
                                                                        ---------          --------

PROPERTY AND EQUIPMENT, AT COST:                                          188,080            23,274
   Less: Accumulated Depreciation                                          (7,741)           (5,208)
                                                                        ---------          --------
                                                                          180,339            18,066
                                                                        ---------          --------

OTHER ASSETS:
   Licenses                                                               338,660                 -
   Goodwill - Net of Amortization                                          22,825            23,283
   Investment in Powertel                                                       -            19,224
   Deferred Income Taxes                                                    5,840             1,405
   Deferred Charges and Other                                              17,492             5,803
                                                                        ---------          --------
                                                                          384,817            49,715
                                                                        ---------          --------

     Total Assets                                                       $ 925,242          $ 74,329
                                                                        =========          ========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable - Trade                                             $   2,983          $    812
   Accounts Payable - Related Parties                                         106                72
   Advance Billings and Customer Deposits                                     904               828
   Accrued Expenses and Other Current Liabilities                          17,816             3,860
                                                                        ---------          --------
                                                                           21,809             5,572
                                                                        ---------          --------

LONG TERM OBLIGATIONS:
  12% Senior Discount Notes due February 2006                             210,111
  12% Senior Discount Notes due May 2006                                  211,073                 -
  Vendor Line of Credit                                                    45,414                 -
  Credit Facility                                                               -            24,602
  ITC Holding Company                                                           -             3,500
  Other                                                                         -               919
                                                                        ---------          --------
                                                                          466,598            29,021
                                                                        ---------          --------

DEFERRED REVENUE                                                              389               389
                                                                        ---------          --------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                                             2,753             2,674
                                                                        ---------          --------

STOCKHOLDERS' EQUITY:
   Common Stock                                                               269               100
   Preferred Stock                                                              2                 -
   Warrants Outstanding                                                     6,092                 -
   Paid-in Capital                                                        423,935            32,438
   Retained Earnings                                                        3,986             4,846
   Deferred  Compensation                                                    (247)             (371)
   Treasury Stock                                                            (344)             (340)
                                                                        ---------          --------
                                                                          433,693            36,673
                                                                        ---------          --------

     Total Liabilities and Stockholders' Equity                         $ 925,242          $ 74,329
                                                                        =========          ========


            The accompanying condensed notes to financial statements
                   are an integral part of these statements.

                         INTERCEL, INC. & SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                 1996          1995              1996          1995
                                             -----------   -----------        -----------   -----------
                                                            (in 000's except per share data)
REVENUES AND SALES
   Monthly Access Revenue                    $     3,740   $     3,170        $    10,780   $     8,917
   Airtime Revenue                                 1,642         1,312              4,480         3,576
   Roaming Revenue                                 1,866         1,696              4,964         4,109
   Toll Revenue                                      667           721              1,861         1,493
   Installation/Connection Revenue                    50           100                192           307
   Other Revenue                                     163            56                352           159
                                             -----------   -----------        -----------   -----------
     Total Service Revenues                        8,128         7,055             22,629        18,561
   Equipment Sales                                   980           934              2,785         2,712
                                             -----------   -----------        -----------   -----------
     Total Revenues and Sales                      9,108         7,989             25,414        21,273
                                             -----------   -----------        -----------   -----------

OPERATING EXPENSES
   Cost of Services                                1,163           801              2,587         1,802
   Cost of Equipment Sold                            842           731              2,339         2,183
   Operations                                      2,835           918              5,659         2,527
   Selling, General and Administrative             6,787         2,165             14,714         6,177
   Depreciation and Amortization                   1,814         1,385              5,058         3,705
                                             -----------   -----------        -----------   -----------
     Total Operating Expenses                     13,441         6,000             30,357        16,394
                                             -----------   -----------        -----------   -----------

OPERATING (LOSS) INCOME                           (4,333)        1,989             (4,943)        4,879
                                             -----------   -----------        -----------   -----------

OTHER (INCOME) EXPENSE
   Interest (Income) Expense, Net                 (4,460)          541             (4,040)        1,113
   Loss on Equity Investments                          -            84                 34            84
   Minority Interest in Loss of Cellular             (47)          (33)              (197)         (108)
   Miscellaneous (Income) Expense                     50            14                426          (312)
                                             -----------   -----------        -----------   -----------
     Total Other (Income) Expense                 (4,457)          606             (3,777)          777
                                             -----------   -----------        -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                    124         1,383             (1,166)        4,102
   Income Tax Benefit (Expense)                      (64)         (595)               306        (1,741)
                                             -----------   -----------        -----------   -----------

NET (LOSS) INCOME                            $        60   $       788        $      (860)  $     2,361
                                             ===========   ===========        ===========   ===========

NET INCOME PER SHARE                         $     0.002   $      0.08        $     (0.03)  $      0.23
                                             ===========   ===========        ===========   ===========

AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING              27,465,609    10,394,295         24,513,489    10,285,011
                                             ===========   ===========        ===========   ===========


            The accompanying condensed notes to financial statements
                   are an integral part of these statements.

                         INTERCEL, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       1996            1995
                                                                     ---------       --------
                                                                             (In 000'S)
Cash Flow From Operating Activities:
    Net Income                                                       $    (860)      $  2,361
   Adjustments to Reconcile Net Income to
      Net Cash Provided (Used) By Operating Activities -
   Minority Interest in Loss of Cellular Partnership                      (197)          (108)
   Depreciation                                                          2,564          2,056
   Amortization                                                          2,494          1,648
   Bond Accretion, Net of Amount Capitalized                            16,043              -
   Other                                                                   231             84
   Interest from Amortization of Debt Costs                              1,027              -
   Deferred Compensation                                                   124             82
   Gain on Disposal of Asset                                                 -            (27)
   Deferred Taxes, Net                                                  (4,433)         1,073
   Changes in Assets and Liabilities:                                        -              -
         Increase in Accounts Receivable                                (1,346)          (979)
         Increase in Other Current Assets                              (13,080)          (411)
         Increase in Deferred Charges                                   (9,754)        (1,922)
         Increase in Current Liabilities                                15,825          2,451
                                                                     ---------       --------
                Net Cash Provided By Operating Activities                8,638          6,308
                                                                     ---------       --------

Cash Flow From Investing Activities:
   Capital Expenditures                                               (161,240)        (7,726)
   Cash Acquired in Powertel Acquisition                                15,379              -
   Purchase of Atlanta MTA License                                    (195,242)             -
   Investments in Marketable Securities                               (144,365)         1,805
   Expenses Associated with Powertel Merger                                  -           (416)
   Investment - Powertel                                                     -        (16,975)
                                                                     ---------       --------
               Net Cash Used For Investing Activities                 (485,468)       (23,312)
                                                                     ---------       --------

Cash Flow From Financing Activities:
   Advances from (Repayments to) Affiliated Companies, Net                  34         (2,163)
   Capital Investment in Partnership - Minority Partner                    275            787
   Proceeds from Sale of Common Stock, Net                             110,166            168
   Proceeds from Sale of Preferred Stock, Net                          151,511              -
   Deferred Expenses Associated with Stock Offering                          -           (533)
   Proceeds from Bond Issuance, Net                                    392,324              -
   Deferred Expenses Associated with Debt Offering                           -           (177)
   Proceeds from Vendor Credit Facility                                 45,414         20,775
   Repayments of Long-Term Obligations                                 (28,102)        (2,178)
                                                                     ---------       --------
               Net Cash Provided By Financing Activities               671,622         16,679
                                                                     ---------       --------

Net Increase in Cash                                                   194,792           (325)
Cash and Cash Equivalents at Beginning of Period                           630            507
                                                                     ---------       --------

Cash and Cash Equivalents at End of Period                           $ 195,422       $    182
                                                                     =========       ========


            The accompanying condensed notes to financial statements
                   are an integral part of these statements.

                          INTERCEL, INC. & SUBSIDIARIES
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

3. Pursuant to an Asset Purchase Agreement, dated as of March 5, 1996, between InterCel Atlanta Licenses, Inc. (since renamed Powertel Atlanta Licenses, Inc.), a wholly owned subsidiary of the Company and GTE Mobilnet Incorporated ("GTE Mobilnet"), on June 28, 1996 the Company purchased GTE Mobilnet's license to provide personal communications services ("PCS") in the Atlanta (M011) PCS major trading area ("MTA") for approximately $195 million. Also on June 28, 1996, pursuant to a Stock Purchase Agreement dated as of March 4, 1996, between the Company and Ericsson Inc ("Ericsson"), Ericsson purchased 100,000 shares of nonvoting Series A Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $75 million and pursuant to a Stock Purchase Agreement dated as of March 4, 1996, between the Company and MPX Systems, Inc. ("MPX"), MPX purchased 100,000 shares of nonvoting Series B Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $75 million.

4.     On February 7, 1996, the Company consummated the following transactions:
       (i) pursuant to a Business Combination Agreement dated August 23, 1995, among the Company, Powertel PCS Partners, L.P. and the owners of Powertel PCS Partners, L.P, such owners (other than the Company) exchanged their ownership interests in Powertel PCS Partners, L.P for an aggregate of 9,686,410 shares of the Company's common stock in a private placement (the "Powertel Combination"); (ii) the Company received approximately $110.1 million of net proceeds from the sale of 7,124,322 shares of its Common Stock (which includes 124,322 shares purchased in March 1996 under the underwriters' overallotment option) in a public offering (the "Stock Offering"); and (iii) the Company received approximately $192.2 million of net proceeds from the sale of 35,747 units, consisting in the aggregate of $357,470,000 principal amount at maturity of the Company's 12% Senior Discount Notes due 2006 (the "12% Notes") and 1,143,904 warrants (the "Warrants") to purchase an equal number of shares of the Company's common stock at an exercise price of $18.15 per share, subject to adjustment (the "Unit Offering"; and together with the Stock Offering, the "February Offerings"). A portion of the net proceeds from the February Offerings was used to repay all outstanding borrowings under the Credit Facility and under the lending arrangement with ITC Holding. The balance of the net proceeds from the February Offerings will be used to partially finance the buildout and operating costs of the PCS system for, and certain acquisition expenses associated with, the Birmingham, Jacksonville and Memphis/Jackson MTAs.

5. On June 28, 1996, pursuant to a stock purchase agreement dated as of March 4, 1996, between the Company and Ericsson Inc ("Ericsson"), Ericsson purchased 100,000 shares of nonvoting Series A Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $75 million (the "Ericsson Preferred Stock Sale"), and pursuant to a Stock Purchase Agreement dated as of March 4, 1996, between the Company and MPX Systems, Inc. ("MPX"), MPX purchased 100,000 shares of nonvoting Series B Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $75 million (the "MPX Preferred Stock Sale"; and together with the Ericsson Preferred Stock Sale, the "Preferred Stock Sales").

6. On April 16, 1996, the Company issued $360 million aggregate principal amount at maturity (approximately $200.2 million gross proceeds) of the Company's 12% Senior Discount Notes due May 2006 (the "Notes" and together with the February Offerings, the "Offerings") in a public offering. The Company intends to use the net proceeds from the Offerings and the Preferred Stock Sales primarily to partially finance development, construction and operating costs and certain acquisition expenses associated with the PCS system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


         InterCel, Inc. (the "Company") holds the licenses to provide personal communications services ("PCS") in contiguous parts of ten southeastern states in the major trading areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama (the "PCS Markets"). These MTAs cover approximately 16 million potential customers and provide the Company with one of the largest contiguous PCS footprints in the southeastern United States. The Company is currently providing PCS in Jacksonville, Florida, Tuscaloosa and Montgomery, Alabama, and Memphis, Tennessee and is in the process of developing and constructing the PCS systems in numerous other cities within the PCS Markets.


         In addition to PCS, the Company provides cellular telecommunications services in contiguous portions of western Georgia and eastern Alabama (the "Southern Markets") as well as in major areas in Maine (the "Maine Markets"). Since the Company commenced cellular service in October 1990, the number of cellular customers has grown rapidly to 44,230 at September 30, 1996 (a penetration of approximately 5.7% of the total cellular service area population).


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


         The Company incurred an operating loss during the third quarter and expects to continue to incur significant operating losses as it develops and constructs its PCS system covering the PCS Markets and builds a PCS customer base.


         The majority of the interest costs incurred through the end of the third quarter related to the Notes and the 12% Notes has been capitalized as a cost of construction. As the Company has now begun providing PCS in several markets, the majority of such interest costs will be recognized as a period expense in the future. Additionally, all fixed assets and PCS licenses placed in service during the fourth quarter and beyond will cause a significant increase in depreciation and amortization expense. Finally, during the fourth quarter the Company intends to change its method of accounting for costs incurred in connection with certain promotional programs under which customers receive discounted cellular equipment or airtime usage credits. Under its current accounting method, all such costs are deferred and amortized over the life of the related non-cancelable cellular telephone service agreements. Under the new accounting method the costs will be expensed as incurred. This change in accounting principle is expected to result in a fourth quarter charge of approximately $1.5 million (net of income tax effect).

RESULTS OF OPERATIONS


         The following table reflects the composition of the Company's service revenue and equipment sales, and related gross margins, as well as overall operating and other costs and margins, as a percentage of total revenue (all data is in thousands).

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                             ------------------------------------------
                                                            % OF                  % OF
                                                           REVENUE/              REVENUE/
                                               1996         SALES    1995         SALES
                                             --------        ----   -------        ----
                                                                 (IN 000'S)
 SERVICE REVENUE & COST
   ANALYSIS:
Service Revenue
 Local Customers -
   Access Revenue                            $  3,740        46.0%  $ 3,170        44.9%
   Airtime Revenue                              1,642        20.2%    1,312        18.6%
   Toll Revenue                                   195         2.4%      188         2.7%
                                             --------       -----   -------       -----
                                                5,577        68.6%    4,670        66.2%
                                             --------       -----   -------       -----
 Roamers -
   Access & Airtime Revenue                     1,866        23.0%    1,696        24.0%
   Toll Revenue                                   472         5.8%      533         7.6%
                                             --------       -----   -------       -----
                                                2,338        28.8%    2,229        31.6%
                                             --------       -----   -------       -----
 Other Service Revenue                            213         2.6%      156         2.2%
                                             --------       -----   -------       -----
  Total Service Revenue                         8,128       100.0%    7,055       100.0%
 Cost of Services                               1,163        14.3%      800        11.3%
                                             --------       -----   -------       -----
  Gross Margin                               $  6,965        85.7%  $ 6,255        88.7%
                                             ========       =====   =======       =====

EQUIPMENT SALES & COST
   ANALYSIS:

Equipment Sales                              $    980       100.0%  $   934       100.0%
Cost of Equipment Sales                           842        86.0%      731        78.2%
                                             --------       -----   -------       -----
  Gross Margin                               $    138        14.0%  $   203        21.8%
                                             ========       =====   =======       =====

OPERATING MARGIN
   ANALYSIS:
Total Revenues                               $  9,108       100.0%  $ 7,989       100.0%
                                             --------       -----   -------       -----
Operating Expense -
 Cost of Services & Equipment Sales             2,005        22.1%    1,532        19.2%
 Operations                                     2,835        31.1%      918        11.5%
 Selling, General, & Administrative             6,787        74.5%    2,165        27.1%
 Depreciation & Amortization                    1,814        19.9%    1,385        17.3%
                                             --------       -----   -------       -----
   Total Operating Expenses                    13,441       147.6%    6,000        75.1%
                                             --------       -----   -------       -----
   Operating Income                            (4,333)      (47.6%)   1,989        24.9%
 Interest Expense, net                         (4,460)      (49.0%)     541         6.8%
 Loss on Equity Investment                          0         0.0%       84         1.0%
 Minority Interest in Cellular Partnership        (47)       (0.5%)     (33)       (0.4%)
 Miscellaneous Expense                             50         0.5%       14         0.2%
                                             --------       -----   -------       -----
   Income Before Income Taxes                     124         1.4%    1,383        17.3%
 Income Tax Benefit (Provision)                   (64)       (0.7%)    (595)       (7.4%)
                                             --------       -----   -------       -----
   Net Income                                $     60         0.7%  $   788         9.9%
                                             ========       =====   =======       =====

      Three Months Ended September 30, 1996 Compared to Three Months Ended
                September 30, 1995 (all data is in thousands)

         Service revenue from local customers increased $907 or 19.4% for the three months ended September 30, 1996, as compared to the same period of 1995. A 26.0% increase in the number of customers (to 44,230 at September 30, 1996, from 35,095 at September 30, 1995) was the primary factor driving this growth. The increase in new customers reflects the continued success of the Company's marketing efforts.


         The average monthly service revenue per customer (excluding roaming revenue and equipment charges) decreased to $42.60 for the three months ended September 30, 1996, from $45.20 for the same period of the prior year. This decrease was due primarily to the addition of customers who tend to use cellular service less frequently.


         Roamer revenue (including roamer long distance) for the three months ended September 30, 1996 increased $109 or 4.9% as compared to the same period of the prior year. This increase relates primarily to increased market penetration levels by the cellular industry as a whole. In addition, during September 1995, the Company entered into an agreement with BellSouth Mobility to provide discounted rates to BellSouth Mobility for its northern Georgia customers roaming in the Company's Georgia and Alabama service area in exchange for discounted rates for the Company's Georgia and Alabama customers roaming in certain parts of BellSouth Mobility's service area. Although this agreement initially resulted in a slight reduction in overall roaming revenue, the agreement has now resulted in increased roaming revenue due to the effects of its reduced pricing and the promotion of such reduced pricing by BellSouth Mobility to its applicable customer base.


         Monthly access revenue remains the largest component of service revenue, representing 46.0% of revenue during the three months ended September 30, 1996, as compared to 44.9% of revenue for the prior year period. Roaming revenue decreased to 28.8% of service revenue for the quarter ended September 30, 1996, as compared to 31.6% of service revenue for the same period of 1995.


         Cost of services includes cost of access to local exchange company facilities, cost of roaming validation (provided by a third-party clearing house), cost for long distance toll services (provided by both interexchange carriers and local exchange companies), cost of installation when performed by outside contractors, costs associated with cellular fraud, and cost of supplementary services (such as voice mail). For the three months ended September 30, 1996, cost of services was 14.3% of total service revenue, compared to 11.3% for the same period in 1995. This increase is primarily attributable to increased costs associated with cellular fraud and access costs incurred in connection with the PCS network.


         The gross margin on equipment sales was 14.0% and 21.8% for quarters ended September 30, 1996 and 1995, respectively. The margin decreased primarily as result of a reduction in equipment sales prices in the Maine Markets to meet competitive pressures in that marketplace.


         Operations costs, which include the costs of maintaining the cellular system, customer service (including PCS customer service personnel recruiting costs, salaries and training costs), inventory management, and in-house installations, totaled $2,835 for the three months ended September 30, 1996, which represented an increase of $1,917, or 208.8%, from the same period of 1995. As a percentage of total revenue, operations costs increased from 11.5% for the three months ended September 30, 1995 to 31.1% for the same period of 1996. The increase in such costs in the third quarter of 1996 over the third quarter of 1995 was primarily due to costs associated with the hiring of operations personnel to facilitate the Company's fourth quarter 1996 launch of PCS in several markets.


         Selling, general, and administrative costs ("SG&A") were $6,787 for three months ended September 30, 1996, an increase of $4,622 or 213.5%, as compared to the same period of the prior year. This increase was primarily attributable to employee-related costs associated with the hiring of employees to facilitate the fourth quarter 1996 launch of PCS in several markets.

         Depreciation and amortization include principally the depreciation of the cellular system and the amortization of the promotional credits associated with the Company's promotional programs. Depreciation and amortization expense totaled $1,814 for the three months ended September 30, 1996, as compared to $1,385 for the same period in 1995. Depreciation expense increased as a result of the installation of a new digital switch (placed in service during August
1995) and the related radio equipment in the Southern Market and the construction of nine additional cell sites. As a percentage of revenue, depreciation and amortization increased from 17.3% to 19.9% for the three months ended September 30, 1995 and 1996, respectively.


         Operating income before depreciation and amortization decreased to an operating loss of 27.7% of total revenue for the three months ended September 30, 1996, as compared to income of 42.2% for the same period of the prior year. This decrease reflects the aforementioned increase in operations and selling, general, and administrative costs resulting from the Company's fourth quarter 1996 launch of PCS in several markets.


         The Company earned net interest income of $4,460 for the three months ended September 30, 1996, as compared to net interest expense incurred of $541 for the same period of the prior year. This change is due to earnings on the investment of the proceeds from the debt offerings that became effective on February 7 and April 16, 1996 (see "Liquidity and Capital Resources"). Additionally, approximately $12.5 million of interest expense was capitalized to construction during the three months ended September 30, 1996 as the Company completes its initial build-out of the PCS system.


         The results for the three months ended September 30, 1996 and 1995 reflect an offset to expense of $47 and $33, respectively, related to the Northern Maine Partnership and the minority partner's share of the loss in the partnership for the periods. The amount represents 49% of the Northern Maine Partnership's loss for the year.


         The effective income tax rates for the three months ended September 30, 1996 and 1995 were 51.7% (tax benefit) and 43.0% (tax provision), respectively. The 1996 tax benefit reflects the utilization of NOL carrybacks to offset prior years' taxable income.

         The following tables reflect the composition of the Company's service revenue and equipment sales, and related gross margins, as well as overall operating and other costs and margins, as a percentage of total revenue (all data is in thousands).


                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                             ------------------------------------------
                                                            % OF                  % OF
                                                           REVENUE/              REVENUE/
                                               1996         SALES    1995         SALES
                                             --------        ----   --------        ----
                                                                 (IN 000'S)
 SERVICE REVENUE & COST
   ANALYSIS:
Service Revenue
 Local Customers -
   Access Revenue                            $ 10,780        47.6%  $  8,917        48.0%
   Airtime Revenue                              4,480        19.8%     3,576        19.3%
   Toll Revenue                                   565         2.5%       385         2.1%
                                             --------       -----   --------       -----
                                               15,825        69.9%    12,878        69.4%
                                             --------       -----   --------       -----
 Roamers -
   Access & Airtime Revenue                     4,964        22.0%     4,109        22.1%
   Toll Revenue                                 1,296         5.7%     1,108         6.0%
                                             --------       -----   --------       -----
                                                6,260        27.7%     5,217        28.1%
                                             --------       -----   --------       -----
 Other Service Revenue                            544         2.4%       466         2.5%
                                             --------       -----   --------       -----
  Total Service Revenue                        22,629       100.0%    18,561       100.0%
 Cost of Services                               2,587        11.4%     1,802         9.7%
                                             --------       -----   --------       -----
  Gross Margin                               $ 20,042        88.6%  $ 16,759        90.3%
                                             ========       =====   ========       =====

EQUIPMENT SALES & COST
   ANALYSIS:

Equipment Sales                              $  2,785       100.0%  $  2,712       100.0%
Cost of Equipment Sales                         2,339        84.0%     2,183        80.5%
                                             --------       -----   --------       -----
  Gross Margin                               $    446        16.0%  $    529        19.5%
                                             ========       =====   ========       =====

OPERATING MARGIN
   ANALYSIS:
Total Revenues                               $ 25,414       100.0%  $ 21,273       100.0%
                                             --------       -----   --------       -----
Operating Expense -
 Cost of Services & Equipment Sales             4,926        19.4%     3,985        18.8%
 Operations                                     5,659        22.3%     2,527        11.9%
 Selling, General, & Administrative            14,714        57.9%     6,177        29.0%
 Depreciation & Amortization                    5,058        19.9%     3,705        17.4%
                                             --------       -----   --------       -----
   Total Operating Expenses                    30,357       119.5%    16,394        77.1%
                                             --------       -----   --------       -----
   Operating Income                            (4,943)      (19.5%)    4,879        22.9%
 Interest Expense, net                         (4,040)      (15.9%)    1,113         5.2%
 Loss on Equity Investments                        34         0.1%        84         0.4%
 Minority Interest in Cellular Partnership       (197)       (0.8%)     (108)       (0.5%)
 Miscellaneous (Income) Expense                   426         1.7%      (312)       (1.5%)
                                             --------       -----   --------       -----
   Income Before Income Taxes                  (1,166)       (4.6%)    4,102        19.3%
 Income Tax Benefit (Provision)                   306         1.2%    (1,741)       (8.2%)
                                             --------       -----   --------       -----
   Net Income                                $   (860)       (3.4%) $  2,361        11.1%
                                             ========       =====   ========       =====

       Nine Months Ended September 30, 1996 Compared to Nine Months Ended
                  September 30, 1995 (all data is in thousands)

         Service revenue from local customers increased $2,947 or 22.9%, for the nine months ended September 30, 1996, as compared to the same period of 1995. A 26.0% increase in the number of customers (to 44,230 at September 30, 1996, from 35,095 at September 30, 1995) was the primary factor driving this growth. The substantial increase in new customers reflects the continued success of the Company's marketing efforts.


         The average monthly service revenue per customer (excluding roaming revenue and equipment charges) decreased to $42.12 for the nine months ended September 30, 1996, from $44.38 for the same period of the prior year. This decrease was due primarily to the addition of customers who tend to use cellular service less frequently.


         Roamer revenue (including roamer long distance) for the nine months ended September 30, 1996 increased $1,043 or 20.0%, compared to the same period of the prior year. This increase relates primarily to increased market penetration levels by the cellular industry as a whole. In addition, during September 1995, the Company entered into an agreement with BellSouth Mobility to provide discounted rates to BellSouth Mobility for its northern Georgia customers roaming in the Company's Georgia and Alabama service area in exchange for discounted rates for the Company's Georgia and Alabama customers roaming in certain parts of BellSouth Mobility's service area. Although this agreement initially resulted in a slight reduction in overall roaming revenue, the agreement has now resulted in increased roaming revenue due to the effects of its reduced pricing and the promotion of such reduced pricing by BellSouth Mobility to its applicable customer base.


         Monthly access revenue remains the largest component of service revenue, representing 47.6% of revenue during the nine months ended September 30, 1996, as compared to 48.0% of revenue for the prior year period. Roaming revenue decreased slightly to 27.7% of service revenue for the nine months ended September 30, 1996, as compared to 28.1% of service revenue for the same period of 1995.


         Cost of services includes cost of access to local exchange company facilities, cost of roaming validation (provided by a third-party clearing house), cost for long distance toll services (provided by both interexchange carriers and local exchange companies), cost of installation when performed by outside contractors, costs associated with cellular fraud, and cost of supplementary services (such as voice mail). For the nine months ended September 30, 1996, cost of services was 11.4% of total service revenue, compared to 9.7% for the same period in 1995. This increase is primarily attributable to increased costs associated with cellular fraud and access costs incurred in connection with the PCS network.


         The gross margin on equipment sales was 16.0% and 19.5% for the nine months ended September 30, 1996 and 1995, respectively. The decrease resulted primarily from the reduction in equipment sales prices in the Maine Markets to meet competitive pressures in that marketplace.


         Operations costs, which include the costs of maintaining the cellular system, customer service (including PCS customer service personnel recruiting costs, salaries and training costs), inventory management, and in-house installations, totaled $5,659 for nine months ended September 30, 1996, which represented an increase of $3,132 or 123.9%, from the same period of 1995. As a percentage of total revenue, operations costs increased from 11.9% for the nine months ended September 30, 1995 to 22.3% for the same period of 1996. The increase in such costs in the first nine months of 1996 over the first nine months of 1995 was primarily due to costs associated with the hiring of operations personnel to facilitate the Company's fourth quarter 1996 launch of PCS in several markets.

         Selling, general, and administrative costs ("SG&A") were $14,714 for nine months ended September 30, 1996, an increase of $8,537, or 138.2%, as compared to the same period of the prior year. This increase was primarily attributable to employee-related costs associated with the hiring of employees to facilitate the fourth quarter 1996 launch of PCS in several markets.


         Depreciation and amortization include principally the depreciation of the cellular system and the amortization of promotional credits associated with Company's promotional programs. Depreciation and amortization expense totaled $5,058 for the nine months ended September 30, 1996, as compared to $3,705 for the same period in 1995. Depreciation expense increased as a result of the installation of a new digital switch (placed in service during August 1995) and the related radio equipment in the Southern Market and the construction of nine additional cell sites. As a percentage of revenue, depreciation and amortization increased from 17.4% to 19.9% for the nine months ended September 30, 1995 and 1996, respectively.


         Operating income before depreciation and amortization decreased to 0.5% of total revenue for the nine months ended September 30, 1996, as compared to 40.4% for the same period of the prior year. This decrease reflects the aforementioned increase in operations and selling, general, and administrative costs resulting from the Company's fourth quarter 1996 launch of PCS in several markets.


         The Company incurred net interest income of $4,040 for the nine months ended September 30, 1996, as compared to net interest expense of $1,113 for the same period of the prior year. This change is due to interest costs associated with the debt offerings that became effective on February 7 and April 16, 1996 (see "Liquidity and Capital Resources") which were more than offset by interest earned on such proceeds during the nine months ended September 30, 1996. Additionally, approximately $19.6 million of interest expense has been capitalized to construction through September 30, 1996 as the Company completes its initial build-out of the PCS system.


         The results for the nine months ended September 30, 1996 and 1995 reflect an offset to expense of $197 and $108, respectively, related to the Northern Maine Partnership and the minority partner's share of the loss in the partnership for the periods. The amount represents 49% of the Northern Maine Partnership's loss for the year.


         The effective income tax rates for nine months ended September 30, 1996 and 1995 were 26.2% (tax benefit) and 42.4% (tax provision), respectively. The 1996 tax benefit reflects the utilization of NOL carrybacks to offset prior years' taxable income.

LIQUIDITY AND CAPITAL RESOURCES


         The Company requires significant amounts of capital for funding its entry into the PCS business and for the operation of its cellular system. The Company may also require additional financing in the event it decides to make additional acquisitions.


         On February 7, 1996, the Company received approximately $110.1 million of net proceeds from the sale of 7,124,322 shares of its Common Stock (which includes 124,322 shares purchased in March 1996 under the underwriters' overallotment option) in a public offering (the "Stock Offering"); and received approximately $192.2 million of net proceeds from the sale of 35,747 units, consisting in the aggregate of $357,470,000 principal amount at maturity of the Company's 12% Senior Discount Notes due May 2006 (the "12% Notes") and 1,143,904 warrants (the "Warrants") to purchase an equal number of shares of the Company's common stock at an exercise price of $18.15 per share, subject to adjustment (the "Unit Offering"; and together with the Stock Offering, the "February Offerings"). A portion of the net proceeds from the February Offerings was used to repay all previously outstanding borrowings. The balance of the net proceeds from the February Offerings will be used to partially finance the buildout and operating costs of the PCS system for, and certain acquisition expenses associated with the Birmingham, Jacksonville and Memphis/Jackson MTAs.


         Pursuant to an Asset Purchase Agreement, dated as of March 5, 1996, between InterCel Atlanta Licenses, Inc. (since renamed Powertel Atlanta Licenses, Inc.), a wholly owned subsidiary of the Company (the "Atlanta License Subsidiary") and GTE Mobilnet Incorporated ("GTE Mobilnet"), on June 28, 1996 the Company purchased GTE Mobilnet's license to provide PCS in the Atlanta
(M011) PCS MTA for approximately $195 million (the "Atlanta MTA Acquisition"). Also on June 28, 1996, pursuant to a stock purchase agreement dated as of March 4, 1996, between the Company and Ericsson Inc ("Ericsson"), Ericsson purchased 100,000 shares of nonvoting Series A Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $75 million (the "Ericsson Preferred Stock Sale"), and pursuant to a Stock Purchase Agreement dated as of March 4, 1996, between the Company and MPX Systems, Inc. ("MPX"), MPX purchased 100,000 shares of nonvoting Series B Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $75 million (the "MPX Preferred Stock Sale"; and together with the Ericsson Preferred Stock Sale, the "Preferred Stock Sales").


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


         The development, construction and initial start-up phase associated with the implementation of the Company's PCS system continues to require substantial capital. Costs associated with the PCS system buildout include acquisition of tower sites, leasehold improvements, base station and switch equipment, microwave relocation costs and labor expenses related to construction of sites. Upon completion of the initial buildouts, the PCS system is expected to cover approximately 81,000 square miles with coverage of approximately 60% of the population within the Company's PCS markets. The initial coverage will extend across each of the 22 major metropolitan areas within the Company's PCS markets, as well as the major highway corridors connecting those areas. The Company thereafter expects to continue to build the PCS system in less populous areas of its PCS markets, based on customer needs and competitive factors (in the same way that most of the country's cellular systems have been built).

         Pursuant to a Credit Agreement with Ericsson (the "Vendor Financing Agreement"), Ericsson agreed, subject to the terms and conditions therein, to provide the Company with up to $165 million of financing for purchases of PCS equipment and services under an equipment purchase agreement between the Company and Ericsson. The Company's obligations under the Vendor Financing Agreement are secured by all tangible assets purchased with the proceeds therefrom and by a pledge of the capital stock of the Company's subsidiaries that hold the PCS licenses for the PCS Markets. As of September 30, 1996, the Company had borrowings totaling approximately $45 million under the Vendor Financing Agreement.


         The Vendor Financing Agreement requires the Company to maintain certain financial ratios. The failure of the Company and its subsidiaries to maintain such ratios would constitute events of default under the agreement, notwithstanding the ability of the Company to meet its debt service obligations. An event of default under such agreement would allow the lender to accelerate the maturity of such indebtedness. In such event, a significant portion of the Company's other indebtedness may become due and payable. The Company was in compliance with all such ratios as of September 30, 1996.


         The Company believes that cash on hand and borrowings under the Vendor Financing Agreement will be sufficient to finance the development, construction and operating costs associated with the initial buildout of the Company's PCS system through 1997.


         Although the Company is currently unable to predict the amount of expenditures that may be required after 1997, the Company expects that it may require additional capital for the buildout of the PCS system after 1997. Sources of additional capital may include vendor financing, cash flow from cellular operations, public and private equity and debt financings by the Company and proceeds received from any exercises of the Warrants. The Company may also require additional financing in the event it is successful in the FCC's D, E and F block auction ( the "DEF Auction") for 10 MHz PCS licenses, which is currently in progress, or if the Company decides to make additional acquisitions. As of November 11, 1996, the Company was high bidder for one or two of the 10 MHz PCS licenses in 13 Basic Trading Areas covering approximately
6.3 million POPs. The Company's total financial commitment under such bids totaled approximately $30.7 million. In addition to this bid commitment, the Company may be subject to a maximum penalty of approximately $1.2 million in penalties associated with a bid withdrawal in the DEF Auction.


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

         During the nine months ended September 30, 1996, the Company generated net cash of $8,638 from operating activities, which was a increase of $2,330 from the same period of 1995. Bond accretion (which is an adjustment to reconcile net income to net cash) of $16,043 was responsible for the increase in operating cash flows. Operating income, before depreciation and amortization, decreased from $8,584 for the first nine months of 1995 to $115 for the first nine months of 1996 due primarily to the aforementioned PCS related expenditures.


         Cash used for investing activities was $485,468 for the nine months ended September 30, 1996 as compared to $23,312 for the same period of 1995. Investing activities for the nine months ended September 30, 1996 included capital expenditures totaling $161,240 (the majority of which related to buildout and development of the PCS system), investment of proceeds from the Preferred Stock Sales and Atlanta Offering in marketable securities of $144,365 and the acquisition of the Atlanta MTA license for $195,242. Additionally, the Company acquired $15,379 of cash in the acquisition of Powertel PCS Partners, L.P. during the first quarter of 1996.


         Cash provided by financing activities amounted to $671,622 for the nine months ended September 30, 1996 which principally reflects the proceeds from the Vendor Credit Facility, the Offerings, the Atlanta Offering, and the Preferred Stock Sales.

PART II. OTHER INFORMATION

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS.

 EXHIBIT
 NUMBER                EXHIBIT DESCRIPTION
 ------                -------------------

*2(a)             --       Business Combination Agreement dated as of August 23,
                           1995 by and among InterCel, Inc., Powertel PCS
                           Partners, L.P., the partners of Powertel PCS
                           Partners, L.P. and the stockholders of certain of the partners of Powertel PCS Partners, L.P. (Filed as
                           Exhibit 2(a) to Registration Statement on Form S-1,
                           File No. 33-96218 ("1995 Form S-1"), and incorporated herein by reference.)

*2(b)             --       Amended and Restated Business Combination Agreement
                           dated as of August 12, 1993 among Unity Telephone
                           Company, InterCel, Inc., and certain stockholders of Unity Telephone Company, with Exhibits. (Filed as
                           Exhibit 2 to Registration Statement on Form S-1, File
                           No. 33-72734 ("1993 Form S-1"), and incorporated herein by reference.)

 *2(c)            --       Letter Agreement dated January 31, 1994 among Bert G.
                           Clifford, Coral B. Clifford, and InterCel, Inc.
                           (Filed as Exhibit 2(a) to 1993 Form S-1, and incorporated herein by reference.)

 *2(d)            --       Amendment No. 1 to Business Combination Agreement
                           dated as of October 17, 1995 between InterCel, Inc.
                           and InterCel PCS Services, Inc. (Filed as Exhibit
                           2(d) to 1995 Form S-1, and incorporated herein by reference.)

 *10(a)           --       Lease Agreement dated September 1, 1990 by and
                           between Interstate Telephone Company and Interstate
                           Cellular, Inc. for the premises located at 910 First
                           Avenue, West Point, Georgia (Filed as Exhibit 10(f) to Registration Statement on Form S-18, File No.
                           33-41230 ("Form S-18"), and incorporated herein by reference.)

 *10(b)           --       Connection and Traffic Interexchange Agreement dated
                           November 19, 1990 between Southern Bell Telephone and
                           Telegraph Company and Interstate Cellular, Inc.
                           (Filed as Exhibit 10(h) to Form S-18, and incorporated herein by reference.)

 *10(c)           --       Connection and Traffic Interchange Agreement dated
                           September 15, 1990 by and between Interstate
                           Telephone Company and Interstate Cellular, Inc.
                           (Filed as Exhibit 10(i) to Form S-18, and incorporated herein by reference.)

 *10(d)           --       Building Lease dated November 1, 1991 between
                           InterCel, Inc. and Riverside Corporation. (Filed as
                           Exhibit 10(q) to Annual Report on Form 10-K for the year ended Dec. 31, 1991, File No. 33-41230, and incorporated herein by reference.)

 *10(e)           --       InterCel, Inc. 1995 Employee Restricted Stock Plan
                           (as amended on November 17, 1995). (Filed as Exhibit
                           10(e) to 1995 Form S-1, and incorporated herein by reference.)

 *10(f)           --       InterCel, Inc. 1991 Stock Option Plan (as amended on
                           November 17, 1995). (Filed as Exhibit 10(f) to 1995
                           Form S-1, and incorporated herein by reference.)

 *10(g)           --       InterCel, Inc. Amended Nonemployee Stock Option Plan.
                           (Filed as Exhibit 10(q) to Annual Report on Form 10-K for the year ended Dec. 31, 1994, File No. 0-23102
                           ("1994 Form 10-K"), and incorporated herein by reference.)

 *10(h)           --       Amended and Restated Option Agreement dated as of
                           October 29, 1993 among InterCel, Inc., Bert G.
                           Clifford, and Coral B. Clifford. (Filed as Exhibit
                           10(gg) to 1993 Form S-1, and incorporated herein by reference.)

 *10(i)           --       Directed Employee Benefit Trust Agreement between The
                           Charles Schwab Trust Company and InterCel, Inc.
                           (Filed as Exhibit 10(jjjj) to 1994 Form 10-K, and incorporated herein by reference.)

 *10(j)           --       InterCel, Inc. 401(k) Profit Sharing Plan. (Filed as
                           Exhibit 10(j) to 1995 Form S-1, and incorporated herein by reference.)

 *10(k)           --       Defined Benefit Pension Plan and Trust Adoption
                           Agreement (Unity Telephone Company) dated as of
                           January 15, 1984. (Filed as Exhibit 10(ss) to 1993
                           Form S-1, and incorporated herein by reference.)

 *10(l)           --       Defined Benefit Pension Plan (Unity Telephone
                           Company). (Filed as Exhibit 10(tt) to 1993 Form S-1, and incorporated herein by reference.)

 *10(m)           --       Amendment to the Unity Telephone Company Pension Plan
                           dated June 29, 1992. (Filed as Exhibit 10(uu) to 1993
                           Form S-1, and incorporated herein by reference.)

 *10(n)           --       Software License Agreement between InterCel, Inc. and
                           Systematics Telecommunications Services, Inc. dated
                           July 24, 1992. (Filed as Exhibit 10(aa) to 1992 Form
                           10-KSB, and incorporated herein by reference.)

 *10(o)           --       Lease Agreement dated August 17, 1992 between
                           InterCel, Inc. and Eastern Telecom. (Filed as Exhibit
                           10(cc) to 1992 Form 10-KSB, and incorporated herein by reference.)

 *10(p)           --       Customer Acceptance Agreement dated December 21, 1992
                           between InterCel, Inc. and Interstate/Valley
                           Telephone Company. (Filed as Exhibit 10(gg) to 1992
                           Form 10-KSB, and incorporated herein by reference.)

 *10(q)           --       Agreement dated as of October 29, 1993 among
                           InterCel, Inc., Unity Cellular Systems, Inc., and New
                           York Cellular Geographic Service Area, Inc. (Filed as
                           Exhibit 10(hh) to 1993 Form S-1, and incorporated herein by reference.)

 *10(r)           --       Letter Agreement dated January 24, 1995 among
                           InterCel, Inc., Unity Cellular Systems, Inc. and New
                           York Cellular Geographic Service Area, Inc. amending
                           Agreement dated October 29, 1993 among the same parties and filed as Exhibit 10(q). (Filed as Exhibit
                           10(xxx) to 1994 Form 10-K, and incorporated herein by reference.)

 *10(s)           --       Directors and Officers Insurance and Company
                           Reimbursement Policy. (Filed as Exhibit 10(ii) to
                           1993 Form S-1, and incorporated herein by reference.)

 *10(t)           --       Form of Indemnity Agreement. (Filed as Exhibit 10(jj)
                           to 1993 Form S-1, and incorporated herein by reference.)

 *10(u)           --       Partnership Agreement dated as of June 1, 1992
                           between New York Cellular Geographic Service Area,
                           Inc. and Unity Cellular Systems, Inc. (Filed as
                           Exhibit 10(qq) to 1993 Form S-1, and incorporated herein by reference.)

 *10(v)           --       Software Product License Agreement dated May 2, 1988
                           between NovAtel Communications Ltd. and Unity
                           Cellular Systems, Inc. (Filed as Exhibit 10(rr) to
                           1993 Form S-1, and incorporated herein by reference.)

 *10(w)           --       Limited Partnership Agreement of Powertel PCS
                           Partners, L.P. dated as of October 26, 1994. (Filed as Exhibit 10(yyy) to 1994 Form 10-K, and incorporated herein by reference.)

 *10(x)           --       First Amendment of Limited Partnership Agreement of
                           Powertel PCS Partners, L.P. dated as of June 7, 1995.
                           (Filed as Exhibit 10(mm) to 1995 Form S-1, and incorporated herein by reference.)

 *10(y)           --       Management Agreement dated October 28, 1994 between
                           Powertel PCS Partners, L.P. and InterCel PCS
                           Services, Inc. (Filed as Exhibit 10(zzz) to 1994 Form
                           10-K, and incorporated herein by reference.)

 *10(z)           --       Agreement dated July 28, 1995 between InterCel, Inc.
                           and GGT U.S.A./South, Inc. d/b/a Bright House. (Filed as Exhibit 10(oo) to 1995 Form S-1, and incorporated herein by reference.)

 *10(aa)          --       DMS-MTX Cellular Supply Agreement dated March 29,
                           1995 between InterCel, Inc. and Northern Telecom Inc.
                           (Filed as Exhibit 10(pp) to 1995 Form S-1, and incorporated herein by reference.)

 *10(bb)          --       Amendment No. 1 to DMS-MTX Cellular Supply Agreement
                           between InterCel, Inc. and Northern Telecom Inc.
                           dated August 9, 1995. (Filed as Exhibit 10(qq) to
                           1995 Form S-1, and incorporated herein by reference.)

 *10(cc)          --       DMS-MTX Cellular Supply Agreement dated August 9,
                           1995 between Unity Cellular Systems, Inc. d/b/a
                           Unicel and Northern Telecom Inc. (Filed as Exhibit
                           10(rr) to 1995 Form S-1, and incorporated herein by reference.)

 *10(dd)          --       Lease Agreement effective as of July 1, 1995 between
                           ITC Holding Company, Inc., InterCel, Inc. and
                           Telecommunications Operations Group. (Filed as
                           Exhibit 10(ss) to 1995 Form S-1, and incorporated herein by reference.)

 *10(ee)          --       Information and Network Products and Services
                           Agreement dated May 16, 1994 between Unity Cellular
                           Systems, Inc. d/b/a Unicel and GTE Telecommunication
                           Services Incorporated. (Filed as Exhibit 10(tt) to
                           1995 Form S-1, and incorporated herein by reference.)

 *10(ff)          --       Information and Network Products and Services
                           Agreement dated June 16, 1994 between InterCel, Inc.
                           and GTE Telecommunication Services Incorporated.
                           (Filed as Exhibit 10(uu) to 1995 Form S-1, and incorporated herein by reference.)

 *10(gg)          --       Site Acquisition Services Agreement entered into as
                           of September 18, 1995, by and between Telesite
                           Services, L.L.C. and Powertel PCS Partners, L.P.
                           (Filed as Exhibit 10(vv) to 1995 Form S-1, and incorporated herein by reference.)

 *10(hh)          --       Site Acquisition Services Agreement entered into as
                           of September 15, 1995,
                           by and between Silvergate, L.L.C. and Powertel PCS
                           Partners, L.P. (Filed as Exhibit 10(ww) to 1995 Form
                           S-1, and incorporated herein by reference.)

 *10(ii)          --       Site Acquisition Services Agreement entered into as
                           of September 20, 1995, by and between Teletronics, Inc. and Powertel PCS Partners, L.P. (Filed as
                           Exhibit 10(xx) to 1995 Form S-1, and incorporated herein by reference.)

 *10(jj)          --       Amendment No. 1 to Site Acquisition Services
                           Agreement entered into as of December 4, 1995 by and between Silvergate, L.L.C. and Powertel PCS Partners,
                           L.P. (Filed as Exhibit 10(yy) to 1995 Form S-1, and incorporated herein by reference.)

 *10(kk)          --       ITC Holding Company, Inc. Employees Pension Plan and
                           Trust (as amended on December 15, 1994). (Filed as
                           Exhibit 10(zz) to 1995 Form S-1, and incorporated herein by reference.)

 *10(ll)          --       Memorandum of Understanding dated January 19, 1996
                           between InterCel, Inc. and Ericsson Inc. (Filed as
                           Exhibit 10(aaa) to 1995 Form S-1, and incorporated herein by reference.)

 *10(mm)          --       Commitment Letter dated April 2, 1996 between
                           NationsBank of Texas, N.A. and Unity Cellular
                           Systems, Inc., InterCel Licenses, Inc. and InterCel,
                           Inc. (Filed as Exhibit 10(mm) to Registration
                           Statement on Form S-1, File No. 333-2748 ("1996 Form
                           S-1"), and incorporated herein by reference.)

 *10(nn)          --       Credit Agreement dated as of March 4, 1996 among
                           InterCel PCS Services, Inc., as Borrower, and
                           Ericsson Inc., as Initial Lender, and Ericsson Inc., as Agent. (Filed as Exhibit 10(nn) to 1996 Form S-1, and incorporated herein by reference.)

*10(oo)           --       Stock Purchase Agreement dated as of March 4, 1996
                           between InterCel, Inc. and MPX Systems, Inc. (Filed as Exhibit 10(oo) to 1996 Form S-1, and incorporated herein by reference.)

 *10(pp)          --       Stock Purchase Agreement dated as of March 4, 1996
                           between InterCel, Inc. and Ericsson Inc. (Filed as
                           Exhibit 10(pp) to 1996 Form S-1, and incorporated herein by reference.)

 *10(qq)          --       Asset Purchase Agreement dated as of March 5, 1996 by
                           and between GTE Mobilnet Incorporated, InterCel
                           Atlanta Licenses, Inc. and InterCel, Inc. (Filed as
                           Exhibit 10(qq) to 1996 Form S-1, and incorporated herein by reference.)

 *10(rr)          --       Acquisition Agreement dated as of March 4, 1996
                           between InterCel PCS Services, Inc. and Ericsson Inc.
                           (Filed as Exhibit 10(rr) to 1996 Form S-1, and incorporated herein by reference.)

 10(ss)           --       Second Amendment to InterCel, Inc. Pension Plan

 10(tt)           --       Certificate of Designations, Powers, Preferences and
                           Relative, Participating or Other Rights, and the
                           Qualifications, Limitations or Restrictions Thereof, of Series A Convertible Preferred Stock of InterCel,
                           Inc.

 10(uu)           --       Certificate of Designations, Powers, Preferences and
                           Relative, Participating or Other Rights, and the
                           Qualifications, Limitations or Restrictions Thereof, of Series B Convertible Preferred Stock of InterCel,
                           Inc.

 10(vv)           --       License Agreement Between LHS Communications, Inc.
                           and Powertel, Inc. Dated August 2, 1996.

 10(ww)           --       Amendment No. 1 to the Credit Agreement by and among
                           Powertel, Inc. as Borrower, Ericsson, Inc. as Initial
                           Lender and Ericsson, Inc. as Agent.

10(yy)            --       Third Restated Certificate Of Incorporation Of
                           InterCel, Inc.

11                --       Statement regarding Computation of Per Share
                           Earnings.

27                --       Financial Data Schedule (for SEC use only)


(B) REPORTS ON FORM 8-K.
  NONE

*Previously Filed

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      INTERCEL, INC.
                                                      (Registrant)





Date:  November 13, 1996           By:  /s/ Allen E. Smith
                                        ------------------
                                        Allen E. Smith
                                        President and Chief Executive Officer




Date: November 13, 1996            By:  /s/ Fred G. Astor, Jr.
                                        ----------------------
                                        Fred G. Astor, Jr.
                                        Executive Vice President, and Chief
                                        Financial Officer (Chief Accounting
                                        Officer)