Form 10-K
period 1996-12-31
INTERCEL INC/DE
filed 1997-03-19
CIK 876318

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year ended December 31, 1996

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                     COMMISSION FILE NUMBER:    0-23012

                               INTERCEL, INC.
           (Exact name of Registrant as specified in its charter)

           Delaware                                       58-1944750
  (State of incorporation)                 (I.R.S. Employer Identification No.)

1233 O.G. Skinner Drive, West Point, Georgia                 31833
  (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number including area code):      (706) 645-2000



Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, Par Value $0.01 Per Share
                            (Title of each class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of $11.00 on March 13, 1997, as reported on the Nasdaq Stock Market's National Market, was approximately $128,268,426. As of March 13, 1997, the Registrant had outstanding 26,864,511 shares of Common Stock.

                             INDEX OF FORM 10-K

                                                                                                                     Page
                                                                                                                     ----
PART I

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . .  21


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters   . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . .  24

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

Item 9.  Changes and Disagreements with Accountants in Accounting and Financial Disclosures . . . . . . . . . . . .  34


PART III

Item 10. Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

Item 11. Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

Item 12. Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . . . . . . . . . .  44

Item 13. Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  46

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .  49


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  53

Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  79


                                     PART I

ITEM 1.  BUSINESS


         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy (including the Company's anticipated network buildout) and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-1 (Registration Number 333-2748), as declared effective by the Securities and Exchange Commission on April 16, 1996. Unless otherwise indicated, all population data set forth herein is based on the 1996 Paul Kagan Associates, Inc. Cellular/PCS POP Book, and all industry data set forth herein is based upon information compiled by the Cellular Telecommunications Industry Association ("CTIA") and/or Paul Kagan & Associates, Inc.

         InterCel, Inc., a Delaware corporation ("InterCel" or the "Company"), provides personal communications services ("PCS") in the southeastern United States under the name "Powertel," cellular telephone service in contiguous portions of western Georgia and eastern Alabama under the name "InterCel" and cellular telephone service in the State of Maine under the name "Unicel." The Company has agreed to sell substantially all of the assets of its cellular operations in the State of Maine. Consummation of such disposition is expected in the second quarter of 1997 pending the satisfaction of certain closing conditions. See "-- The Maine Disposition."

         InterCel's PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.3 million people and include licenses acquired in 1995 and 1996 to serve the Major Trading Areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama (the "Current PCS Markets") and licenses for which the Company was the winning bidder in the recent Federal Communications Commission ("FCC") "D," "E" and "F" block auctions (the "D/E/F Auctions") to serve 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee.

         The Company was the winning bidder in the D/E/F Auctions for both the 10 MHz "D" block and the 10 MHz "E" block licenses for the BTAs of Evansville, Indiana; Lexington, Louisville, Bowling Green-Glasgow, Corbin, Madisonville, Owensboro, Paducah-Murray-Mayfield and Somerset, Kentucky; Nashville and Cookeville, Tennessee and Hopkinsville, Kentucky-Clarksville, Tennessee; and for the 10 MHz "E" block license in the Knoxville, Tennessee BTA (collectively, the "Kentucky/Tennessee BTAs" and, together with the Current PCS Markets, the "PCS Markets"). These licenses encompass an area of approximately 66,000 square miles with a population of approximately 6.8 million people and, when combined with the Company's existing licensed territory, give the Company one of the largest contiguous PCS footprints in the southeastern United States.
The Company bid approximately $31.2 million for these licenses and expects the final grant of these licenses to occur in the second quarter of 1997.
The Company expects its expanded PCS footprint to provide an incremental competitive advantage in attracting new customers in its markets.

         InterCel first introduced its PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, has launched its PCS services in an additional 14 cities: Brunswick, Georgia; Memphis and Jackson, Tennessee; Florence, Anniston, Gadsden, Birmingham, Huntsville, Tuscaloosa and Dothan, Alabama; Jackson and Tupelo, Mississippi; and Panama City and Tallahassee, Florida. In all of these markets, the Company was the first to offer PCS services commercially. InterCel intends to continue to rapidly build out its PCS network and to launch its PCS services. As of December 31, 1996, the Company had approximately 15,000 PCS subscribers.

         InterCel provides cellular telephone service in contiguous portions of four Rural Service Areas ("RSAs") in western Georgia and eastern Alabama (the "Southern Cellular Market") and two RSAs and one Metropolitan Statistical Area ("MSA") in major portions of Maine (the "Maine Cellular Market" and, together with the Southern Cellular Market, the "Cellular Markets"). The Cellular Markets encompass approximately 22,900 square miles with a population of approximately 737,800 persons. As of December 31, 1996, the Company had increased its cellular subscriber base in the Southern Cellular Market at a compound annual rate of approximately 36.9% since 1991 and had achieved a market penetration of approximately 7.5%. The Company increased revenue and earnings before interest, taxes, depreciation and amortization in its Southern Cellular Market at an average annual compound rate of approximately 32.8% and 215.8%, respectively, from 1991 to 1996. From 1994 to 1996, the Company increased the subscriber base in the Maine Cellular Market at a compound annual rate of approximately 39% and had achieved a market penetration of approximately 5%.

         The Company's principal executive offices are located at 1233 O.G. Skinner Drive, West Point, Georgia 31833, and its telephone number is (706) 645-2000.

THE WIRELESS TELECOMMUNICATIONS INDUSTRY

         Overview. Since its initial introduction in 1983, the use of commercial cellular telephone service has grown dramatically, and cellular telephone service now dominates the wireless telecommunications market. In 1993, the FCC allocated a portion of the radio spectrum for the provision of a new wireless communications service, commonly known as PCS. PCS differs from traditional cellular telephone service principally in that PCS systems operate at a higher frequency and employ advanced digital technology. Relative to existing cellular service, these features are expected to enable PCS system operators to offer customers lower cost service options, lighter handsets with longer battery lives and new and enhanced service offerings.

         While PCS and cellular networks utilize similar technologies and hardware, they operate on different frequencies and utilize different signaling protocols. As a result, it generally will not be possible for users of one type of system to "roam" on a different type of system outside of their service area, or to hand off calls from one type of system to another unless their handset is capable of operating on multiple frequencies or technology platforms (i.e. dual-mode). This is also true for PCS subscribers seeking to roam in a PCS service area served by operators using incompatible PCS signaling protocols. See "-- Digital Technology." InterCel has selected and implemented Global System for Mobile Communications ("GSM") as the digital protocol of its PCS system. The Company expects that dual-mode handsets capable of receiving and transmitting over both analog cellular and GSM-based PCS networks will become available in late 1997, but that they will weigh and cost more than single-mode handsets. Automatic delivery of calls over analog cellular systems to a roaming digital PCS subscriber using a dual-mode phone on a GSM-based PCS system is expected to be available in late 1997.

         Wireless subscribers generally are charged separately for monthly access, airtime, long distance calls and custom calling features (although certain custom calling features are included in monthly access charges in the Company's pricing plans). Wireless system operators have been required to pay fees to local exchange carriers ("LECs") for interconnection to their networks or toll charges based on standard or negotiated rates. However, pursuant to the Telecommunications Act of 1996, as amended (the "1996 Telecommunications Act"), such interconnection arrangements must now be reciprocal and cost-based, with each party compensating the other at the same rate for the right to interconnect with such carrier's network. See "-- Regulation of Wireless Telecommunications Systems." The Company currently is negotiating for lower interconnection rates with the LECs with which it primarily interconnects.
When wireless operators provide service to roamers from other systems, they generally charge roamer airtime usage rates, which usually are higher than standard airtime usage rates for their own subscribers, and additionally may charge daily access fees. Special, discounted rate roaming arrangements, often between neighboring operators who wish to stimulate usage in their respective territories, provide for reduced roaming fees and no daily access fees.

         Digital Technology. Most cellular services currently transmit voice and data signals over analog-based systems, which use one continuous electronic signal that varies in amplitude or frequency over a single radio channel. Digital systems, on the other hand, convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy and single number (or "find me") service, and more robust data transmission features, such as "mobile office" applications (including facsimile, electronic mail and connecting notebook computers with computer/data networks).

         Digital signal transmission is accomplished through the use of frequency management technologies, or "protocols." These protocols "manage" the radio channel either by dividing it into distinct time slots (a method known as Time Division Multiple Access, or "TDMA") or by assigning specific coding instructions to each packet of digitized data that comprises a signal (a method known as Code Division Multiple Access, or "CDMA"). While the FCC has mandated that licensed cellular systems in the United States must utilize compatible analog signaling protocols, at present there is no required universal digital signaling protocol. Currently, three principal competing, incompatible signaling protocols have been proposed by various vendors for use in PCS systems: GSM, CDMA and IS-136. The GSM protocol is an updated, up-banded version of the TDMA-based protocol widely used in European and other countries. IS-136 is an up-banded version of the TDMA-based digital cellular protocol now used by many cellular operators in the United States. Because IS-136 is based on current TDMA-based cellular protocols, the dual-mode (analog cellular/PCS) handset using IS-136 technology was the first dual-mode handset to become commercially available. Because the three protocols are incompatible, a subscriber of a system that relies on GSM technology, for example, will be unable to use his handset when traveling in an area served only by CDMA or IS-136-based wireless operators unless he carries a dual-mode handset that permits him to use one of the wireless providers' systems in that area. Because dual-mode handsets are not expected to be commercially available for GSM/analog cellular until late 1997, the success of each protocol will depend both on its ability to offer enhanced wireless service and on the extent to which its users will be able to use their handsets when roaming outside their service area.
See "-- PCS Operations -- PCS System." However, there can be no assurance that the FCC or industry organizations will not mandate a universal digital switching protocol in the future.

PCS OPERATIONS

         Overview. The Company provides PCS services in the southeastern United States under the name "Powertel." Following the grant of the licenses for the Kentucky/Tennessee BTAs, the Company will have licenses to provide PCS services to the Birmingham, Alabama MTA, the Jacksonville, Florida MTA, the Memphis, Tennessee/Jackson, Mississippi MTA, the Atlanta MTA and the Kentucky/Tennessee BTAs. The Company believes that by expanding its presence in the southeastern United States, it will be able to build upon its experience and reputation in the cellular industry, benefit from the region's positive demographics and capitalize on its relationships with other telecommunications providers in the southeast.

         PCS Markets. The Company currently provides PCS services in 16 markets in Alabama, Florida, Georgia, Mississippi and Tennessee and is nearing completion of the initial buildout of its PCS system in these areas.
Generally, the Company's "initial buildout" of a licensed territory includes the construction of cell sites: (i) in metropolitan areas with a population greater than 100,000 people; (ii) in certain smaller cities that, due to location or demographics, the Company considers to be strategically important; and (iii) along the major highway corridors connecting such areas. The Company expects to complete the initial buildout of its PCS system in the Current PCS Markets (the "Current PCS System") in late 1997 (excluding Albany, Georgia and Chattanooga, Tennessee). Upon completion of such initial buildout, the Company expects to be able to offer service to customers in 23 metropolitan areas and secondary cities within the Current PCS Markets (Atlanta, Augusta, Macon, Savannah, Columbus and Athens, Georgia; Memphis and Jackson, Tennessee; Jackson and Tupelo, Mississippi; Florence, Huntsville, Anniston, Gadsden, Birmingham, Tuscaloosa, Montgomery and Dothan, Alabama; and Panama City, Tallahassee, Jacksonville, St. Augustine and Gainesville, Florida), as well as offer service along the major highway corridors connecting those areas. The Company expects to complete the initial buildout of the Albany, Georgia and Chattanooga, Tennessee metropolitan areas in 1998.

         Upon the grant of the licenses for the Kentucky/Tennessee BTAs, InterCel's licensed territory will encompass 246,000 contiguous square miles in all or a part of the following 12 states: Alabama; Arkansas; Florida; Georgia; Illinois; Indiana; Kentucky; Louisiana; Mississippi; Missouri; South Carolina and Tennessee. Approximately 24.3 million people reside in, and over 10,250 miles of highway are located in, the Company's PCS Markets. The Company intends to commence the initial buildout of its PCS system in the Kentucky/Tennessee BTAs (the "Kentucky/Tennessee PCS System" and, together with the Current PCS System, the "PCS System") as soon as practicable following the grant of licenses by the FCC and expects to begin offering commercial service in such BTAs in the second half of 1998. Thereafter, based on customer demand and competitive factors, InterCel intends to continue the buildout of its PCS System to enhance and expand its coverage. As of December 31, 1996, the Company had approximately 15,000 PCS subscribers in 15 cities in Alabama, Florida, Georgia, Mississippi and Tennessee.

         PCS Strategy. InterCel's PCS strategy is to: (i) continue to rapidly build out a high-quality PCS system and be among the first to offer PCS services in the PCS Markets; (ii) offer a broad range of services, including enhanced services; (iii) become a low-cost provider of digital wireless telecommunications services; (iv) expand the Company's regional market presence by managing and affiliating with other PCS licensees, as well as potentially acquiring additional strategic PCS licenses; and (v) provide its customers with the ability to receive PCS service in areas outside of the Company's licensed territory through the implementation of roaming agreements. Because the Company believes that being among the first to offer PCS services in its PCS Markets is a significant competitive advantage, it plans to continue to rapidly build out the metropolitan areas, certain secondary cities and connecting highway corridors in its PCS Markets. The Company intends to achieve significant market penetration by aggressively marketing competitively priced PCS services, including enhanced services not currently provided by analog or digital cellular operators, and by providing superior customer service. The Company intends to become a low-cost provider of PCS services by generating economies of scale through operating in contiguous market areas and focusing on customer acquisition and retention, as it has done in its cellular business. The Company may pursue strategic relationships with other PCS licensees, including roaming agreements to expand the area in which its customers may utilize PCS services, and may consider other affiliations or the acquisition of additional licenses to further expand the Company's licensed territory.

         PCS Services. The Company's PCS service offerings consist primarily of wireline enhancement products in which PCS supplements a customer's landline communications. InterCel currently offers a full range of wireless telecommunications services, including certain enhanced features and services not currently provided by analog or digital cellular operators. These enhanced features and services include secure communications, sophisticated call management (incorporating services such as caller I.D. and call forwarding), enhanced battery life and a short message service which allows subscribers to send and receive alphanumeric and text messages on their handsets. The Company intends to supplement its PCS services with single number service and international roaming. In addition, the Company intends to expand its current offerings of wireless telecommunications services to include wireline replacement services that will serve as the customer's primary mode of telecommunication. An example of a wireline replacement service is "enhanced cordless" handsets, which operate as cordless landline telephones when used in or near the customer's home and operate as wireless PCS handsets when used elsewhere.

         The Company's PCS subscribers may roam outside their "home" markets anywhere within the Company's PCS coverage area without being assessed daily access fees or increased airtime usage rates. The Company also has reciprocal roaming agreements in place with other GSM operators, including Aerial Communications, Inc., American Personal Communications, Inc., BellSouth Mobility DCS, the PCS subsidiary of BellSouth Corporation ("BellSouth Mobility DCS"), Microcell Telecommunications Inc., Omnipoint Communications, Inc., Pacific Bell Mobile Services Corp., Pocket Communications, Inc. and Western Wireless Corporation and, after a period of technical testing, expects to offer its customers roaming capabilities by the second quarter of 1997 in the service areas where these providers are operational. The Company intends to provide such roaming services outside of its service areas to its customers at rates lower than those traditionally offered by cellular providers. In addition, several other PCS licensees (including winning bidders in the D/E/F Auctions) have announced that they intend to deploy GSM-based PCS systems. The Company intends to pursue roaming arrangements with these parties in order to maximize its customers' ability to roam throughout the United States and Canada.
Certain of these licensees own licenses in MTAs and BTAs that are contiguous to the PCS Markets which, assuming such markets are built out and roaming agreements are in place, will increase the size of the contiguous geographic area where a customer of the Company can roam using his GSM handset. There can be no assurance that any or all of these licensees will deploy GSM-based PCS systems. The Company is also pursuing roaming agreements with international GSM providers which will enable subscribers to roam internationally through the use of credit card-sized Subscriber Identity Module cards. The Company's subscribers will not be able to roam in markets where the GSM protocol is not in use unless the subscriber has a dual-mode telephone that would permit the use of the existing analog cellular system.

         PCS System.  The Company chose the GSM digital protocol because it:
(i) has been in use in European and other countries for six years; (ii) offers enhanced features such as call encryption and short messaging; and (iii) utilizes an open system architecture between the mobile switching center and base station systems, thereby allowing the Company to purchase equipment from a variety of vendors and improving the Company's ability to reduce equipment costs. The system design primarily utilizes high-powered sites to provide wide area coverage of the most dense population centers, surrounding communities and connecting traffic corridors. Smaller, low-power sites provide enhanced coverage and supplemental capacity in heavy usage areas.

         The Company is completing the initial buildout of its PCS System in the Jacksonville, Florida MTA, the Memphis, Tennessee/Jackson, Mississippi MTA and the Birmingham, Alabama MTA. In the Atlanta, Georgia MTA, the Company is currently acquiring sites and building its PCS System. The Company is completing the system design and coverage phase of its initial buildout of the Kentucky/Tennessee BTAs and, upon final grant of licenses from the FCC, will begin selecting and acquiring sites for its transmitters in these markets. Sites will be selected on the basis of their coverage of targeted customers, cost to construct the site and frequency propagation characteristics. In many cases, the Company may be required to obtain zoning approval. For new sites, the Company estimates that the site acquisition process can take three to 12 months. Once sites are acquired and the requisite governmental approvals are obtained, preparation of each site, including grounding, ventilation and air conditioning, equipment installation, testing and optimization generally will require an additional two to four months. In addition to frequency planning, system design and site acquisitions, the implementation of the proposed Kentucky/Tennessee PCS System will require construction and equipment procurement, installation and testing. The Company's buildout schedule may be revised from time to time as a result of changing circumstances. The Company's ability to proceed with the buildout of its PCS System may be subject to successful negotiation of site acquisitions or leases, the availability of equipment and financing, and the receipt of necessary governmental approvals. In addition, the timing of the scheduled buildout will be subject to normal construction and other possible delays.

         In general, the frequency spectrum licensed by the FCC for PCS use was partially occupied by private and common carrier fixed microwave users. Many of these microwave incumbents provide services that could or would interfere with or receive interference from the operation of the PCS System and, as a result, have to be relocated. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC adopted a transition plan to relocate such microwave operators to other spectrum blocks. With regard to the Company's PCS licenses in the Current PCS Markets, this transition plan allowed most microwave users to operate in the PCS spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. However, the FCC has recently shortened the voluntary negotiation period with respect to D/E/F block licenses, including the licenses for the Kentucky/Tennessee BTAs, to one year. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. In most cases where the Company has displaced a microwave incumbent in the Current PCS Markets, the Company has been or will be responsible for paying the microwave incumbent's relocation expenses and for any actions necessary to put the microwave incumbent's new facility into operation. The Company has been successful in relocating the necessary microwave links for the initial buildout of its Current PCS Markets (excluding Albany, Georgia and Chattanooga, Tennessee). As of March 1, 1997, the Company had signed microwave relocation agreements for 106 microwave links at a cost of $29.2 million and estimates that it may be required to relocate between 40 and 50 additional microwave links in connection with the remaining initial buildout of its Current PCS Markets. It may be necessary for the Company to relocate additional microwave links as it enhances and expands its coverage following the initial buildout of its PCS System.

         The FCC has a cost-sharing plan to allocate the costs of microwave relocations among PCS licensees where a PCS licensee's relocation efforts and expense have benefitted another. Under the approved plan, a PCS licensee would not be required to contribute to the relocation costs of a particular microwave link unless that link, by application of the FCC's objective interference test, was determined to cause interference to or receive interference from the PCS licensee's system. However, a PCS licensee's cost-sharing obligation is generally limited to $250,000 per microwave link unless a new or modified tower is required, in which case the cost-sharing obligation is limited to $400,000. In addition to the microwave relocation expenses incurred by the Company as a result of direct negotiations with incumbent microwave licensees, the Company expects to incur a limited number of cost-sharing obligations and to also be entitled to recoup certain of its costs due to cost-sharing obligations imposed upon other licensees under the plan. Two non-profit clearinghouses have been established to administer the FCC's cost-sharing plan.

         The Company is increasing capacity in certain markets in its PCS System due to the response to a special, limited-time promotional pricing plan, known as the "Prestige Partners Promotion," whereby the Company offered users unlimited local airtime throughout 1997 for $50 per month in all of its operating markets. In general, system capacity can be expanded by installing additional transmitters at existing sites and by site "splitting," a process whereby a single large cell is divided into two or more smaller cells by using lower-powered transmitters and towers with lower elevations. Additionally, the Company is currently in the process of upgrading its switching equipment, which is manufactured by Ericsson, Inc. ("Ericsson"), to Ericsson's recently available Release 2 Software and expects to upgrade to Ericsson's Release 3 Software in the near future. The Company expects these upgrades to create additional network capacity. In the future, additional capacity typically will be added in response to anticipated demand and may be at substantially less than the proportionate cost of the initial system. The Company believes the cost of this additional capacity will be competitive with the cellular industry's cost of adding capacity for additional subscribers.

         PCS Customer Service. The Company recognizes that superior customer service is vital to minimizing customer churn and to contributing to the long-term success of its business. Accordingly, the Company has taken steps to ensure that its PCS customers are introduced to its service offerings, that they understand how to use the Company's equipment and its features and that they receive prompt and reliable service from the Company's customer service representatives. The Company currently provides PCS subscribers with toll-free access to its customer service representatives 24 hours a day, seven days a week. In addition, PCS subscribers can reach a customer service representative from their handsets (with no airtime charge) by dialing *611.

         PCS Sales, Marketing and Distribution. The Company markets its PCS service offerings primarily through: (i) a direct sales force; (ii) 15 Company-operated retail stores; (iii) a network of independent agents, each of which has a retail store presence; and (iv) mass merchandisers, such as Radio Shack, Office Depot and Circuit City. The Company's direct and retail store PCS sales force currently consists of 150 employees. In addition to traditional distribution channels, the Company will consider marketing its PCS products and services through nontraditional distribution channels, including internet, telemarketing and direct mail. The Company supports its marketing activities with local and regional advertising.

         The Company offers service for a fixed monthly charge (accompanied by varying allotments of unbilled or "free" minutes), plus additional variable charges per minute of use. The Company does not charge for the first minute of incoming calls and includes voicemail, caller ID, caller ID blocking, call waiting and numeric messaging in its monthly access fee. The Company currently charges a $0.10 per minute toll charge for all long distance calls terminating within the Current PCS Markets and a $0.15 per minute toll charge for all calls terminating outside the Current PCS Markets. Optional features available at an additional charge include special toll calling plans, custom call service, call forwarding, enhanced voicemail, alphanumeric short messaging, fax management, message management and handset loss protection.

         The Company offers over-the-air activation whereby a customer can initiate service by purchasing a handset from any of the Company's distributors and pressing any key on the handset to reach Powertel customer service. During this call, the customer service representative can obtain all necessary customer information and conduct a credit scoring assessment. The customer's telephone can be activated within minutes following this call. The Company does not require its PCS customers to sign long-term service contracts. The Company currently subsidizes a portion of all PCS handset purchases, but after such subsidy, such handsets are generally more expensive to subscribers than cellular handsets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year Ended December 31, 1996 Compared to Year Ended December 31, 1995."

         The Company's PCS services will also compete more directly with traditional landline telephone service providers. As prices decline for PCS service and as the Company is able to provide a broader array of bundled services, the advantages of mobility together with customized combinations of PCS services will make PCS services increasingly attractive for telephonic communications and may result in penetration into the landline telephone market. This potential for increased PCS penetration of the landline market was enhanced by the 1996 Telecommunications Act, which requires LECs to interconnect with other telecommunications providers such as the Company at just and reasonable rates that are based on actual costs. The Company expects that the PCS services offered by operators will initially serve to enhance traditional landline telephone services and will eventually be capable of replacing some traditional landline telephone services.

CELLULAR OPERATIONS

         Cellular Markets. Intercel provides cellular telephone service in contiguous portions of four RSAs in western Georgia and eastern Alabama under the name "InterCel." The Southern Cellular Market has a population of approximately 295,600 persons and encompasses approximately 2,900 square miles. Since the Company commenced service in late 1990, the number of Company subscribers in the Cellular Markets has grown to 22,161 at December 31, 1996 (a penetration of approximately 7.5% of the total population in the Southern Cellular Market). While competition is significant, the Company believes that the Southern Cellular Market, a unique combination of parts of four RSAs in which no other single wireless operator presently offers service, provides a competitive advantage by enabling the Company to serve many significant areas desired by subscribers and travelers, including approximately 100 miles of Interstate Highway 85 and 40 miles of Interstate Highway 185, Auburn University, Callaway Gardens and West Point Lake. The cost of acquiring a new customer is substantial, and the Company is continually monitoring customer churn and taking steps to minimize it. Customer churn generally tends to increase as the customer base grows and more competition enters the marketplace. The Company believes that a more focused and proactive collections program has resulted in a decreased churn rate in the Southern Cellular Market.

         On January 31, 1994, the Company acquired Unicel, the cellular subsidiary of Unity Telephone Company ("Unity Telephone"), for an aggregate purchase price of $36.4 million. Unicel provides cellular telephone service for the Bangor, Maine MSA and for Maine RSA 3 and is the managing partner of and owns a 51% interest (the "Partnership Interest") in the Northern Maine Cellular Partnership (the "Maine Partnership"), a partnership that provides cellular service in Maine RSA 2. The Maine Cellular Market consists of a cluster of properties that encompass over 20,000 square miles with a population of approximately 442,200 persons. The licensed territory contains over 200 miles of Interstate Highway 95, as well as major portions of U.S. Route 1 along Maine's coastline. From 1994 to December 31, 1996, the Company had increased the Unicel subscriber base at a compound annual rate of approximately 39%. The growth rate in the Maine Cellular Market exceeded that of the Southern Cellular Market due generally to a market penetration in the Maine Cellular Market that was lower at the time of the Company's acquisition of Unicel than that in the Southern Cellular Market and to the introduction of new service plans and promotional incentives following the Company's acquisition of Unicel. As of December 31, 1996, the Company had 25,456 subscribers in the Maine Cellular Market (a penetration of approximately 5.0% of the total population in the Maine Cellular Market). Pursuant to an asset purchase agreement dated December 23, 1996 (the "Unicel Agreement"), the Company has agreed to sell substantially all of the assets of Unicel to Rural Cellular Corporation ("Rural Cellular") for an aggregate purchase price of $77.4 million, subject to adjustment and, with respect to the Partnership Interest, subject to a right of first refusal in favor of the minority partner. See " -- The Maine Disposition."

         Cellular Strategy. InterCel's cellular strategy is to: (i) add new subscribers and, through an emphasis on superior customer service, retain its existing subscriber base; (ii) maintain a competitive wireless service as new technologies and products enter its markets; (iii) continue to upgrade its cellular switching systems to capture roaming revenues from digital cellular users roaming into its cellular markets and to offer digital services to its own customers; and (iv) provide superior product features tailored to its customers' needs at competitive prices.

         Cellular Services. The Company provides a variety of cellular services and products designed to match a range of consumer, business and personal security needs. In addition to mobile voice and data transmission, the Company offers ancillary services such as call forwarding, call waiting, three party conference calling, voice message storage and retrieval, and no-answer transfer. The Company offers cellular service for a fixed monthly charge (accompanied by varying allotments of unbilled or "free" minutes), plus additional variable charges per minute of use. Various pricing programs (some of which are based on multi-year service contracts) are available. Ancillary services are included in some service package offerings, billed separately in others or priced on a stand-alone basis.

         The Company has completed the initial upgrade of its analog cellular system to digital in its Cellular Markets to allow its cellular customers to obtain enhanced services similar to those provided by digital PCS operators, including improved call security and data transmission features. Currently, however, the quality of digital cellular voice transmissions experienced in the Cellular Markets is inferior to that provided by analog systems. The Company is currently marketing its digital service in a limited manner. Once improved handset equipment is available, which is expected in 1997, and more complete digital coverage is available outside the Cellular Markets, the Company expects to increase the marketing of its digital services. Because its digital switches are capable of handling both analog and digital transmissions, the Company will be able to continue to offer analog cellular service to those customers who do not transfer to digital service and will be able to capture roaming revenues from users of both analog and digital service.

         In order to make using its wireless service more convenient and, in some instances, more affordable, the Company has negotiated automatic and special rate roaming agreements with other cellular providers. Currently, the Company's cellular subscribers enjoy automatic call delivery in most of the United States through a feature known as "Follow Me Roaming Plus." The Company has special discounted roaming arrangements with certain other cellular carriers in areas near the Cellular Markets, which provide the Company's subscribers with reduced rates when roaming in these surrounding areas. In most cases, these rates approximate the local per-minute rates with no daily charge. The Company believes that expanded, discounted rate calling areas attract customers and promote roaming by wireless telecommunications users traveling within Cellular Markets.

         Cellular System. The main switching office for the Southern Cellular Market is located in Huguley, Alabama. The Company's cellular system in the Southern Cellular Market consists of 16 cell sites, the last of which was placed in service in November 1996. The Company's cellular system in the Maine Cellular Market includes switching offices located in Bangor and Augusta, Maine and 33 operational cell sites.

         All 16 of the Company's existing cell sites in the Southern Cellular Market are omnidirectional for maximum coverage. Reflectors have been installed at five of the sites in order to ensure that their signals do not extend beyond the geographic areas in which the Company is authorized to provide cellular service. The Company uses a Company-owned microwave transmission system, in conjunction with leased capacity on fiber optic systems and traditional landline facilities, to connect the cells to the main switching offices. The Company plans to add approximately seven new cell sites in the Southern Cellular Market during the next two years in order to accommodate anticipated subscriber and usage growth and to equalize transmission quality throughout the Southern Cellular Market.

         The Company recently converted its cellular systems in the Cellular Markets to state-of-the-art dual-mode analog/TDMA digital systems. By deploying TDMA, the Company has positioned itself to provide digital services to enable it to compete with other digital wireless telecommunications providers as they enter the market. The Company recognizes, however, that compatibility with other cellular providers is a significant factor influencing subscriber growth and revenue from roamers. Accordingly, the equipment that the Company has installed, while TDMA-ready, is also CDMA-capable with the addition of CDMA equipment at the cell sites and a limited software upgrade to the existing digital cellular switch. If market conditions justify the investment of substantial additional capital for the installation of CDMA equipment at the cell sites and the performance of a switch upgrade, the Company can be in the position of providing cellular service to analog, TDMA and/or CDMA digital subscribers.

         In order to receive digital service, the Company's current cellular subscribers have to exchange their analog handsets for new digital handsets. The Company expects that its analog customers will switch to digital handsets over time according to their personal service needs. The Company is considering programs, such as trade-in, rental and leasing packages, to encourage existing customers to upgrade to digital services when the Company begins promoting such services.

         The infrastructure and subscriber equipment used in the Company's cellular system generally is available from multiple sources, and the Company believes that such equipment will continue to be readily available in the foreseeable future.

         Cellular Customer Service. The Company believes that superior customer service is integral to the success of its cellular operations. The Company provides toll-free access with no airtime charges to its cellular customer service representatives on a 24-hour basis, seven days a week. In addition, account representatives contact cellular subscribers at regular intervals in order to assist management in evaluating and measuring, on an ongoing basis, the quality and competitiveness of the Company's cellular services.

         Cellular Sales, Marketing and Distribution. The Company currently markets its cellular service in the Southern Cellular Market under the name "InterCel" and in the Maine Cellular Market under the name "Unicel." The Company markets its cellular service offerings primarily through: (i) its direct sales force; (ii) retail stores and kiosks; and (iii) a network of dealers and other agents, such as electronics stores, car dealerships and paging service companies. The Company's direct and retail cellular sales force currently consists of approximately 32 cellular employees (13 of which are Unicel employees).

         The Company supports its marketing activities with local and regional advertising. The Company also negotiates volume discounts from vendors of cellular telephone equipment and, as a means of stimulating demand for cellular service, passes on a substantial portion of the discount on such telephone equipment to its subscribers and sales agents. In addition, the Company offers pricing programs (generally based on service contracts extending up to three years) in which subscribers receive a credit on their bill toward, at the customer's option, the cost of a cellular telephone and auxiliary equipment, or the customer's cellular service charges.

COMPETITION; OTHER TELECOMMUNICATIONS TECHNOLOGIES

         General. The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. Accordingly, the Company expects competition in the wireless telecommunications business to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services.

         Each of the markets in which the Company competes is or will be served by multiple other two-way wireless service providers, including cellular, PCS and enhanced specialized mobile radio ("ESMR") operators and resellers. Many of these competitors have been operating for a number of years, currently serve a substantial subscriber base and have significantly greater financial and technical resources than those available to the Company. Some competitors are expected to market other services, such as cable television access, with their wireless telecommunication service offerings. Several of the Company's competitors are operating, or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications systems that encompass most of the United States.

         The Company also will face competition from other current or developing technologies, such as paging, ESMR, global satellite networks, Wireless Communications Services ("WCS") and local multipoint distribution systems ("LMDS"). As a result of advances in digital technology, ESMR operators have begun to design and deploy digital mobile networks that increase the frequency capacity of ESMR systems to a level that may be competitive with that of cellular systems. A limited number of ESMR operators have recently begun offering short messaging, data services and interconnected voice telephony services on a widespread basis. Nextel Communications, Inc. operates digital mobile networks in most major U.S. markets, including in the Atlanta market. Another ESMR operator, Southern Communications Services, Inc., has begun to offer ESMR service in Georgia, Alabama, northern Florida and southeastern Mississippi.

         PCS Markets. The Company's PCS business may directly compete with many other PCS providers in its PCS Markets, including PrimeCo Personal Communications, L.P. ("PrimeCo"), Sprint Spectrum, L.P. ("Sprint PCS") and AT&T Wireless PCS, Inc. ("AT&T Wireless"). The FCC has auctioned five other PCS licenses in each of the Company's markets, and each licensee has the ability to sell or transfer a portion of its licenses to others. See "-- Regulation of Wireless Telecommunications Systems -- Licensing of PCS." The Company believes that AT&T Wireless may commence service in the Atlanta MTA prior to the Company's commencement of service. The Company also expects that existing cellular service providers in the PCS Markets, some of which have been operational for a number of years and have significantly greater financial and technical resources than those available to the Company, will continue to upgrade their systems to provide comparable services in competition with its PCS system. These cellular competitors include AT&T Wireless, BellSouth Mobility, GTE Mobile Communications Corporation, Alltel Mobile Communications, Inc. ("Alltel") and Palmer Communications, Inc. The Company may face additional competition from winning bidders in the D/E/F Auctions. These potential competitors include Sprint PCS, Alltel and BellSouth Wireless, Inc. (a separate wireless subsidiary of BellSouth Corporation), each of which obtained 10 MHz licenses in many of the same BTA's in which the Company holds licenses.

         PCS licensees choosing IS-136 technology, including AT&T Wireless, are expected to cover territories that include the entire U.S. population because IS-136 handsets are currently capable of operating at both cellular and PCS frequencies. Several major PCS providers, including PrimeCo and Sprint PCS, have announced commercial service of CDMA-based PCS systems in multiple markets. Together, CDMA-based PCS providers are expected to cover approximately 100% of the U.S. population. The fact that these major PCS providers have chosen digital protocols other than GSM as their PCS technology may adversely affect the Company's ability to establish a PCS customer base and to successfully compete in the PCS business with those PCS operators offering greater roaming capabilities. See "-- PCS Operations -- PCS System."

         The retail price of the Company's PCS handsets initially will not be as low as the price of analog cellular handsets. Whereas cellular providers often subsidize fully the sale of analog cellular handsets such that subscribers are not required to pay for the handsets, the price of PCS handsets to customers will be higher because the Company is offering its customers only partial offsets of the cost of PCS handsets. While the Company believes that its PCS handsets will be competitively priced as compared to digital cellular handsets of comparable size, weight and features, cellular operators may also subsidize the sale of digital handset units at prices below those with which the Company will be able to compete.

         Cellular Markets. The Company currently competes with one other cellular licensee in each of its Cellular Markets and expects to compete with several PCS licensees, one or more ESMR providers and resellers. Such competition may be intense. The Company expects to compete with other wireless providers in its markets by upgrading its cellular system to provide comparable services and features, continuing to expand its automatic and discounted rate roaming service areas, and competitively pricing its products and services.

         Other Developments. Pursuant to recent changes in FCC regulations, existing PCS licensees have the ability to partition their licenses (transfer a portion of their licensed geographic territory) or disaggregate their licenses (transfer a portion of their spectrum allocation) to other qualified entities, thus creating the potential for additional competitors in the marketplace. The FCC has also recently allocated an additional 30 MHz of spectrum in the 2.3 GHz band for the provision of WCS. These licenses are scheduled to be auctioned beginning April 15, 1997 in blocks of 5 MHz and 10 MHz in each license area.
The FCC has determined that WCS providers will be permitted to offer a broad range of services, but has imposed certain restrictions which may make the use of WCS spectrum for mobile applications "prohibitively expensive" and "technologically infeasible". The FCC recently announced that it will auction two LMDS licenses (one 1,150 MHz block and one 150 MHz block) in each BTA.
These licenses will allow licensees to provide wireless cable, telephony, video communications, data and other services. In addition, several entities have received and several others are seeking FCC authorization to construct and operate global satellite networks to provide domestic and international mobile communications services from geostationary and low earth orbit ("LEO") satellites. While geostationary orbiting satellites are subject to transmission delays inherent in high earth orbit satellite communications, a mobile satellite system could reduce transmission delays with LEO satellites and could augment or replace communications with segments of land-based wireless systems. Based on current technologies, however, satellite transmission services are not expected to be competitively priced relative to wireless telecommunications services. Finally, the Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") requires, among other things, the allocation to commercial use of a portion of 200 MHz of the spectrum currently reserved for government use. It is possible that some portion of the spectrum that is reallocated will be used to create new land-mobile services or to expand existing land-mobile services.

         Continuing technological advances in telecommunications and FCC policies that encourage the development of new spectrum-based technologies make it impossible to predict the extent of future competition. The 1996 Telecommunications Act alters regulatory and industry barriers which for years deterred open competition within and between telecommunications markets. The amended statute and related FCC rulemakings are expected to continue to open new avenues for competitive offerings of wireless, wireline and hybrid services.

         The 1996 Telecommunications Act also permits regional Bell operating companies ("RBOCs") and their affiliates to provide commercial mobile services between a Local Access and Transport Area ("LATA") and points outside that area. Such "interLATA" services may be offered outside of a RBOC's local exchange service states immediately. RBOCs may offer such services inside such states ("in-region") once certain conditions have been satisfied.

         In the future, cellular and PCS service will also compete more directly with traditional landline telephone service providers and with cable operators who offer communications services over their cable systems. In addition, the Company may face competition from technologies that may be introduced in the future.

         The Company anticipates that market prices for two-way wireless services generally will decline in the future based upon increased competition. The Company competes for customers principally on the basis of pricing, services and enhancements, its customer service and the size and location of its service areas. The Company's ability to compete successfully will also depend, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors, which could adversely affect the Company's operating margins.

REGULATION OF WIRELESS TELECOMMUNICATIONS SYSTEMS

         The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the United States pursuant to the Federal Communications Act of 1934, as amended (the "Communications Act"), and the rules, regulations and policies promulgated by the FCC thereunder. Additional regulatory authority over PCS providers is granted to the FCC by the Omnibus Budget Reconciliation Act of 1993 (the "Budget Act").

         Under the Communications Act, the FCC is authorized to establish regulations governing the interconnection of PCS and cellular systems with wireline and other wireless carriers, allocate channels and frequencies, grant or deny license renewals and applications for transfer of control or assignment of PCS and cellular licenses, and impose fines and forfeitures for any violations of FCC regulations. The 1996 Telecommunications Act and ongoing FCC rulemakings are expected to lead to new regulations concerning interconnection of networks. See "-- Competition; Other Telecommunications Technologies." The 1996 Telecommunications Act also permits the FCC to lift regulations where they are no longer necessary in the public interest.

         Licensing of PCS. The FCC has divided the United States and its possessions and territories into PCS markets made up of 493 BTAs and 51 MTAs. Each MTA consists of at least two BTAs. Numerous licensees may compete in each PCS service area. The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks ("A" and "B" blocks) licensed for each of the 51 MTAs, one 30 MHz block ("C" block) licensed for each of the 493 BTAs, and three 10 MHz blocks ("D", "E" and "F" blocks) licensed for each of the 493 BTAs. A PCS license has been or will be awarded for each MTA and BTA in every block, for a total of more than 2,000 licenses. Under the FCC's rules, a broadband PCS licensee may own combinations of licenses (e.g., one MTA (30 MHz) and one BTA (10 MHz)) with total aggregate spectrum coverage of up to 45 MHz in a single geographic area. The FCC recently relaxed its limitation on cellular cross-ownership of PCS licenses in the same area, permitting existing cellular licensees to acquire up to 20 MHz of broadband PCS spectrum in overlapping markets. Thus, no entity may hold licenses for more than 45 MHz of commercial mobile radio service ("CMRS") spectrum in a single geographic area, unless in the case of overlapping cellular licenses, such overlapping licenses cover less than 10% of the population of the PCS territory. See "-- Commercial Mobile Radio Spectrum Limit."

         The FCC recently revised its rules to allow broadband PCS licensees in the "A," "B," "D" and "E" blocks the flexibility to divide and sell portions of any size of their licenses at any time. Under the revised rules, any of such licensees may divide their licenses through geographic partitioning (dividing spectrum by geographic area) or through spectrum disaggregation (dividing a license by amount of spectrum) to any entity that meets the FCC's requirements (e.g. foreign ownership limits). The rules apply special restrictions to license holders in the "C" and "F" blocks, which are restricted to entrepreneurs and small businesses, by limiting partitioning or disaggregation only to other qualified entities for five years.

         The FCC has recently completed the auctions for licensing of the PCS allocated spectrum. For these auctions, the FCC had comprehensive rules that outlined the bidding process, described the bidding application and payment process, established penalties for certain bid withdrawals, default or disqualification, established regulatory safeguards, and reserved two of the six frequency blocks (the "C" and "F" blocks) for "entrepreneurs" and small businesses. The "A" and "B" block licenses were granted on June 23, 1995. The auction for the "C" block licenses was completed on May 6, 1996, and the winning bidders' licenses have been granted (with some grants being on a conditional basis subject to required changes in ownership structure, for example) on a case-by-case basis over the past several months, with the exception of certain winning bidders who subsequently defaulted on payment obligations. Certain of these defaulted "C" block licenses have been subsequently re-auctioned to qualified bidders and others are still subject to re-auction in the future at the discretion of the FCC.

         The D/E/F Auctions were completed by the FCC on January 14, 1997. The Company was the successful bidder for the Kentucky/Tennessee BTA licenses and placed an initial down payment on these licenses. The FCC also requires all winning bidders to file a long-form application which is subject to FCC review and approval. The Company has filed its long-form application and expects the final grant of the licenses to occur in the second quarter of 1997. At such time, the Company expects to receive final grant of the Kentucky/Tennessee BTA licenses upon final payment of the balance due on the winning bid amounts.

         All PCS licenses will be granted for a 10-year period, at the end of which they must be renewed. Licenses may be revoked at any time for cause.
All 30 MHz broadband PCS licensees, including the Company, must construct facilities that offer coverage to one-third of the population of their service area within five years of their initial license grants and to two-thirds of the population within 10 years. For the 10 MHz broadband PCS licenses (i.e. "D" and "E" block licenses), licensees, including the Company, must have a signal level sufficient to provide adequate service to at least one-quarter of the population in their licensed area within five years of being licensed, or make a showing of substantial service in their licensed area within the same time frame. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license. The FCC will conduct random audits to ensure that licensees are in compliance with the FCC's holding period and attribution rules. Rule violations could result in license revocations, forfeitures or fines.

         Licensing of Cellular Systems. The FCC grants licenses to operate cellular systems in defined market areas. The United States and its possessions and territories have been divided into 734 cellular markets, consisting of 306 MSAs and 428 RSAs. Each cellular service area is served by two licensees, a block "A" licensee and a block "B" licensee.

         Following notice of completion of construction, a cellular operator obtains initial operating authority. Cellular authorizations are issued generally for a 10-year term beginning on the date of the grant of an initial construction permit and are renewable upon application to the FCC for periods of up to 10 years. The FCC may revoke a license prior to the end of its term in extraordinary circumstances (such as when serious violations of FCC rules have occurred).

         Under the Communications Act, the authorized service area of a cellular provider in each of its markets is referred to as the Cellular Geographic Service Area or "CGSA." A cellular licensee has the exclusive right to serve the entire area that falls within the licensee's MSA or RSA for a period of five years after grant of the licensee's construction permit. At the end of the five-year period, however, the licensee's CGSA rights become limited to the area actually served by the licensee as of that time, as determined pursuant to a formula adopted by the FCC. After the five-year period, any entity may apply to serve portions of the MSA or RSA outside the licensee's CGSA. The five-year fill-in period has expired for the Bangor, Maine MSA. At the end of that five-year fill-in period, a portion of the extreme northern and eastern parts of Penobscot County were unserved by the Company. It was determined that because of the extreme rural characteristics of that unserved area, the sparse population density and the virtual lack of any transportation arteries in those areas, it would not be prudent for the Company to invest in extending its cellular service into that area at that time. Accordingly, those portions of Penobscot County became "Unserved Area" as defined by the Communications Act. Several applicants filed competing applications for those Unserved Areas, and one of such applications has been granted.

         The five-year fill-in periods for Maine RSA 2 and Maine RSA 3 have expired. The Company had made a similar determination as to the characteristics of the remaining portions of the Maine RSA 2 market as it had for the Unserved Area within the Bangor market. At this time, there is no Unserved Area in the Maine RSA 3 market.

         The five-year fill-in periods for Alabama RSA 5, Alabama RSA 8 and the Company's portions of Georgia RSAs have expired. There were no Unserved Areas remaining in Alabama RSA 5 and Alabama RSA 8 at the time their respective fill-in periods expired. As of March 1, 1997, only a minute portion of Georgia RSA 5 located in the extreme northwest corner of Heard County remains unserved. The Company has determined that it would not be prudent for the Company to invest in extending its cellular service into that area at this time.

         Near the conclusion of the license term (the year 2000, in the case of the Company's current licenses for the Southern Cellular Market and the year 1998, in the case of the Company's current licenses for the Maine Cellular Market), licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional 10-year term. Applications for license renewal may be denied if the FCC determines that the grant of an application would not serve the public interest, convenience and necessity.
In addition, at license renewal time, other parties may file competing applications for the authorization. In the event that qualified competitors file, the FCC may be required to hold a hearing to determine whether the incumbent or the competitor will receive the license. The FCC will also grant a renewal expectancy to the existing licensee upon a showing that it has provided "substantial" service during its past license term and substantially complied with applicable FCC rules and policies and the Communications Act.

         Character and Citizenship Requirements. Applications for FCC authority may be denied, and in extreme cases licenses may be revoked, if the FCC finds that an entity lacks the requisite "character" qualification to be a licensee. In making that determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving, among other things, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition.

         Under the Communications Act, non-U.S. citizens or their representatives, foreign governments or their representatives, or corporations organized under the laws of a foreign country may not own, in the aggregate, more than 20% of a common carrier licensee; or more than 25% of the parent of a common carrier licensee if the FCC determines that the public interest would be served by prohibiting such ownership. Failure to comply with these requirements may result in the FCC issuing an order to the entity requiring divestiture of alien ownership to bring the entity into compliance with the Communications Act. In addition, fines, a denial of renewal or revocation of the license are possible. The Company's Restated Certificate of Incorporation permits the redemption of the Company's common stock from stockholders where necessary to protect the Company's regulatory licenses.

         Transfers and Assignments of PCS Licenses. The Communications Act requires the FCC's prior approval of the assignment or transfer of control of a PCS license. In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the applicant would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold without prior FCC approval.

         Transfers and Assignments of Cellular Licenses. The Communications Act requires the FCC's prior approval of the assignment or transfer of control of a construction permit or license for a cellular system. Subject to FCC approval, a license or permit granted to a nonwireline entity may be transferred or assigned to a wireline entity, and vice versa. Non-controlling interests in an entity that holds a cellular license or cellular system generally may be bought or sold without prior FCC approval. In the case of a sale proposed to occur before the expiration of certain holding periods, the FCC may prohibit or impose limitations on such a sale, or require the seller to make certain representations as a condition precedent to such a sale. For RSAs, the minimum holding period generally expires upon completion of initial construction. Any acquisition by the Company of cellular interests may also require the prior approval of state or local regulatory authorities having jurisdiction over the cellular telephone industry.

         On December 27, 1996, the Company filed applications with the FCC for approval of its sale of the assets of Unicel pursuant to the Maine Disposition. The Company has received FCC approval for the transfer of the cellular and microwave licenses for the Unicel properties. Once the Maine Disposition is consummated, the Company is required to notify the FCC of such completion.

         Interconnection Requirements. The 1996 Telecommunications Act imposes an affirmative duty upon all telecommunications carriers, including the Company, to connect their networks to each other. It also imposes a duty to negotiate in good faith and requires interconnection at any technically feasible point of the network on just, reasonable and nondiscriminatory terms and in a manner equal in quality to that provided by the incumbent telephone company to itself and any affiliate. The incumbent must also offer access to a minimum number of unbundled elements of its network necessary for the provision of local service, which a competitor may select in any combination. The 1996 Telecommunications Act requires the incumbent to resell its local service and to provide for access to rights-of-way (including poles, ducts, conduits) to carriers seeking to offer a competitive local service.

         On August 8, 1996, the FCC issued a decision promulgating rules relating to the interconnection requirements imposed by the 1996 Telecommunications Act (the "Interconnection Order"). The Interconnection
Order: (i) requires that interconnection compensation between CMRS providers and LECs be mutual and reciprocal; (ii) establishes that charges for transport and termination services be cost-based based on the LEC's forward looking total element long-run incremental costs (with a default range of $0.002 to $0.0004 per minute for switching and end office termination and a default price ceiling of $0.0015 per minute for tandem switching and termination for those states that have not imposed their own pricing methodology); (iii) gives state regulatory commissions jurisdiction over the implementation of the LEC-CMRS interconnection agreements, with the FCC retaining certain separate and independent jurisdiction under the 1996 Telecommunications Act; (iv) gives CMRS carriers the opportunity to renegotiate existing non-reciprocal LEC interconnection agreements; (v) declines to require "bill and keep" for CMRS carriers but permits the states to impose such arrangements where traffic between carriers is roughly balanced or where carriers voluntarily negotiate such an agreement; (vi) explicitly states that most traffic between a CMRS provider and the LEC is not subject to interstate access charges, except in limited circumstances; and (vii) refrains from treating CMRS providers for most regulatory purposes as LECs, which could have subjected CMRS providers to the stricter regulatory requirements imposed on incumbent LECs on issues such as interconnection, access to unbundled elements and resale. The default rates set forth in the Interconnection Order represent a substantial reduction from rates in place prior to the order, which rates generally ranged from $0.025 to $0.05 per minute. In addition, such rates previously were not mutual and reciprocal, so a CMRS provider could not charge a LEC for minutes of use originated by the LEC's network and delivered to and terminated on the CMRS provider's network.

         The FCC's Interconnection Order is currently the subject of both petitions for reconsideration and judicial review. On October 15, 1996, the United States Court of Appeals for the Eighth Circuit granted a stay of parts of the Interconnection Order pending further proceedings in that court. This stay was appealed to the U.S. Supreme Court, which Court declined to vacate the stay. Subsequently, in response to an emergency motion filed by AirTouch Communications, Inc., a CMRS provider, the Eighth Circuit removed the stay of certain portions of the FCC's rules and re-instated the following requirements:
(i) that LECs negotiate with wireless carriers for reciprocal, mutual and cost-based compensation arrangements for transport and termination of local telecommunications traffic terminating on either of the parties' networks;
(ii) that wireless carriers shall have the right to renegotiate any existing interconnection arrangements which provide for non-reciprocal compensation for local telecommunications traffic with any LEC; and (iii) that the definition of "local telecommunications traffic" to which the above requirements apply consists of calls that originate and terminate within the same MTA, a geographic area which is not directly related to, but is generally much larger than, a LEC's defined local calling area. The Eighth Circuit heard oral arguments in this case on January 17, 1997. At this time it is not possible to predict when or if the remaining portions of the Interconnection Order that have been stayed by the court will go into effect.

         Access Charges. The FCC is currently conducting a rulemaking which addresses, among other issues, whether CMRS providers will be able to participate in access charge revenue assessments related to exchange access services. This rulemaking is in response to the 1996 Telecommunications Act which contemplates that interstate telecommunications providers, including CMRS providers, will "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, although the FCC can grant exemptions in certain circumstances. In a Recommended Decision adopted by a Federal-State Joint Board established pursuant to the 1996 Telecommunications Act, the Joint Board rejected arguments that CMRS providers should be exempted from universal service obligations, and concluded that, to the extent such carriers provide interstate service, they must contribute to universal service support mechanisms. The Joint Board also found that states could require CMRS providers to contribute to state support mechanisms. Neither the outcome of these proceedings nor their impact on the Company can be predicted at this time.

         Other Federal Regulations. Wireless systems are subject to certain Federal Aviation Administration regulations respecting the location, lighting and construction of cellular transmitter towers and antennas and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. The Company uses common carrier point-to-point microwave and traditional landline facilities to connect cell sites and to link them to their respective main switching offices. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters and service.

         Wireless providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent wireless users, permittees and licensees in order to avoid electrical interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. Under the 1996 Telecommunications Act, wireless equipment also must be accessible to and usable by persons with disabilities. The FCC also regulates wireless service resale practices and the terms under which certain ancillary services may be provided through wireless facilities. For example, all CMRS system operators are required to provide service to "resellers." These resellers buy blocks of telephone numbers from licensees and resell service through their own distribution network to the public. CMRS system operators cannot unreasonably restrict the resale of their services.

         Commercial Mobile Radio Spectrum Limit. The FCC has limited the amount of PCS, cellular and specialized mobile radio spectrum that an investor may aggregate in a given geographic area to 45 MHz. The Company's ability to invest in wireless service providers in certain geographic areas is likely to be limited by this restriction. In addition, the FCC may amend its rules to include other types of mobile services in this aggregate spectrum limit.

         State and Local Regulation. In 1993, Congress amended the Communications Act to preempt state or local regulation of the entry of, or the rates charged by, any commercial or private mobile radio service provider. Notwithstanding such preemption, a state may petition the FCC for authority to begin regulating or to continue regulating commercial mobile radio service rates. Petitioners must demonstrate that existing market conditions cannot protect consumers from unreasonable and unjust rates or that the service is a replacement for traditional wireline telephone service for a substantial portion of the wireline service within the state. Eight states petitioned the FCC for authority to regulate, or continue regulating, commercial mobile radio service rates and entry. The FCC denied seven of these petitions and one was withdrawn. As of the date hereof, the states in which the Company currently provides or plans to provide service (Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, South Carolina and Tennessee) either have not sought to regulate such matters or, in the case of Louisiana, have had their petition to regulate denied by the FCC.

         States are not, however, prohibited from regulating other terms and conditions of CMRS, such as service quality, billing procedures and consumer protection standards. In addition, the siting and construction of cellular transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use and other regulations. Under the 1996 Telecommunications Act, states may not restrict cell siting or modification based upon the environmental effects of radio frequency emissions if those emissions meet the standards which the FCC imposed in 1996. However, state and local governmental authorities continue to impose regulations that expressly prohibit the construction of additional tower sites, including several governmental authorities in the Company's PCS Markets. These governmental moratoria are the subject of a Petition for Declaratory Ruling recently filed with the FCC by the CTIA. The Petition argues that these restrictions effectively impede market entry of new telecommunications services and providers and are in violation of the Communications Act. CTIA is seeking federal preemption of state and local siting and zoning moratoria regulation.

         Recent Events. The 1996 Telecommunications Act precludes the FCC from requiring CMRS providers to hand off long distance traffic to the long distance carrier chosen by the subscriber (i.e. the provision of "equal access"). The 1996 Telecommunications Act provides, however, that if the FCC receives complaints that consumers are not receiving access to the long distance carrier or carriers of their choice, then the FCC may require provision of access to those carriers through an access code or similar mechanism.

         The 1996 Telecommunications Act also eliminates, to a large extent, restrictions on the RBOCs' provision of interLATA long distance services and, if certain conditions are satisfied, permits the restrictions to be lifted in their entirety. See "-- Competition; Other Telecommunications Technologies." The Company cannot predict the outcome of FCC implementation of the 1996 Telecommunications Act or the effect of the 1996 Telecommunications Act or any resulting regulations or policies on cellular or PCS operations, and there can be no assurance that such regulations or policies will not adversely affect the Company's business or financial condition.

         On July 26, 1996, the FCC released a report and order which mandates the implementation of widespread emergency 911 services available by PCS and other CMRS providers, including "enhanced 911" ("E911") services that provide the caller's telephone number, location, and other useful information. By April 1998, PCS providers must be able to transmit to a Public Safety Answering Point ("PSAP") 911 calls from a PCS handset (without call validation), including those from callers with speech or hearing disabilities, with automatic number identification. Assuming that a cost recovery mechanism is in place, by mid-1998 such providers must be able to relay to a PSAP both the caller's automatic number identification and cell site identification, and by 2001 they must be able to identify the location of a 911 caller within 125 meters in 67% of all cases. These proceedings have also raised questions concerning the potential liability of wireless operators providing E911 services. While most landline telephone companies are protected by their tariffs or are covered expressly by state or local statutes, CMRS providers generally do not file tariffs and many states have no indemnity provisions or only limited indemnity provisions relating the provision of E911 services by a wireless operator. The wireless industry as a whole has been active in addressing this issue through the introduction and support of proposed legislation in many of the states. In addition, many states are individually addressing the issue of cost-recovery mechanisms to support both the wireless and wireline implementation of E911 services. The FCC rules state that wireless carriers are entitled to fully recover their costs of E911 implementation.

         In August 1996, the FCC revised its rules to permit CMRS operators, including PCS licensees, to use their licensed spectrum to provide fixed as well as mobile services. Such fixed services include, but are not limited to, "wireless local loop" services. The FCC has not yet determined whether such fixed services should be subject to universal service obligations or how they should be regulated, although it has proposed a presumption that they be regulated as CMRS services.

EMPLOYEES AND AGENTS

         As of February 15, 1997, the Company had approximately 610 employees, including approximately 590 full-time employees. Of these, 70 employees are employed by Unicel and, upon consummation of the Maine Disposition, will no longer be employees of the Company. The Company anticipates that the continued development of its PCS System will require the hiring of a substantial number of new employees. None of the Company's employees is represented by a labor organization, and the Company's management considers its employee relations to be good.

THE MAINE DISPOSITION

         Pursuant to the Unicel Agreement by and among Rural Cellular, Unicel, InterCel Licenses, Inc. ("InterCel Licenses") and the Company, Rural Cellular agreed to purchase and assume from Unicel and InterCel Licenses, and Unicel and InterCel Licenses respectively agreed to sell and assign to Rural Cellular:
(i) substantially all of the assets and rights of Unicel, including the Partnership Interest in the Maine Partnership which is licensed to provide cellular service in Maine RSA 2; and (ii) the FCC licenses held by InterCel Licenses to provide cellular and microwave service in the Bangor, Maine MSA and Maine RSA 3 and to provide microwave service in Maine RSA 2. Unicel and InterCel Licenses are wholly-owned subsidiaries of the Company. Upon consummation of the Maine Disposition, the Company will no longer have cellular telephone operations in the Maine Cellular Market.

         Unless otherwise indicated, information in this Report, other than the historical financial information, assumes consummation of the Maine Disposition. However, consummation of the Maine Disposition is subject to certain conditions, including: (i) financing being obtained by Rural Cellular;
(ii) receipt by Unicel of various consents from third parties, including landlords and other parties to contracts with Unicel; and (iii) receipt of
various regulatory approvals.   The Company has received FCC approval for the
transfer of the cellular and microwave licenses for the Unicel properties.

         The purchase price for the assets to be sold pursuant to the Agreement is approximately $77.4 million (the "Purchase Price"). The sale of the Partnership Interest to Rural Cellular is subject to a right of first refusal in favor of Cellco Partnership, a subsidiary of Bell Atlantic NYNEX Mobile
Corp. ("Cellco"), which owns the remaining 49% interest in the Partnership.
If Cellco exercises its right of first refusal, the Purchase Price paid by Rural Cellular will be reduced by approximately $12.8 million (the portion of the Purchase Price allocated to the Partnership Interest). The price that would be paid by Cellco for the Partnership Interest in the event of the exercise of its right of first refusal has not yet been determined. If Cellco and Unicel are unable to agree upon a purchase price, the purchase price for the Partnership Interest may, as contemplated in the agreement governing the Partnership (the "Partnership Agreement"), be determined by appraisal.

         The descriptions set forth herein of the terms and conditions of the Unicel Agreement and the transactions contemplated thereby are qualified in their entirety by reference to the full text of the Unicel Agreement and the exhibits thereto, copies of which were filed as an exhibit to the Company's Current Report on Form 8-K dated January 8, 1997. Descriptions of the Maine Partnership and related rights and obligations of the partners are qualified in their entirety by reference to the full text of the Partnership Agreement, which was filed as an exhibit to InterCel's Registration Statement on Form S-1 (File No. 33-72734).

THE PREFERRED STOCK SALES

         The following is a summary of certain provisions of: (i) the Stock Purchase Agreement (the "Huff Stock Purchase Agreement") dated as of March 14, 1997 between the Company and The Huff Alternative Income Fund, L.P. ("Huff"), which sets forth the terms and conditions whereby Huff has agreed to purchase 50,000 shares of nonvoting Series C Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $22.5 million (the "Huff Preferred Stock Sale"); and (ii) the Stock Purchase Agreement (the "SCANA Stock Purchase Agreement" and, together with the Huff Stock Purchase Agreement, the "Stock Purchase Agreements") dated as of March 14, 1997 between the Company and SCANA Communications, Inc., a wholly-owned subsidiary of SCANA Corporation ("SCANA"), which sets forth the terms and conditions whereby SCANA has agreed to purchase 50,000 shares of nonvoting Series D Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $22.5 million (the "1997 SCANA Preferred Stock Sale" and, together with the Huff Preferred Stock Sale, the "Preferred Stock Sales"). The purchase price for both of the Preferred Stock Sales are being held in escrow and will be released to the Company upon the closing of a private placement of debt by the Company. This summary does not purport to be complete and is qualified in its entirety by reference to the Huff Stock Purchase Agreement and the SCANA Stock Purchase Agreement, copies of which are filed as exhibits to this Report.

         Preferred Stock Terms. The holders of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock have no voting rights, except as required by law and certain specified exceptions. Each share of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock has a liquidation preference over the Company's common stock, par value $0.01 per share (the "Common Stock"), and any other junior stock, of $450 per share, plus declared and unpaid dividends, in the event of a liquidation, dissolution or winding up of the Company. The Series C Convertible Preferred Stock and Series D Convertible Preferred Stock rank, as to dividends, on a parity with the Common Stock. The Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are redeemable, at the option of the Company, on and after the fifth anniversary of closing of the Preferred Stock Sales, in whole or in part, on a pro rata basis, at a redemption price of $450 per share plus declared and unpaid dividends. The Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are convertible 18 months and five years, respectively, after the closing of the Preferred Stock Sales, at the option of the holder, into Common Stock at a conversion price of $12.75 per share of Common Stock, subject to adjustment.

         Escrow. Each of Huff and SCANA have entered into an escrow agreement with the Company, pursuant to which they have deposited the purchase price for the Preferred Stock Sales into escrow, to be held and disbursed by the escrow agent to the Company upon the closing of a private placement of debt by the Company.

         Conditions to Closing. The closing of each of the Preferred Stock Sales and of a private placement of debt by the Company are conditioned upon the closings of the others. Accordingly, there can be no assurance that the proceeds of Preferred Stock Sales will be released from escrow to the Company.

         Registration Rights. The offer and sale of the Series C Convertible Preferred Stock, the Series D Convertible Preferred Stock and the shares of Common Stock into which such preferred stock is convertible have not been registered under the Securities Act. Huff and SCANA have been granted certain "demand" and "piggyback" registration rights with respect to the shares of Common Stock issued and issuable upon conversion of the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, respectively.

         Representations, Warranties and Indemnification. InterCel has agreed to indemnify Huff and SCANA, and Huff and SCANA have agreed to indemnify InterCel, for certain losses arising out of breaches of their respective representations and covenants contained in the Stock Purchase Agreements, subject to certain exceptions and limitations.

         Resale Restrictions. Each of Huff and SCANA have agreed, among other things, that except for limited exceptions they will not transfer, directly or indirectly, any shares of Series C Convertible Preferred Stock or Series D Convertible Preferred Stock, as the case may be, or any shares of Common Stock into which such preferred stock is convertible for one year after the closing of the Preferred Stock Sales without the prior written consent of the Company.

         Board Observer. The Company has agreed to allow one representative of Huff to attend meetings of the Company's Board of Directors as an observer.

THE OFFERING

         The Company intends to offer senior notes due 2007 (the "Notes") resulting in approximately $175 million gross proceeds (the "1997 Offering"). The Notes will not be registered under the Securities Act and may not be offered or sold within the United States or to, or for the account or benefit of, U.S. persons except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act. There can be no assurance that the Company will consummate the 1997 Offering. This Report shall not constitute an offer to sell or a solicitation of an offer to buy the Notes.

ITEM 2.  PROPERTIES

         The Company maintains its corporate headquarters in West Point, Georgia and its sales and administrative offices for its Cellular Markets in Lanett, Alabama. The Company recently constructed an approximately 28,000 square foot corporate headquarters and network operations center in West Point, Georgia.
The lease for the Lanett space was renewed in October 1996, and the current lease term expires in October, 2001. In its Southern Cellular Market, the Company operates four retail stores (located in Lanett and Opelika, Alabama and Newnan and LaGrange, Georgia), and two sales kiosks (located in shopping malls in LaGrange, Georgia and Auburn, Alabama). All of the Company's cellular retail sites in the Southern Cellular Market are leased. As part of its cellular system, the Company owns a switch facility in Huguley, Alabama and maintains 16 tower sites. The Company has long-term leases on its tower sites located at Auburn, Lake Harding and Lafayette, Alabama and Callaway Gardens and McCollum, Georgia. The remaining 11 sites have been purchased. The Lafayette site is subject to a sublease for a two-way microwave radio transmitter.

         In the Maine Cellular Market, the Company operates six retail stores in Bangor, Augusta, Rockland, Belfast, Lincoln and Dexter, Maine. All of the
Company's retail sites, except the Augusta, Maine store, are leased.   As part
of its Maine cellular system, the Company owns the land, towers and buildings at its Bangor, Augusta, Argyle, Boothbay and Palmyra, Maine cell sites. The Company also leases antenna sites in Lincoln, Dixmont, Vassalboro, Rockland, Searsport, Old Town, Northport, Liberty, Millinocket, Gardiner, Union, Winthrop, Newcastle, Camden and Clinton, Maine. The Maine Partnership leases five retail stores in Houlton, Skowkegan, Presque Isle, Madawaska and Caribou, Maine. The Maine Partnership owns the land, towers and buildings at the Stockholm, Brownville, Guilford, Patten and Masardis, Maine cell sites and leases antenna sites at Greenville, Smyrna, Presque Isle, Number Nine Mountain, Athens, Skowkegan, Charleston and Wallagrass, Maine.

         In connection with its PCS System, the Company leases space for MTA headquarters and switch facilities which are located in the following cities:
Birmingham, Alabama for the Birmingham MTA; Memphis, Tennessee for the Memphis MTA; Jacksonville, Florida for the Jacksonville MTA; and Atlanta, Georgia for the Atlanta MTA. The Company leases two separate switching facilities for the Atlanta MTA, each of which is located in the city of Atlanta. The Company also leases space in Atlanta, Georgia for its billing and information technology systems which will support all of the PCS Markets. The Company leases additional space in Jackson, Mississippi to accommodate its sales and operations personnel. The Company leases warehouse space in the Birmingham, Memphis and Jacksonville MTAs for network equipment and cell site equipment related to the buildout of the PCS System in each respective MTA. The Atlanta MTA and Kentucky/Tennessee BTAs will lease similar warehouse space as the Company builds out those areas of its PCS System.

         The Company also currently leases retail space for seven Powertel retail stores in the Birmingham MTA, five in the Memphis MTA and three in the Jacksonville MTA. By the end of 1997, the Company anticipates increasing the number of Powertel retail stores to approximately 27 with the majority of the Powertel retail store additions being within the Atlanta MTA. The Company expects to lease or purchase additional office and retail space, base station towers and installation and service shops in connection with its initial buildout of the PCS Markets.

         The Company believes that all of its properties are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

         As of March 14, 1997, there were no material pending legal proceedings to which the Company or any subsidiary was a party or to which any property of the Company or any subsidiary was subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1996 annual meeting of the stockholders of the Company was held on June 5, 1996 to: (i) consider and vote upon the proposed issuance and terms of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") and the proposed issuance and terms of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock"); (ii) consider and vote upon a proposed amendment to the InterCel Restated Certificate of Incorporation to increase the Company's authorized capital stock by increasing the number of authorized shares of Common Stock; (iii) elect three directors to serve on the Company's Board of Directors, each for a three-year term; and (iv) ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the year ending December 31, 1996.

         The Series A and Series B Preferred Stock. The stockholders were asked to consider and vote upon the proposed issuance and terms of the Series A and Series B Preferred Stock. The Company had entered into stock purchase agreements with each of Ericsson and SCANA, pursuant to which Ericsson and SCANA agreed to invest $75 million each in the Company in exchange for 100,000 shares of Series A Preferred Stock at a price of $750 per share to Ericsson and 100,000 shares of Series B Preferred Stock at a price of $750 per share to SCANA, subject to stockholder approval. Votes cast for and against the measure were 17,743,930 and 84,000, respectively. Broker non-votes and abstentions were 1,505,224 and 11,269, respectively.

         Amendment of Certificate of Incorporation. The stockholders were asked to consider and vote upon the proposed amendment of the InterCel Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock that the Company would have authority to issue from 39,000,000 shares of Common Stock to 55,000,000 shares of Common Stock. Votes cast for and against the measure were 19,138,354 and 85,250, respectively. Broker non-votes and abstentions were 111,100 and 9,719, respectively.

         Election of Directors. The stockholders were asked to elect Donald W. Burton, Bert G. Clifford and Maurice P. O'Connor to the Company's Board of Directors, each for a three year term. Votes cast for and against the election of Messrs. Burton, Clifford and O'Connor were 19,217,473 and 0, respectively. Broker non-votes and abstentions were 126,950 and 0, respectively.

         Accountants. The stockholders were asked to ratify the appointment by the Board of Directors of the firm of Arthur Andersen LLP as independent public accountants of the Company for the year ending December 31, 1996. Votes cast for and against the measure were 19,336,153 and 1,851, respectively. Broker non-votes and abstentions were 0 and 6,419, respectively.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Price Range of Common Stock. The Company's Common Stock is currently traded on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol "ICEL." As of March 13, 1997, there were approximately 478 holders of record of the Company's Common Stock.

         Prior to February 7, 1994, no established public trading market for the Company's Common Stock existed. To the best of the Company's knowledge, prior to the Common Stock being traded on the Nasdaq National Market, the prices paid for the Common Stock ranged from a low of $6.50 per share (in the fourth quarter of 1991) to a high of $8.75 per share (in the first quarter of 1992 and the fourth quarter of 1993). The high and low sales prices for each full quarterly period since the Company's stock began trading on the Nasdaq National Market (February 7, 1994) are as follows:

                1995                                                              HIGH              LOW
                ----                                                              ----              ---

                First Quarter . . . . . . . . . . . . . . . . . . . . . .        $14.25           $10.75
                Second Quarter  . . . . . . . . . . . . . . . . . . . . .         15.75            12.75
                Third Quarter . . . . . . . . . . . . . . . . . . . . . .         21.50            14.50
                Fourth Quarter  . . . . . . . . . . . . . . . . . . . . .         20.75            15.375

                1996                                                               HIGH             LOW
                ----                                                               ----             ---

                First Quarter . . . . . . . . . . . . . . . . . . . . . .        $23.25           $15.00
                Second Quarter  . . . . . . . . . . . . . . . . . . . . .         26.25            19.50
                Third Quarter . . . . . . . . . . . . . . . . . . . . . .         22.25            15.50
                Fourth Quarter  . . . . . . . . . . . . . . . . . . . . .         21.75            11.75


         Dividend Policy. The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings to finance the expansion of the Company's operations. Moreover, the Company will effectively be prohibited from paying cash dividends for the foreseeable future pursuant to restrictions contained in the indenture relating to the February 1996 Notes (as defined herein) (the "February 1996 Indenture"), the indenture relating to the April 1996 Notes
(as defined herein) (the "April 1996 Indenture" and, together with the February 1996 Indenture, the "Indentures"), any future indenture to which the Company might be a party and the Vendor Financing Agreement (as defined herein).

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial information for the Company as of and for each of the years in the five-year period ended December 31, 1996. The financial information as of and for each of the years in the five-year period ended December 31, 1996 is derived from the consolidated financial statements and notes thereto of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. Operating results shown in the following table will not be indicative of future performance due to the capital requirements associated with the buildout of the Company's PCS System.

         The selected historical financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto and other financial and operating information included elsewhere in this Report.

                                                                          YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    1996          1995        1994         1993         1992
                                                 ---------     ---------   ----------    ---------    ---------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Service revenues . . . . . . . . . . . . .    $   31,875    $   25,384  $   18,903   $    8,228   $    6,235
   Equipment sales  . . . . . . . . . . . . .         7,250         3,928       2,859        1,121          925
                                                 ----------    ----------  ----------   ----------   ----------
     Total revenues and sales   . . . . . . .        39,125        29,312      21,762        9,349        7,160
                                                 ----------    ----------  ----------   ----------   ----------
   Cost of services . . . . . . . . . . . . .         5,811         2,394       1,921          574          442
   Cost of equipment sales  . . . . . . . . .        11,653         3,127       2,391        1,010          828
   Operations expenses  . . . . . . . . . . .         9,927         3,596       2,722        1,333        1,214
   Selling, general and administrative
     expenses . . . . . . . . . . . . . . . .        30,264         8,498       7,056        2,915        2,566
   Depreciation and amortization  . . . . . .        10,101         5,101       3,673        1,843        1,567
                                                 ----------    ----------  ----------   ----------   ----------
     Total operating expenses   . . . . . . .        67,756        22,716      17,763        7,675        6,617
                                                 ----------    ----------  ----------   ----------   ----------
     Operating income (loss)  . . . . . . . .       (28,631)        6,596       3,999        1,674          543
   Interest (income) expense  . . . . . . . .        (3,175)(a)     1,657         635           46          131
   Miscellaneous (income) expense . . . . . .         1,226          (295)        (48)          48          260
                                                 ----------    ----------  ----------   ----------   ----------
     Income (loss) before income taxes  . . .       (26,682)        5,234       3,412        1,580          152
   Income tax (benefit) expense . . . . . . .        (1,654)        2,230       1,535          567           52
                                                 ----------    ----------  ----------   ----------   ----------
     Net income (loss) before cumulative
     effect . . . . . . . . . . . . . . . . .       (25,028)        3,004       1,877        1,013          100
   Cumulative effect of change in
     accounting principle, net of tax(b). . .        (2,583)           --          --           --           --
                                                 ----------    ----------  ----------   ----------   ----------
     Net income (loss)  . . . . . . . . . . .    $  (27,611)   $    3,004  $    1,877   $    1,013   $      100
                                                 ==========    ==========  ==========   ==========   ==========
   Earnings per share:
     Net income (loss) before cumulative
         effect of change in accounting
         principle. . . . . . . . . . . . . .    $    (1.00)   $     0.29  $     0.19   $     0.16   $     0.02
     Cumulative effect of change in
     accounting principle(b)  . . . . . . . .         (0.10)           --          --           --           --
                                                 ----------    ----------  ----------   ----------   ----------
     Net income (loss) per share  . . . . . .    $    (1.10)   $     0.29  $     0.19   $     0.16   $     0.02
                                                 ==========    ==========  ==========   ==========   ==========
     Average common and common equivalent
     shares outstanding . . . . . . . . . . .    25,086,753    10,280,616   9,764,840    6,316,608    6,288,849

OTHER FINANCIAL AND OPERATING DATA:
   EBITDA(c)  . . . . . . . . . . . . . . . .    $   (2,466)   $   11,992  $    7,720   $    3,469   $    1,850
   Ratio of earnings to fixed charges(d)  . .            --           3.9x        5.5x        27.3x         2.1x
   Capital expenditures . . . . . . . . . . .    $  233,551    $    7,661  $    2,866   $    1,105   $      921
   Cellular subscribers at end of period(e) .        47,617        38,582      28,624       10,590        7,447
   Net cellular population equivalents(f) . .       737,800       732,900     728,200      281,800      277,400
   PCS Subscribers at end of period . . . . .        14,892            --          --           --           --
   Net PCS population equivalents(f)  . . . .    17,460,000            --          --           --           --

BALANCE SHEET DATA (AT END OF PERIOD):
   Working capital  . . . . . . . . . . . . .    $  256,349    $      977  $    2,710   $      547   $      908
   Property and equipment, net  . . . . . . .       251,269        18,066      13,262        5,545        5,394
   Licenses, goodwill and other intangibles,
     net. . . . . . . . . . . . . . . . . . .       402,321        24,904      23,903           --           --
   Total assets . . . . . . . . . . . . . . .       947,117        74,330      50,812       10,517        8,721
   Long-term obligations  . . . . . . . . . .       504,065        29,411      11,030        2,019        2,194
   Retained earnings (deficit)  . . . . . . .       (22,766)        4,845       1,841          (36)     (1,048)
   Stockholders' equity . . . . . . . . . . .       407,007        36,674      33,374        5,983        4,960
----------------------

(a) For the year ended December 31, 1996 interest income was $17.3 million. The Company had no interest income for the years ended December 31, 1992, 1993, 1994 and 1995. Excludes capitalized interest of $29.0 million for the year ended December 31, 1996. During the construction of the PCS System, the cost of the PCS licenses and the costs related to construction expenditures are considered to be assets qualifying for interest capitalization under FASB Statement No. 34 "Capitalization of Interest Cost."

         Accordingly, management expects that a majority of the interest on the February 1996 Notes, the April 1996 Notes, the Vendor Financing Agreement and any future financing of the Company will be capitalized during the construction of the PCS System.
(b) During the fourth quarter of 1996, the Company changed its method of accounting for costs incurred in connection with certain promotional programs under which customers receive discounted cellular equipment or airtime usage credits. Under its previous accounting method, all such costs were deferred and amortized over the life of the related non-cancelable cellular telephone service agreement. Under the new accounting method, the costs are expensed as incurred.
(c) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA is provided because it is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.
(d) For the year ended December 31, 1996, earnings were insufficient to cover fixed charges by $56.2 million. Earnings consist of income before income taxes, plus fixed charges, except where capitalized. Fixed charges consist of interest charges and amortization of debt issuance costs, in each case whether expensed or capitalized, and the portion of rent expense under operating leases representing interest.
(e) Cellular subscribers at end of period include 14,216, 20,288 and 25,456 subscribers of Unicel in the State of Maine for the periods ended December 31, 1994, 1995 and 1996, respectively. See "Business -- The Maine Disposition."
(f) Net Population Equivalents means the estimated population of the license market area multiplied by the percentage ownership of the license. The estimated population is based on the 1996 Paul Kagan Associates, Inc. Cellular/PCS POP Book. The Company owns 100% of each of its PCS licenses and 100% of each of its cellular licenses (excluding the license for Maine RSA 2, in which Unicel owns the Partnership Interest through the Maine Partnership and which is being sold in the Maine Disposition). For the periods ended December 31, 1994, 1995 and 1996, Net Cellular Population Equivalents include 441,900, 442,000 and 442,200 population equivalents, respectively, from Unicel's license market areas (including Maine RSA 2). See "Business -- The Maine Disposition."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         InterCel provides PCS services in the southeastern United States under the name "Powertel" and cellular telephone service in contiguous portions of western Georgia and eastern Alabama under the name "InterCel" and in the State of Maine under the name "Unicel." On December 23, 1996, the Company entered into an agreement to sell substantially all the assets related to its cellular operations in the State of Maine for approximately $77.4 million, subject to adjustment and, with respect to the Partnership Interest, subject to a right of first refusal in favor of the minority partner. The closing of the Maine Disposition, which is subject to various conditions, is expected to occur in the second quarter of 1997. See "Business -- The Maine Disposition."

         InterCel's PCS licenses, including licenses for which the Company was the winning bidder in the D/E/F Auctions, encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.3 million people in the MTAs of Atlanta, Georgia;
Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama; and in 13 BTAs in Kentucky and Tennessee. InterCel first introduced its PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, has launched its PCS services in an additional 14 markets in Alabama, Florida, Georgia, Mississippi and Tennessee. In all of these markets, the Company was the first to offer PCS services commercially.
InterCel intends to continue to rapidly build out its PCS network and to launch its PCS services. As of December 31, 1996, the Company had approximately 15,000 PCS subscribers.

         The Company was the winning bidder in the D/E/F Auctions for both the 10 MHz "D" block and the 10 MHz "E" block licenses in each of the BTAs of Evansville, Indiana; Lexington, Louisville, Bowling Green-Glasgow, Corbin, Madisonville, Owensboro, Paducah-Murray-Mayfield and Somerset, Kentucky; Nashville and Cookeville, Tennessee; and Hopkinsville, Kentucky-Clarksville, Tennessee; and the 10 MHz "E" block license in the Knoxville, Tennessee BTA. These licenses encompass an area of approximately 66,000 square miles with a population of approximately 6.8 million people and, when combined with the Company's existing licensed territory, give the Company one of the largest contiguous PCS footprints in the southeastern United States. The Company will pay approximately $31.2 million for these licenses (of which the Company has already paid $9.2 million) and expects the final grant of these licenses to occur in the second quarter of 1997. The Company expects its expanded PCS footprint to provide a competitive advantage in attracting new customers in its markets.

         Average revenues per subscriber in the wireless industry have declined during recent years and are expected to continue to decline in the future. The Company believes that this downward trend is the result of the addition of lower usage customers who utilize cellular service for personal convenience, security or as backup for their traditional landline telephones. In addition, the Company expects that revenue per minute will continue to decline as competition within the wireless telecommunications industry intensifies. The Company believes the effect of this trend on the Company's earnings will be mitigated by corresponding increases in the number of subscribers and the number of minutes of usage per subscriber.

         The Company's overall historical financial performance has been impacted positively by its efforts to attract and retain subscribers and encourage more use of its services. Unlike many other companies in the cellular industry that continue to experience operating losses due to the substantial capital costs associated with constructing a system and acquiring licenses, the Company has been successful in achieving positive operating income from its cellular operations.

         As a result of: (i) the significant costs required to build out and maintain the PCS System, hire and manage the required personnel to operate the PCS business, and market its services; (ii) the significant subsidization of PCS handsets; and (iii) the depreciation of PCS equipment and amortization of the PCS licenses, the Company incurred an operating loss of $28.6 million for the year ended 1996. The Company expects to continue subsidizing the cost of PCS handsets to customers for the foreseeable future and expects that negative PCS equipment margins will continue to contribute significantly to future operating results. The Company expects to incur significant operating losses during 1997 and thereafter as it continues to build out its PCS System and build its PCS customer base.

         Minimizing customer attrition, or "churn," becomes a greater challenge as the subscriber base grows and the marketplace becomes more competitive. The Company achieved a combined average monthly churn rate of 1.6% for both its cellular and PCS lines of business in 1996. The 1996 cellular churn rate of 1.6% is a slight increase over the 1995 rate which was 1.5%. The Southern Cellular Market's churn rate decreased to 1.9% from 2.1% in 1995 while the churn rate for the Maine Cellular Market increased from 0.9% to 1.2% during the same period. The Company believes that its improved 1996 churn rate in the Southern Cellular Market is due to continued efforts to ensure consistently high levels of customer satisfaction coupled with a proactive customer retention program.

         The Company offers its PCS customers a choice of multiple pricing plans, with varying amounts of unbilled or "free" minutes included in the monthly access charge. From November 29, 1996 to January 18, 1997, the Company offered its customers (with the exception of certain subscribers in the Memphis area who were unable to obtain the PCS handset model of their choice due to a handset shortage in that market and for whom the promotional pricing extends through April 30, 1998) a special, limited-time promotional pricing plan, the Prestige Partners Promotion, in all of its operational markets. This special limited-time promotional pricing plan offered unlimited local airtime through December 31, 1997 for a $50 per month access charge (excluding toll and roaming charges, taxes and other optional fees). As of December 31, 1996, substantially all of the Company's PCS subscribers were participants in this promotion.

         The majority of the interest costs incurred during 1996 related to:
(i) the sale of 35,747 units, consisting in the aggregate of $357.4 million principal amount at maturity of 12% Senior Discount Notes due February 2006 (the "February 1996 Notes") and 1,143,904 warrants (the "Warrants") to purchase an equal number of shares of Common Stock at an exercise price of $18.15 per share, subject to adjustment (the "Unit Offering"); (ii) the sale of $360.0 million principal amount at maturity of 12% Senior Discount Notes due May 2006 (the "April 1996 Notes") in a public offering (the "Debt Offering" and, together with the Unit Offering and the sale of 7,124,322 shares of Common Stock in a public offering (the "Stock Offering"), the "1996 Offerings"); and
(iii) amounts borrowed under the Vendor Financing Agreement has been capitalized as a cost of construction of the PCS System. As the Company has now begun providing PCS services in several markets, the interest costs related to the construction of the PCS systems in such markets will be amortized over the life of the related assets from the time such systems were placed in service. Additionally, the Company's depreciation and amortization expense will significantly increase as a result of the fixed assets and PCS licenses related to PCS systems placed in service during 1996 and as a result of systems to be placed in service in 1997 and thereafter.

         During 1996, the Company changed its method of accounting for costs incurred in connection with certain promotional programs under which the Company's cellular customers receive discounted cellular equipment or airtime usage credits. Under its previous accounting method, all such costs were deferred and amortized over the life of the related non-cancelable cellular telephone service agreements. Under the new accounting method, the costs are expensed as incurred. This change in accounting principle resulted in a total nonrecurring charge for the cumulative effect of this accounting change, net of taxes, of approximately $2.6 million. Additionally, such costs are not deferred in conjunction with the acquisition of PCS customers.

RESULTS OF OPERATIONS

         The following table reflects the composition of the Company's cellular and PCS service revenue and equipment sales, and related gross margins, as well as overall operating and other costs and margins, as a percentage of total revenue. The Company's historical results of operations, particularly in view of the Maine Disposition and the start-up costs associated with the Company's PCS business, will not be comparable with future periods.

                                                               YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------------
                                                    1996                              1995               1994
                                  ---------------------------------------------  ------------------ ----------------
                                             % OF          COMBINED     % OF
                                            CELLULAR         PCS       COMBINED               % OF                 % OF
                                            REVENUE          AND       REVENUE/             REVENUE/             REVENUE
                                  CELLULAR  SALES   PCS(A) CELLULAR     SALES     CELLULAR    SALES    CELLULAR   SALES
                                  --------  -----   ------ --------     -----     --------   ------    --------   -----
                                                                (dollars in thousands)
SERVICE REVENUE & COST ANALYSIS:
Service revenue
  Local customers--
   Access revenue   . . . . . . $ 14,653    47.5 %  $   402   $ 15,055      47.2 %  $12,244     48.2 %  $ 8,512   45.0 %
   Airtime revenue  . . . . . .    6,109    19.8         88      6,197      19.4      4,938     19.5      3,981   21.1
   Toll revenue   . . . . . . .      803     2.6         51        854       2.7        627      2.5        360    1.9
                                --------   -----    -------   --------   -------    -------  -------    -------  -----
                                  21,565    69.9        541     22,106      69.3     17,809     70.2     12,853   68.0
                                --------   -----    -------   --------   -------    -------  -------    -------  -----
  Roamers--
   Access & airtime revenue   .    6,680    21.7         --      6,680      21.0      5,541     21.8      4,404   23.3
   Toll revenue   . . . . . . .    1,821     5.9         --      1,821       5.7      1,399      5.5      1,123    5.9
                                --------   -----    -------   --------   -------    -------  -------    -------  -----
                                   8,501    27.6         --      8,501      26.7      6,940     27.3      5,527   29.2
                                --------   -----    -------   --------   -------    -------  -------    -------  -----
  Other service revenue . . . .      783     2.5        485      1,268       4.0        635      2.5        523    2.8
                                --------   -----    -------   --------   -------    -------  -------    -------  -----
   Total service revenue  . . .   30,849   100.0     1,026      31,875     100.0     25,384    100.0     18,903  100.0
Cost of services  . . . . . . .    3,535    11.5      2,276      5,811      18.2      2,394      9.4      1,921   10.2
                                --------   -----    -------   --------   -------    -------  -------    ------   -----
   Gross margin  . . . . . . .  $ 27,314    88.5 %  $(1,250)  $ 26,064      81.8 %  $22,990     90.6 %  $16,982   89.8 %
                                ========   =====    =======   ========   =======    =======  =======    =======  =====
EQUIPMENT SALES & COST ANALYSIS:

Equipment sales . . . . . . . . $  3,803   100.0 %  $ 3,447   $  7,250     100.0 %  $ 3,928    100.0 %  $ 2,859  100.0 %
Cost of equipment sales . . . .    2,890    76.0       8,763    11,653     160.7      3,127     79.6      2,391   83.6
                                --------   ----     -------   --------   --------   -------  -------    -------  -----
   Gross margin  . . . . . . .  $    913    24.0 %  $(5,316)  $ (4,403)    (60.7)%  $   801     20.4 %  $   468   16.4 %
                                ========   =====    ========  ========   ========   =======  =======    =======  =====

OPERATING MARGIN ANALYSIS:
Total revenues  . . . . . . . . $  34,652  100.0 %  $ 4,473   $ 39,125     100.0 %  $29,312    100.0 %  $21,762  100.0
                                ---------  -----    -------   --------   -------    -------  -------    -------  -----
Operating expense--
  Cost of services & equipment
    sales . . . . . . . . . . .    6,425    18.5      11,039    17,464      44.6      5,521     18.8      4,312   19.8
  Operations  . . . . . . . . .    4,189    12.1       5,738     9,927      25.4      3,596     12.3      2,722   12.5
  Selling, general &
    administrative  . . . . . .    7,577    21.9      22,687    30,264      77.4      8,498     29.0      7,056   32.4
  Depreciation & amortization .    6,102    17.6       3,999    10,101      25.8      5,101     17.4      3,673   16.9
                                --------   -----    --------  --------   --------   -------  -------    -------  -----
   Total operating expenses   .   24,293    70.1      43,463    67,756     173.2     22,716     77.5     17,763   81.6
                                --------   -----    --------  --------   --------   -------  -------    -------  -----
Operating income (loss) . . . . $ 10,359    29.9 %  $(38,990)  (28,631)    (73.2)     6,596     22.5      3,999   18.4
Interest expense (income),      ========   =====    ========
  net . . . . . . . . . . . . .                                 (3,175)     (8.1)     1,657      5.7        635    2.9
Miscellaneous (income)
  expense . . . . . . . . . . .                                  1,226       3.1       (295)    (1.0)       (48)  (0.2)
                                                              --------   -------    -------  -------    -------  -----
Income before income taxes  . .                                (26,682)    (68.2)     5,234     17.8      3,412   15.7
Income tax (provision)
  benefit . . . . . . . . . . .                                 (1,654)     (4.2)    (2,230)    (7.6)    (1,535)  (7.1)
                                                              --------   --------   -------  -------    -------  -----
Income (Loss) before
  cumulative effect . . . . . .                                (25,028)    (64.0)     3,004     10.2      1,877    8.6
Cumulative effect of change
  in accounting principle, net
  of tax  . . . . . . . . . . .                                 (2,583)     (6.6)        --       --        --      --
                                                              --------   --------   -------  -------    -------  -----
    Net income (loss) . . . . .                               $(27,611)    (70.6)%  $ 3,004     10.2 %  $ 1,877    8.6 %
                                                              ========   =======    =======  =======    =======  =====

--------------------

(a)      The Company did not commence PCS operations until 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         The following discussion reflects the Company's results of operations for its PCS and cellular lines of business. All general corporate costs have been allocated to those lines of business based on management's estimates of actual expenses incurred related to such lines of business. The Company has entered into an agreement to sell substantially all of the assets related to its Maine Cellular Market. See "Business -- The Maine Disposition."

         In October 1996, the Company began providing PCS services in Jacksonville, Florida and Montgomery, Alabama. Throughout the remainder of 1996, the Company launched PCS services in 13 additional markets within the Current PCS Markets and, as of December 31, 1996, had approximately 15,000 PCS subscribers.

         Service revenue from local customers increased $4.3 million, or 24.1%, for 1996 as compared to 1995. Cellular service revenue from local customers increased $3.8 million, or 21.1%, primarily as a result of a 23.4% increase in the number of cellular subscribers (to 47,617 at December 31, 1996, from 38,582 at December 31, 1995). This increase in subscribers is attributable to the success of the Company's marketing efforts as well as the overall increase in nationwide cellular penetration rates. The Company generated $0.5 million in service revenue from its PCS subscribers.

         The average monthly revenue per local cellular subscriber (excluding roaming revenue and equipment sales) decreased to $41.70 in 1996 from $43.95 in 1995. This decrease reflects the addition of customers who tend to use cellular service less frequently and a decrease in cellular pricing. From November 29, 1996 to January 18, 1997, the Company offered the Prestige Partners Promotion in all operational markets. Substantially all of the Company's PCS subscribers as of December 31, 1996 were participants in this promotion.

         For the cellular business unit, local service revenue as a percentage of total service revenue remained relatively constant in 1996 (69.9% in 1996 as compared to 70.2% in 1995). Roamer revenue (including toll revenue) for 1996, which was generated solely from the Company's cellular business, increased $1.6 million, or 22.5%, in 1996 as compared to 1995. See "Business -- Cellular Operations." This increase relates primarily to continued market penetration by the cellular industry as a whole. Additionally, during the third quarter of 1995, the Company entered into an agreement with BellSouth Mobility, which operates cellular systems in markets contiguous to the Southern Cellular Market, for lower roaming rates. The Company believes that the increased roaming traffic in its Southern Cellular Market was partially a result of this agreement. Effective January 16, 1997, the Company entered into an amended agreement with BellSouth Mobility under which the parties agreed to a further per minute reduction to the rate charged to BellSouth Mobility customers roaming in the Southern Cellular Market. This agreement may result in decreased roaming revenue in future periods.

         Cost of services includes the cost of: (i) interconnection with LEC facilities; (ii) roaming validation (provided by a third-party clearinghouse);
(iii) long distance toll services; (iv) cloning and subscriber fraud; and (v) supplementary services (such as voice mail). For 1996, cost of services increased $3.4 million, or 142.7%, as compared to 1995, including a $1.1 million, or 47.7%, increase in cost of cellular services. This increase was due to the costs associated with the increased roaming traffic discussed above, including increased toll costs and an increase in costs associated with cellular cloning in the Cellular Markets. The Company, like other participants in the cellular industry, has recently experienced a dramatic increase in costs associated with both cloning and subscription fraud. The Company's total costs associated with fraud increased from $0.1 million in 1995 to $0.3 million in 1996. PCS cost of services totaled $2.3 million for the year and was comprised primarily of cost of interconnection with LEC facilities required for the PCS System.

         To date, wireless telecommunications operators have been required to pay fees to the LECs for interconnection to their networks and toll charges based on standard negotiated rates for certain long distance services.
However, pursuant to the 1996 Telecommunications Act, such interconnection arrangements must now be reciprocal and cost-based, with each party compensating the other at the same rate for the right to interconnect with each other's network. The Company is currently in negotiations for substantially lower interconnection rates with its primary LEC, BellSouth Telecommunications Corporation, the local exchange subsidiary of BellSouth Corporation.

         The Company generated a cellular equipment margin of 24.0% on $3.8 million of sales in 1996 as compared to a 20.4% margin on $3.9 million of sales in 1995. This increase in margin is attributable to a decrease in the cost of cellular handsets during 1996. During 1996, the Company changed its method of accounting for certain promotional costs (primarily equipment credits), which will result in the recognition of negative equipment margins in 1997. For its PCS operations, the Company generated a negative equipment margin of 154.2% on $3.4 million in sales in 1996, as the result of the Company's subsidization of the cost of PCS handsets. The Company expects to continue subsidizing the cost of PCS handsets to consumers for the foreseeable future.

         Operations costs, which include the costs of maintaining the cellular and PCS systems, customer service, inventory management and in-house cellular installations, totaled $9.9 million for 1996. Cellular operations costs totaled $4.2 million in 1996, which represented a 16.5%, increase from 1995. The increase was primarily attributable to the increased variable costs associated with the increase in cellular subscribers. Cellular operations costs as a percentage of total revenue improved slightly to 12.1% in 1996 as compared to 12.3% in 1995. PCS operations costs totaled $5.7 million for the year and were comprised primarily of credit and collection costs and salaries and benefits.

         Selling, general, and administrative costs ("SG&A") totaled $30.3 million for 1996. Cellular SG&A totaled $7.6 million for the year, a decrease of $0.9 million, or 10.8%, as compared to the prior year. Likewise, cellular SG&A as a percentage of total revenue improved to 21.9% in 1996 from 29.0% in 1995. This improvement reflects the continued realization of economies of scale in the cellular operations from certain costs such as salaries and wages and leased facilities costs that do not increase in direct proportion to increases in cellular service revenue. Additionally, certain costs (primarily salaries and benefit costs) that were included in the cellular business unit in 1995 were allocated to the PCS business unit during 1996. SG&A for the PCS business unit totaled $22.7 million for 1996 and were comprised primarily of costs (excluding depreciation) associated with the corporate office and all direct and indirect sales channels.

         Depreciation and amortization for 1996 totaled $10.1 million and consisted principally of the depreciation of the cellular system and the amortization of goodwill acquired in the 1994 acquisition of Unicel. Because the majority of the Current PCS System and the related PCS licenses were either not placed in service until late in the fourth quarter of 1996 or were under construction and thus not yet depreciable, PCS depreciation and amortization totaled only $4.0 million for 1996. These costs will be substantially higher in future periods as additional portions of the PCS Systems are placed in service.

         Net consolidated interest income totaled $3.2 million for 1996 as opposed to net interest expense of $1.7 million in 1995. Net interest income increased primarily as a result of investment of the proceeds from the 1996 Offerings. Additionally, $29.0 million of the interest costs related to the February 1996 Notes, the April 1996 Notes and borrowings under the Vendor Financing Agreement were capitalized in 1996 during the construction of the Current PCS System.

         The effective income tax rates for 1996 and 1995 were 6.2% (benefit) and 42.6% (provision), respectively. The decrease between the periods is primarily attributable to the deferred tax asset valuation allowance required as of December 31, 1996 ($11.2 million). The Company has recognized a $1.7 million income tax benefit equal to available carry backs of operating losses to the 1994 and 1995 tax years (during which time income taxes totaling approximately $1.7 million were paid). Management believes that it is more likely than not that this tax benefit will be realized. The Company generated a $25.0 million loss from continuing operations during 1996 and expects to continue to incur significant operating losses during 1997. The tax benefit of these operating losses will not be recognized until it is more likely than not that such benefit is realizable.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Service revenue from local cellular customers increased $5.0 million, or 38.6%, for 1995, as compared to 1994. A 34.8% increase in the number of Company subscribers (to 38,582 at December 31, 1995 from 28,624 at December 31,
1994) was the primary factor responsible for this growth. The substantial increase in new customers reflects the success of the Company's marketing efforts.

Additionally, a portion of this increase resulted from the inclusion of an additional month of revenues from the Maine Cellular Market for 1995 (the Company's acquisition of Unicel was consummated January 31, 1994).

         The average monthly service revenue per customer (excluding roaming revenue and equipment charges) decreased to $43.95 for 1995 from $46.85 for 1994. This decrease was due primarily to the addition of customers who tend to use cellular service less frequently.

         Toll revenue attributable to local customers for 1995 increased $0.3 million, or 74.2%, compared to 1994. The increase in long distance revenues is due to the increase in the local customer base and the inclusion of an additional month of revenues from the Maine Cellular Market for 1995. The majority of the increase was realized in the Maine Cellular Market, where customer toll is a larger component of local customer revenues. A slight increase in toll revenue was achieved in the Southern Cellular Market, despite the Company's network being designed in such a way that customers in the Southern Cellular Market can call the Atlanta, Georgia and Birmingham and Montgomery, Alabama LATAs at local airtime rates (toll free).

         Roamer revenue (including toll revenue) for 1995 increased $1.4 million, or 25.6%, compared to 1994. This increase relates primarily to increased market penetration levels by the cellular industry as a whole, an additional month of revenue from the Maine Cellular Market in 1995 and the addition of eight new cell sites during 1995. While the Company experienced an increase in total roamer revenue, average revenue per roamer declined slightly, due primarily to reciprocal roaming agreements with certain surrounding carriers that offer discounted rates. During the third quarter of 1995, the Company agreed with BellSouth Mobility to provide discounted rates to BellSouth Mobility for its customers roaming in the Southern Cellular Market in exchange for discounted rates for the Company's Georgia and Alabama customers roaming in certain parts of BellSouth Mobility's service area.

         For 1995, other service revenue, which primarily includes connection and installation revenues, increased $0.1 million, or 21.4%. This increase was due primarily to the inclusion of an additional month of revenue from the Maine Cellular Market and increased connection fee revenue associated with the increased subscriber base.

         Monthly access revenue represented 48.2% of service revenue during 1995, as compared to 45.0% of revenue for 1994. Conversely, roaming revenue declined to 27.3% of service revenue for 1995, as compared to 29.2% of service revenue for 1994. These changes were consistent with the increased local customer base and the success of the Company's efforts to add customers to the higher monthly access fee plans, which include various nonbillable airtime allotments depending on the service plan selected by the customer. Local customer airtime revenue as a percentage of total service revenue decreased slightly due to the Company's success in attracting customers to premium service plans, which provide certain free airtime minutes but include higher monthly access charges.

         Cost of services includes cost of: (i) interconnection with LEC facilities; (ii) roaming validation (provided by a third party clearinghouse);
(iii) long distance toll services; (iv) installation when performed by outside contractors; and (v) supplementary services (such as voice mail). For 1995, cost of services declined to 9.4% of total service revenue as compared to 10.2% of total service revenue for 1994, as a result of economies of scale realized during 1995.

         Equipment sales totaled $3.9 million for 1995, an increase of $1.1 million, or 37.4%, over 1994. The increase between periods is attributable to the increased number of new customers added during 1995 over 1994.

         Cost of equipment sold increased $0.7 million for 1995, a 30.8% increase over the prior year. The gross margin on equipment sales was 20.4% and 16.4% for 1995 and 1994, respectively. The increase in the margin between periods relates to the writedown of certain telephone equipment to fair market value during 1994.

         Operations costs, which include the costs of maintaining the cellular system, customer service, inventory management and in-house installations, totaled $3.6 million for 1995, which represented a $0.9 million, or 32.1%, increase from 1994. The main components of cost in this category are employee related costs (salaries, payroll taxes and employee benefits), the provision for bad debts and communication costs (i.e. telephone, paging, etc.). The increase in 1995 over 1994 was primarily due to increases in salaries and employee benefits resulting from the hiring of additional technicians and customer service representatives to meet the increased demand caused by the growing customer base. In addition, the growing customer base contributed to an increase in the number of nonpaying customers, which caused an increase in the bad debt provision. Also, 1995 contains an additional month of expenses compared to 1994 related to the Company's acquisition of Unicel. Operations costs as a percentage of total revenue and sales decreased slightly from 12.5% for 1994 to 12.3% for 1995.

         SG&A were $8.5 million for the year ended December 31, 1995, an increase of $1.4 million, or 20.4%, as compared to 1994. The increase was attributable to several factors, including increased commissions expense due to the increase in new customers, increases in billing costs due to the increased subscriber base, increases in employee related costs due to the increase in total employees and additional operating costs associated with the opening of three new retail locations. SG&A as a percentage of revenue decreased from 32.4% for 1994 to 29.0% for 1995. During 1995, the Company benefitted from economies of scale with respect to certain SG&A in its cellular operations, such as salaries and wages and leased facilities costs, that do not increase in direct proportion to increases in the cellular service revenue and from cost control efforts by management.

         Depreciation and amortization consisted principally of the depreciation of the cellular system, the amortization of the promotional credits associated with the Company's promotion programs and the amortization of goodwill acquired in the Company's acquisition of Unicel. Depreciation and amortization expense totaled $5.1 million for 1995, as compared to $3.7 million for 1994 (17.4% and 16.9% of revenue, respectively). The primary cause of this increase was the increase in depreciation expense resulting from the addition of eight new cell sites, three new retail locations and the conversion of the cellular system in the Southern Cellular Market to dual-mode analog/digital transmission facilities during 1995.

         Net interest expense totaled $1.7 million for 1995, an increase of $1.0 million over 1994. Net interest expense increased primarily as a result of borrowings of approximately $20.8 million on its credit facility in 1995 to finance the Company's investment in Powertel PCS Partners, L.P. and its purchase of a switch for the Southern Cellular Market. Such borrowings were repaid in full with proceeds from the 1996 Offerings.

         The effective income tax rates for 1995 and 1994 were 42.6% and 45.0%, respectively. The decrease between the periods relates to a reduction in amortization of goodwill associated with the Company's acquisition of Unicel, which is nondeductible for income tax purposes. In connection with the acquisition of Unicel, the Company has available in excess of $6.5 million of net operating loss carryforwards for federal tax purposes that can be utilized (subject to limitations) in future periods to offset taxable income, if any.
At December 31, 1994, the Company eliminated the valuation allowance for deferred income taxes related to these net operating losses and concurrently reduced the goodwill associated with the Unicel acquisition. This reduction in goodwill resulted in a decrease in amortization expense for 1995 thus reducing the effective income tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires significant amounts of capital for funding the operations and expansion of its PCS business. The Company may also require additional financing in the event it decides to make additional acquisitions.

         Total capital expenditures, including capital expenditures for information technology and the support of the PCS business, are stimated to be approximately $320.0 million for 1997. Costs associated with the PCS System buildout include tower sites, leasehold improvements, base station and switch equipment, microwave relocation costs and labor expenses related to construction of sites. The Company currently estimates that capital expenditures will total approximately $200.0 million in 1997 to complete the initial buildout of the Current PCS System (excluding Albany, Georgia and Chattanooga, Tennessee) and the digital upgrade of the Company's cellular system, and $150.0 million ($100.0 million in 1997 and $50.0 million in 1998) relating to the initial buildout of the Kentucky/Tennessee PCS System. Upon completion of the initial buildouts, the Company expects to be able to offer PCS services in markets containing approximately 60% of the population within the PCS Markets. The initial coverage will extend across most metropolitan areas, certain secondary cities and major connecting highway corridors within the PCS Markets. Thereafter, based on customer demand and competitive factors, the Company intends to continue to build out its PCS System to enhance and expand its coverage.

         During the first quarter of 1996, the Company issued 7,124,322 shares of its Common Stock in the Stock Offering resulting in net proceeds of $110.0 million. The Company also sold 35,747 units, consisting in the aggregate of $357.5 million principal amount at maturity of the February 1996 Notes and 1,143,904 Warrants, in the Unit Offering. A portion of the net proceeds was used to repay all previously outstanding borrowings.

         Pursuant to an Asset Purchase Agreement dated as of March 5, 1996 between Powertel Atlanta Licenses, Inc. and GTE Mobilnet Incorporated ("GTE Mobilnet"), the Company purchased GTE Mobilnet's PCS license for the Atlanta MTA on June 28, 1996 for approximately $195.2 million (the "Atlanta MTA Acquisition"). On June 28, 1996, pursuant to a stock purchase agreement dated as of March 4, 1996 between the Company and Ericsson, Ericsson purchased 100,000 shares of non-voting Series A Convertible Preferred Stock from the Company for an aggregate purchase price of $75.7 million (the "Ericsson Preferred Stock Sale") and pursuant to a Stock Purchase Agreement dated as of March 4, 1996 between the Company and SCANA, SCANA purchased 100,000 shares of non-voting Series B Convertible Preferred Stock from the Company for an aggregate purchase price of $75.7 million (the "SCANA Preferred Stock Sale" and, together with the Ericsson Preferred Stock Sale, the "1996 Preferred Stock Sales").

         During the second quarter of 1996, the Company received $193.2 million of net proceeds from the sale of the April 1996 Notes in the Debt Offering.
The Company used a portion of net proceeds from the 1996 Offerings and the 1996 Preferred Stock Sales to consummate the Atlanta MTA Acquisition and to partially finance the development, construction and operating costs and certain acquisition expenses associated with the Current PCS System.

         Pursuant to a credit agreement (the "Vendor Financing Agreement"), Ericsson has agreed, subject to the terms and conditions therein, to provide the Company with up to $165.0 million of financing for purchases of PCS equipment and services under an equipment purchase agreement. The Company's obligations under the Vendor Financing Agreement are secured by all tangible assets purchased with the proceeds therefrom and by a pledge of the capital stock of the Company's subsidiaries that hold the licenses for the Current PCS System. As of December 31, 1996, approximately $69.5 million was outstanding under the Vendor Financing Agreement. The Vendor Financing Agreement requires the Company to meet certain performance measures and to maintain certain financial ratios. Failure of the Company and its subsidiaries to meet such performance measures and/or maintain such ratios would constitute events of default under the Vendor Financing Agreement, notwithstanding the ability of the Company to meet its debt service obligations. An event of default under the agreement would allow the lender to accelerate the maturity of such indebtedness. In such event, a significant portion of the Company's other indebtedness may become due and payable. The Company was in compliance with all such ratios as of December 31, 1996.

         The Company believes that PCS equipment vendors will make additional financing available under terms similar to the terms of the existing Vendor Financing Agreement for PCS equipment purchases related to the initial buildout of the Kentucky/Tennessee BTAs. The Company intends to obtain financing for its equipment purchases for the Kentucky/Tennessee BTAs concurrent with signing an equipment purchase agreement for the Kentucky/Tennessee BTAs. However, there can be no assurance that additional vendor financing will be available to the Company, or if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Indentures or the Vendor Financing Agreement.

         In December 1996, the Company entered into an agreement with Rural Cellular to sell substantially all of the assets of Unicel for an aggregate purchase price of $77.4 million, subject to adjustment and, with respect to the Partnership Interest, subject to a right of first refusal in favor of the minority partner. The Company expects to close the Maine Disposition in the second quarter of 1997. See "Business -- The Maine Disposition."

         The Company believes that the net proceeds from the Maine Disposition and the Preferred Stock Sales, cash on hand, borrowings under the Vendor Financing Agreement and additional vendor financing, which the Company expects to be available, and the 1997 Offering will be sufficient to finance the development, construction and operating costs associated with the initial buildout of the PCS Markets and the completion of the digital upgrade of the Company's cellular system. There can be no assurance that the Company will consummate either the 1997 Offering or the Preferred Stock Sales. Although the Company is currently unable to predict with certainty the amount of expenditures that may be made subsequent to the initial buildout of the PCS System, the Company expects that it may require additional capital. Sources of additional capital may include vendor financing, cash flow from operations, public and private equity and debt financings and asset dispositions by the Company. The Company may also require additional financing in the event it decides to make additional acquisitions. The extent of additional financing required will partially depend on the success of the Company's businesses. The Company currently has no other sources of income or cash flows other than its cellular and newly launched PCS operations and the interest income earned from investing its cash and the proceeds of the 1996 Offerings. There can be no assurance that additional financing will be available to the Company, or if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Indentures, the Vendor Financing Agreement or in any future financing arrangements. The restrictions on additional indebtedness under the Indentures require the Company to satisfy specified leverage ratios in order to incur indebtedness; however, they permit the Company and its subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of inventory or equipment.

         The Company expects to incur significant operating losses and to generate significant negative cash flow from operating activities during the next several years, while it develops and constructs its PCS System and builds a PCS customer base. Cash interest will not be payable on the April 1996 Notes or the February 1996 Notes prior to 2001. Management believes that cash flow from operations may be insufficient to repay the April 1996 Notes, the February 1996 Notes or any additional financing that the Company may obtain in full at maturity and that they may need to be refinanced. There can be no assurance that any such refinancing could be effected successfully or on terms acceptable to the Company.

         During 1996, the Company used net cash of $15.3 million from operating activities, which was a decrease of $20.9 million from 1995. Included in net cash used in operating activities for 1996 was $27.6 million of net loss, $12.1 million of non-cash interest expense on the bonds, $10.1 million of depreciation and amortization and $11.7 million related to changes in assets and liabilities. During 1995, the Company generated net cash of $5.6 million from operating activities, which was an increase of $1.4 million over the prior year. Included in net cash provided from operating activities of 1995 was $3.0 million of net income, $5.1 million of depreciation and amortization and ($3.2) million related to changes in assets and liabilities. During 1994, the Company expensed $0.4 million related to the evaluation and formation of strategies to obtain PCS licenses. These costs were reimbursed by Powertel PCS Partners, L.P. ("Powertel PCS Partners") during 1995. See "Certain Relationships and Related Transactions - The Powertel Combination." Additionally, the Company incurred $3.7 million of such expenses during 1995 which were reimbursed by Powertel on a monthly basis.

         Cash used for investing activities was $489.1 million for 1996 as compared to cash used of $22.8 million for 1995. Investing activities for 1996 included capital expenditures totaling $233.6 million (primarily related to the buildout of the PCS System and support systems, including information technology systems, for the PCS business), short term investments of $75.7 million, the acquisition of the PCS license for the Atlanta MTA for $195.2 million and other license costs (primarily microwave relocation expenditures) of $15.2 million. In addition, the Company received $15.4 million in cash in 1996 related to the acquisition of Powertel PCS Partners. Cash used for investing activities was $22.8 for fiscal year 1995 as compared to $9.3 million for 1994. Investing activities for 1995 included capital expenditures totaling $7.6 million (the majority of which related to the purchase and installation of new digital switches for the Cellular Markets) and an investment in Powertel PCS Partners of $17.0 million (to fund InterCel's portion of the acquired PCS licenses and working capital). During 1995, the Company received $1.8 million in refunds of certain non-interest bearing subordinated capital certificates from the Rural Telephone Finance Cooperative related to a borrowing agreement entered into by Unicel prior to the Company's acquisition of Unicel.

         Cash provided by financing activities amounted to $689.2 million for 1996 compared to $17.3 million for 1995. Cash provided by financing activities during 1996 included $110.0 million from the Stock Offering, $151.5 million from the 1996 Preferred Stock Sales, $385.3 million of net proceeds from the Unit Offering and the Debt Offering and $69.5 million from borrowings under the Vendor Financing Agreement. Cash used by financing activities during 1996 included $28.1 million for repayment of amounts outstanding under the credit facility through Valley Finance, Inc., a direct wholly owned subsidiary of ITC Holding Company, Inc. ("ITC Holding"), with National Bank for Cooperatives. During 1995, the Company repaid $1.5 million on a note outstanding to ITC Holding and borrowed $20.8 million under the credit facility. Cash provided by financing activities was $5.2 million for fiscal year 1994.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which becomes effective for fiscal years beginning after December 15, 1995. FAS 121 established standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company adopted FAS 121 in 1996. The adoption of FAS 121 did not have a material impact on the Company's financial statements.

         In October 1995, the FASB issued Statements of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," which became effective for fiscal years beginning after December 15, 1995. FAS 123 established new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation cost for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company adopted FAS 123 on January 1, 1996 and elected to continue to measure compensation cost for stock-based compensation under APB Opinion No. 25. Accordingly, the adoption of FAS 123 did not impact the 1996 statement of operations. See Note 6 to the consolidated financial statements included elsewhere in this Report for a pro forma disclosure as if the provisions of FAS 123 had been applied.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements of the Company, including the Company's consolidated balance sheet, as of December 31, 1996 and 1995, consolidated statements of income for the years ended December 31, 1996, 1995 and 1994, consolidated statements of cash flows for the years ended December 31, 1996, 1995 and 1994 and consolidated statements of changes in stockholders' equity for the years ended December 31, 1996, 1995 and 1994, together with the report thereto of Arthur Andersen L.L.P. dated February 3, 1997 (except with respect to the matters discussed in Note 14, as to which the date is March 13, 1997), and the schedule containing certain supporting information are attached hereto as pages F-1 through F-22.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

         The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the two fiscal years ended December 31, 1996.

                                   PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The directors and executive officers of the Company are set forth below. The Company's Board of Directors consists of ten directors divided into three classes of directors, serving staggered three-year terms. Directors and executive officers of the Company are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Directors of the Company are elected at the annual meeting of stockholders. Officers of the Company are appointed at the Board's first meeting after each annual meeting of stockholders. The ages of the persons set forth below are as of March 1, 1997.

                                                                                                    TERM AS
                                                                                                    DIRECTOR
NAME                                   AGE                 POSITION(S) WITH COMPANY                 EXPIRES
----                                   ---                 ------------------------                 -------

Campbell B. Lanier, III . . . . .      46     Chairman of the Board of Directors                      1998
Allen E. Smith  . . . . . . . . .      47     President, Chief Executive Officer and Director         1998
Fred G. Astor, Jr.  . . . . . . .      45     Executive Vice President and Chief Financial             --
                                              Officer
Edward C. Horner. . . . . . . . .      45     Executive Vice President and Chief Operating             --
                                              Officer
George R. Johnson . . . . . . . .      55     Executive Vice President -- PCS                          --
Walter R. Pettiss . . . . . . . .      63     Executive Vice President -- PCS                          --
Nicholas J. Jebbia  . . . . . . .      49     Executive Vice President -- PCS                          --
Rodney D. Dir . . . . . . . . . .      39     Executive Vice President -- PCS                          --
Maurice P. O'Connor . . . . . . .      46     Vice President and Director                             1999
Donald W. Burton  . . . . . . . .      51     Director                                                1999
Bert G. Clifford  . . . . . . . .      77     Director                                                1999
O. Gene Gabbard . . . . . . . . .      56     Director                                                1997
Lawrence M. Gressette, Jr.  . . .      65     Director                                                1998
William H. Scott, III . . . . . .      49     Director and Secretary                                  1997
William B. Timmerman  . . . . . .      50     Director                                                1997
Donald W. Weber . . . . . . . . .      60     Director                                                1997


         Certain of the officers and directors listed above hold or have held positions in several corporations related to the Company, including ITC Holding, SCANA and various subsidiaries of ITC Holding. In addition, certain officers and directors also have ownership interests in ITC Holding and SCANA. The Company has adopted a policy requiring that any material transactions between the Company and persons or entities affiliated with officers, directors or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in arm's length transactions with independent third parties. Any other matters involving potential conflicts of interests are to be resolved on a case-by-case basis. See "Certain Relationships and Related Transactions."

         CAMPBELL B. LANIER, III has served as Chairman of the Board of Directors of the Company since its inception in April 1991 and was Chief Executive Officer of the Company from its inception until September 1993. Mr. Lanier serves as Chairman of the Board and Chief Executive Officer of ITC Holding and has served as a director of ITC Holding since its inception in 1985 through a predecessor company. In addition, Mr. Lanier served as a director and President of Interstate Cellular, Inc. since its inception in 1989 until its dissolution in June 1995, and he also is an officer and director of several ITC Holding subsidiaries. Since 1995, he has been a director of K&G Mens Centers, Inc., an operator of retail mens clothing stores. Since 1994, he has been a director of MindSpring Enterprises, Inc. ("MindSpring"), an Internet access provider. Since 1990, he has been a director of National Vision Associates, Ltd., a full service optical retailer, and Vice Chairman of the Board of AvData Systems, Inc. ("AvData"), a company providing satellite data transmission services. He served as Chairman of the Board of AvData from 1988 to 1990. From 1984 to 1989, Mr. Lanier served as Chairman of the Board of Async Corporation ("Async"), a company providing voice message services. Mr. Lanier also served as Vice President -- Industry Relations of Telecom*USA,
Inc. ("Telecom") from 1984 to 1988 and as Senior Vice President Industry Relations from January 1989 until Telecom's merger with MCI Communications Corporation ("MCI") in August 1990. From 1984 to 1985, he served as Chief

Executive Officer of SouthernNet, Inc. ("SouthernNet"), a long distance telecommunications company which was the predecessor to Telecom, and from 1985 to 1986 he was Vice Chairman of the Board of SouthernNet. Mr. Lanier has also been a special limited partner in the South Atlantic Venture Fund II, Limited Partnership and South Atlantic Venture Fund III, Limited Partnership since 1988.

         ALLEN E. SMITH has been Chief Executive Officer of the Company since September 1993, has been the President and a Director of the Company since January 1991, and was Chief Operating Officer of the Company from January 1991 to September 1993, when he became Chief Executive Officer. Mr. Smith has been a Vice President of ITC Holding since January 1991. From 1988 to 1990, Mr. Smith held several executive positions with Telecom, including Senior Vice President -- Customer Services, Senior Vice President -- Administration and Senior Vice President -- Human Resources and Administration. During 1988, Mr. Smith was Vice President -- Telemarketing and Training at SouthernNet. From 1987 to 1988, Mr. Smith was the Vice President of Marketing of Southland Communications Corporation ("Southland"), a telecommunications company. During 1986, Mr. Smith was the Executive Vice President and General Manager of Southland Cellular, Inc., a subsidiary of Southland, where he managed the Pensacola, Florida MSA, as well as voice and digital paging services.

         FRED G. ASTOR, JR. has been Chief Financial Officer of the Company since May 1991, served as Treasurer of the Company from May 1991 until May 1995, and was Vice President of the Company from May 1991 until May 1995, when he was named Executive Vice President. Mr. Astor worked for Contel Corporation ("Contel"), a telecommunications company which merged with GTE Corporation in March 1991, from 1976 to 1989 in various financial capacities. From 1983 to 1987, he served as the Assistant Corporate Controller in charge of financial reporting, and from 1987 until late 1989, he served as Vice President -- Finance for Contel Credit Corporation, a finance subsidiary which was acquired by General Electric Capital Corporation. In January 1990, he joined Telecom as its Vice President -- Finance/Southern Division, and he served in that capacity until Telecom's merger with MCI was consummated. In November 1990, Mr. Astor accepted a position with ProAir Services, L.P. as Vice President -- Finance.
He served as that company's Chief Financial Officer until accepting his current position with the Company.

         EDWARD C. HORNER joined the Company as Executive Vice President and Chief Operating Officer in May 1996. Prior to joining InterCel, he served as Assistant Vice President Marketing and Distribution for GTE Mobilnet Incorporated ("GTE Mobilnet"). He became a director of GTE Telephone Operations in 1991. He was previously with Contel in a number of positions, culminating as Assistant Vice President Network Marketing at the time Contel merged with GTE Corporation.

         GEORGE R. JOHNSON joined the Company as a Vice President -- PCS in May 1995 and was named Executive Vice President and General Manager for the Birmingham, Alabama MTA in August 1995. From 1990 to 1995, he served as a Product Manager for BellSouth Telecommunications, Inc. From 1989 to 1990, he was National Sales Manager for BellSouth Products, Inc., a consumer telephone products company.

         WALTER R. PETTISS joined the Company as a Vice President -- PCS in April 1995 and was named Executive Vice President and General Manager for the Jacksonville, Florida MTA in August 1995. From 1992 to 1994, Mr. Pettiss served as Chief Operating Officer of WJB-TV, L.P., a provider of wireless cable television service, and its successor corporation, Wireless Broadcasting System of America, Inc. Since 1991, he has served as a director of Electronic Power Technology, Inc. ("EPT"). In 1995, he became Chairman of the Board of Directors of EPT. In December 1995, EPT filed for protection of its assets under Chapter 7 of the U.S. Bankruptcy Code. From 1990 to 1992, he served as Chief Operating Officer of WJB-Video, L.P., a Blockbuster Video franchisee. From 1987 through 1989, he was a Senior Vice President of SouthernNet.

         NICHOLAS J. JEBBIA joined the Company in January 1996 as Executive Vice President and General Manager for the Memphis, Tennessee/Jackson, Mississippi MTA. From 1990 to 1995, Mr. Jebbia served as Vice President and General Manager of New Ventures for National Data Corporation. From 1983 to 1990, he was Vice President of Service with United Telecommunications. Prior to 1983, he served in various management positions with Ohio Bell Telephone.

         RODNEY D. DIR joined the Company in August 1996 as Executive Vice President and General Manager for the Atlanta MTA. From 1995 to 1996, Mr. Dir served as Area General Manager for GTE Mobilnet in California. He joined GTE Telephone Operations in 1984 serving in various finance, accounting and regulatory positions. In 1989, he joined GTE Mobilnet's cellular division. Before joining

GTE Telephone Operations, Mr. Dir worked with Kiesling and Associates, a certified public accounting firm, providing accounting and management services to telecommunications clients.

         MAURICE P. O'CONNOR was appointed a Director and Vice President of the Company, with general responsibility for the Unicel operations, on March 28, 1994, concurrent with the Company's acquisition of Unicel. He also serves as a director of Unitel, Inc., a LEC in the State of Maine. Mr. O'Connor served as General Manager of Unicel from 1991 until the Unicel acquisition and had been employed by Unicel in other management capacities since 1989. From 1984 until joining Unicel in 1989, Mr. O'Connor was President and General Manager of New England Landscape & Irrigation Company in Palmer, Massachusetts. From 1977 to 1984, he was the President of Cypress Landscaping & Construction in Houston, Texas. Mr. O'Connor is the son-in-law of Bert and Coral Clifford. Mr. O'Connor will continue to serve as a Director of the Company after the Maine Disposition.

         DONALD W. BURTON was appointed a Director of the Company in 1995. He has served as the Managing General Partner of the South Atlantic Venture Funds since 1983. He has served as the General Partner of The Burton Partnership, Limited Partnership since 1979. Mr. Burton serves as a Director of MTL Inc., a bulk transportation service company, the Heritage Group of Mutual Funds and several private companies.

         BERT G. CLIFFORD was appointed Vice Chairman of the Board of Directors of the Company on March 28, 1994 concurrent with the Company's acquisition of Unicel. Mr. Clifford has been the Chairman of the Board and President of Unity Telephone Company since 1963. In connection with the acquisition of Unicel, Mr. Clifford retired from his positions as the Chairman of the Board of Directors, President and Chief Executive Officer of Unicel, which positions he had held since Unicel's inception in 1987. Mr. Clifford is the father-in-law of Maurice P. O'Connor.

         O. GENE GABBARD has been a Director of the Company since February 1992. He has worked independently as an entrepreneur and consultant since February 1993. Mr. Gabbard currently serves as a director of ITC Holding, MindSpring, Masada Security, Inc., a security monitoring services company, and two telecommunications technology companies, Dynatech Corporation and Adtran, Inc. From August 1990 through January 1993, he served as Executive Vice President and Chief Financial Officer of MCI. He served in various senior executive capacities, including Chairman of the Board, President and Chief Executive Officer of Telecom from December 1988 until Telecom's merger with MCI in August 1990. From July 1984 to December 1988, he was Chairman and/or President of SouthernNet.

         LAWRENCE M. GRESSETTE, JR. was appointed a Director of the Company in 1995. Since 1990, he has served as Chairman, President and Chief Executive Officer of SCANA, a diversified utility company, from which positions he has recently announced his retirement. Beginning April 1997, Mr. Gressette will serve as a director and as Chairman of the Executive Committee of the Board of Directors of SCANA. He also is a director of Wachovia Corporation, a bank holding company, The Liberty Corporation, a holding company of Liberty Life Insurance Co. and Cosmos Broadcasting Corp.

         WILLIAM H. SCOTT, III served as Vice Chairman of the Board of Directors of the Company from its inception in April 1991 until February 7, 1996 and was reappointed as a Director on March 21, 1996. Mr. Scott has served as President of ITC Holding since December 1991 and has been a director of ITC Holding since May 1989. He served as a director and Executive Vice President of Interstate Cellular from May 1989 until its dissolution in June 1995, and he also is an officer and director of several other ITC Holding subsidiaries. Mr. Scott has served on the AvData Board of Directors since 1988 and on the MindSpring Board of Directors since 1994. From 1985 to 1989, Mr. Scott was an officer and director of Async. Between 1984 and 1988, Mr. Scott held several offices with SouthernNet, including Chief Operating Officer, Chief Financial Officer and Vice President -- Administration. He was a director of that company from 1984 to 1987.

         WILLIAM B. TIMMERMAN was appointed a Director of the Company in 1995. Since 1978, he has served in a variety of management positions at SCANA, including President, Senior Vice President, Executive Vice President and Chief Financial Officer. Subsequent to the retirement of Lawrence M. Gressette, Jr., Mr. Timmerman will serve as Chairman, Chief Executive Officer and President of SCANA and as Chairman and Chief Executive Officer of each of SCANA's subsidiaries.

         DONALD W. WEBER has been a Director of the Company since December 1991. Mr. Weber also is a director of ITC Holding, InterServ Services Corporation, InterCall, Inc. and DPS Depot Inc. and Chairman of the Board and Chief Executive Officer of ViewStar Entertainment Services, Inc., a company
providing DBS satellite systems hardware and programming.   He is also a
director of Healthdyne Information Enterprise and Pegasus Communications Corporation, both of which are public companies. From 1981 until his retirement in October 1991, Mr. Weber held various executive positions, including President and Chief Executive Officer, at Contel. Mr. Weber was a director of Contel from 1985 until 1991 and was a director of Contel Cellular, Inc., a cellular telephone company, from 1981 until 1991.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC") and the Nasdaq National Market. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that, during fiscal 1996, its executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that reports covering transactions on Form 3 were filed late by Rodney D. Dir, Edward C. Horner and Nicholas J. Jebbia and reports covering transactions on Form 4 were filed late by Fred G. Astor, Jr., Edward C. Horner, Nicholas J. Jebbia and Walter R. Pettiss. All such transactions have been reported by each of the foregoing.


ITEM 11.         EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the cash and non-cash compensation during the fiscal years 1996, 1995 and 1994 earned by or awarded to the Chief Executive Officer and to the other most highly compensated executive officers of the Company whose combined salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1996 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                          LONG TERM COMPENSATION
                                                                                  AWARDS
                                                                        -------------------------

                                                 ANNUAL COMPENSATION    RESTRICTED SECURITIES
                                                 -------------------      STOCK      UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITIONS            Year     Salary       Bonus       AWARDS      OPTIONS      COMPENSATION
----------------------------            ----    -------      --------  -----------  ------------   ------------
Allen E. Smith  . . . . . . . .         1996    $188,519      $92,790    $     --      35,310       $    82,505(a)
  President and Chief Executive         1995     132,714       93,759     211,725(b)   41,174             5,424(c)
  Officer                               1994      97,423       96,974          --      20,750

Fred G. Astor . . . . . . . . .         1996     132,080       57,889          --      15,916            81,865(d)
  Executive Vice President and          1995     104,269       57,430     211,725(b)   34,030                --
  Chief Financial Officer               1994      85,715       57,811                  12,550                --

Walter R. Pettiss . . . . . . .         1996     132,080       57,889          --      13,986            14,738(e)
  Executive Vice President--PCS         1995      76,675 (f)   45,336          --      20,000             1,186(c)

Nicholas J. Jebbia  . . . . . .         1996     128,148       56,557          --          --            22,016(g)
  Executive Vice President--PCS         1995         --  (h)       --          --      20,000                --

George R. Johnson . . . . . . .         1996     125,449       56,015          --      11,976            12,893(i)
  Executive Vice President--PCS         1995      62,118 (j)                   --      20,000             1,062(c)

_________________________

(a) Represents: (i) tax gross-ups for 1995 restricted stock awards; (ii) auto allowance; (iii) country club dues; (iv) imputed income for life insurance benefits; and (v) matching contributions made by the Company to the InterCel 401(k) Plan.
(b) On April 24, 1995, the Compensation/Stock Option Committee (as defined herein) awarded Messrs. Smith and Astor 15,000 shares each of restricted Common Stock, respectively, in accordance with the provisions of the 1995 Employee Restricted Stock Plan. The market value of the Company's Common Stock on the date of award was $14.125 per share.
(c) Represents matching contributions made by the Company to the InterCel 401(k) Plan (as defined herein) on behalf of each of the Named Executive Officers.

        (d) Represents: (i) tax gross-ups for 1995 restricted stock awards; (ii) auto allowance; (iii) imputed income for life insurance benefits; and (iv) matching contributions made by the Company to the InterCel 401(k) Plan.
        (e) Represents: (i) auto allowance; (ii) imputed income for life insurance benefits; and (iii) matching contributions made by the Company to the InterCel 401(k) Plan.
        (f) Mr. Pettiss joined the Company in April 1995 and became an executive officer in August 1995.
        (g)     Represents:  (i) moving expenses; (ii) auto allowance;
                (iii) imputed income for life insurance benefits; and (iv) matching contributions made by the Company to the InterCel 401(k) Plan.
        (h) Mr. Jebbia joined the Company in January 1996 as an executive officer; however, his employment options were granted in December 1995.
        (i) Represents: (i) auto allowance; (ii) imputed income for life insurance benefits; and (iii) matching contributions made by the Company to the InterCel 401(k) Plan.
        (j) Mr. Johnson joined the Company in May 1995 and became an executive officer in August 1995.


OPTION GRANTS

         The following table sets forth information with respect to grants of stock options to each of the Named Executive Officers during the year ended December 31, 1996.

                           OPTION GRANTS DURING 1996

                                                       INDIVIDUAL GRANTS(A)
                                  -------------------------------------------------------------
                                                                                                    POTENTIAL REALIZED
                                                                                                          VALUE
                                                PERCENT                                              AT ASSUMED ANNUAL
                                 NUMBER OF       TOTAL                                                    RATES
 SECURITIES     OPTIONS                                                 OF STOCK
                                 UNDERLYING   GRANTED TO                                            PRICE APPRECIATION
                                  OPTIONS    EMPLOYEES IN  EXERCISE                  EXPIRATION     FOR OPTION TERM(B)
NAME                              GRANTED    FISCAL YEAR    PRICE    GRANT DATE        DATE           5%      10%
----                            ----------   -----------  --------  -------------  ------------  ---------------------

  Allen Smith . . . . . . . . .   35,310             4.5%  $ 16.50     2/16/96        2/16/06    $ 366,403  $928,538
  Fred G. Astor . . . . . . . .   15,916             2.0     16.50     2/16/96        2/16/06      165,517   418,539
  Walter R. Pettiss . . . . . .   13,986             1.8     16.50     2/16/96        2/16/06      145,129   367,786
  Nicholas J. Jebbia  . . . . .       --              --        --          --             --           --        --
  George R. Johnson . . . . . .   11,976             1.5     16.50     2/16/96        2/16/06      124,272   314,930
-------------------------

(a) All option grants were made at 100% of the fair market value of the Common Stock on the date of grant. Options will become exercisable as follows: (i) 50% of the options will become exercisable on the second anniversary of the date of grant; (ii) an additional 25% of the options will become exercisable on the third anniversary of the date of grant; and (iii) the remaining 25% of the options will become exercisable on the fourth anniversary of the date of grant.
(b)      Based on exercise price.


OPTION EXERCISES AND HOLDINGS

         During the year ended December 31, 1996, no stock options were exercised by the Named Executive Officers. The following table sets forth information with respect to each of the Named Executive Officers concerning the value of all unexercised options held by such individuals at December 31, 1996.

                         FISCAL YEAR-END OPTION VALUES

                                                             NUMBER OF SECURITIES
                                                                  UNDERLYING           VALUE OF UNEXERCISED
                                                                 UNEXERCISED           IN-THE-MONEY OPTIONS
                                                              OPTIONS AT FISCAL                 AT
                                                                   YEAR-END               FISCAL YEAR-END
NAME                                                       EXERCISABLE/UNEXERCISAB   EXERCISABLE/UNEXERCISABL
                                                           ------------------------  -------------------------
Allen E. Smith  . . . . . . . . . . . . . . . . . . . .           167,234                    $ 631,481
Fred G. Astor, Jr.  . . . . . . . . . . . . . . . . . .           113,496                      453,723
Walter R. Pettiss . . . . . . . . . . . . . . . . . . .            33,986                           --
Nicholas J. Jebbia  . . . . . . . . . . . . . . . . .              20,000                           --
George R. Johnson . . . . . . . . . . . . . . . . . . .            31,976                           --
-------------------------

(a) Represents the difference between the exercise price per share and the market value of the Common Stock at December 31, 1996.


BENEFIT PLANS

         Restricted Stock Plan. Under the Company's 1995 Employee Restricted Stock Plan adopted by the Board of Directors on April 24, 1995 and approved by stockholders on December 20, 1995 (the "Restricted Stock Plan"), 200,000 shares of authorized but unissued Common Stock (approximately 0.7% of the outstanding shares of Common Stock at December 31, 1996) are reserved for issuance, 35,000 shares of which were issued and outstanding as of December 31, 1996. The Restricted Stock Plan is administered by the Compensation/Stock Option Committee of the Board of Directors (the "Compensation/Stock Option Committee"). The purpose of the Restricted Stock Plan is to further the growth and success of the Company by enabling selected employees of the Company to acquire shares of Common Stock of the Company, thereby increasing their personal interest in such growth and success and to provide a means of rewarding outstanding performance by such persons. Recipients of restricted stock awards generally have the rights and privileges of a stockholder of the Company, including the right to vote and receive dividends, except that the recipient may not sell, transfer or otherwise dispose of shares covered by the award until a specified time period, set by the Compensation/Stock Option Committee, has lapsed. Restricted stock awards vest in three equal installments on the first, second and third anniversaries of the date of grant. On April 24, 1995, the Compensation/Stock Option Committee awarded each of Messrs. Smith and Astor 15,000 shares of restricted Common Stock.

         Employee Stock Option Plan. Under the Company's 1991 Employee Stock Option Plan (the "Employee Plan"), 2,000,000 shares of Common Stock have been authorized for issuance upon exercise of options. On January 29, 1997, the Board of Directors approved the authorization of an additional 1,000,000 shares of Common Stock for issuance upon exercise of options, subject to stockholder approval. All employees of the Company and its subsidiaries are eligible to receive options under the Employee Plan. The Employee Plan is administered by the Compensation/Stock Option Committee. The purpose of the Employee Plan is to further the growth and success of the Company by enabling selected employees of the Company to acquire shares of Common Stock of the Company, thereby increasing their personal interest in such growth and success and to provide a means of rewarding outstanding performance by such persons. Options granted under the Employee Plan are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Options generally become exercisable as to 50% two years after the date of grant, as to an additional 25% three years after the date of grant, and as to the remaining 25% four years after the date of grant. As of December 31, 1996, 1,492,953 options granted pursuant to the Employee Plan were outstanding.

         401(k) Plan. On February 1, 1995, the Company established a savings plan (the "InterCel 401(k) Plan") qualified under Section 401(k) of the Code for the benefit of all full-time employees. A participant in the InterCel 401(k) Plan may contribute up to 10% of his or her compensation on a pre-tax basis under the InterCel 401(k) Plan. Also, under the InterCel 401(k) Plan, the Company makes matching contributions for each participant equal to one-half of the first 2% of annual compensation contributed by each participant. In addition, the Company may make in its discretion, certain additional contributions that generally will be allocated to participants in proportion to compensation. The Company made $395,989 in contributions to the InterCel 401(k) Plan during 1996.

         Contributions made by, or on behalf of, a participant, and interest, earnings, gains or losses on such amounts, are credited to accounts maintained for the participant under the InterCel 401(k) Plan. A participant under the InterCel 401(k) Plan is fully vested in his or her pre-tax, matching and rollover contributions accounts. Vesting in a participant's discretionary profit sharing contribution account is based upon his or her years of service with the Company. A participant is initially 20% vested after the completion of one year of service with the Company. The participant's vested percentage increases by 20% for each subsequent year of service with the Company, so that the participant is 100% vested after the completion of five years of service. In addition, a participant becomes fully vested in his or her accounts upon retirement due to permanent disability, attainment of age 65 or death.
Finally, the InterCel 401(k) Plan provides that the Board of Directors may at any time declare the InterCel 401(k) Plan partially or completely terminated, in which event, the accounts of each participant with respect to whom the InterCel 401(k) Plan is terminated will become fully vested. In the event of a termination, partial termination or a complete discontinuance of contributions, the accounts of each affected participant will become fully vested.

         Pension Plans. Prior to February 1, 1995, the Company, as a subsidiary of ITC Holding, included its employees as participants in the ITC Holding Company Pension Plan (the "ITC Plan"). The ITC Plan provided all eligible employees of ITC Holding and its majority-owned subsidiaries with retirement, disability and survivor benefits. Benefits that employees had accrued under the terms of the ITC Plan were frozen as of February 1, 1995. In addition, following consummation of the Company's acquisition of Unicel on January 31, 1994, benefits that employees of Unicel had accrued under the terms of the plan sponsored by Unity Telephone (the "Unity Plan") were frozen as of April 29, 1994. Messrs. Smith and Astor each had three years of credited service under the ITC Plan and no credited service under the Unity Plan as of the respective dates benefits under such plans were frozen. Effective June 1, 1996 the two plans were combined when the ITC Plan transferred the assets and liabilities attributable to the retirement benefits of InterCel employees under such Plan to the Unity Cellular Systems, Inc. Pension Plan. To reflect the fact that both groups of employees are included in one pension plan, the Unity Cellular Systems, Inc. Plan was renamed the InterCel, Inc. Pension Plan (the "InterCel Plan") effective June 1, 1996. The Company has initiated the process of terminating the InterCel Plan, notified employees of its intent to terminate the InterCel Plan and submitted the necessary filing documents to the IRS and the Pension Benefit Guaranty Corporation. The annual benefits payable from the InterCel Plan upon retirement at normal retirement age for Messrs. Smith and Astor are $10,583 and $8,314, respectively.

COMPENSATION OF THE COMPANY'S DIRECTORS

         Director Fees and Related Matters. Prior to January 17, 1994, directors of the Company (other than those who were considered employees of the Company and received salaries for their services as such) did not receive cash compensation for their services on the Board of Directors. Pursuant to a policy instituted by the Company on January 17, 1994, the Company now compensates nonemployee directors $750 for each Board meeting attended in person, $200 for each Board meeting attended by telephone conference and $200 for each Board committee meeting attended (whether in person or by telephone conference). In addition, the Company reimburses nonemployee directors for out-of-pocket travel expenditures relating to their service on the Board. The Company provides to each of its directors (and to all of its employees) a free telephone and a monthly airtime allowance; the users are responsible for payment of all additional airtime charges and long distance and roaming charges they incur.

         For the year ended December 31, 1996, Messrs. Clifford, Lanier and Scott received additional compensation in consideration of their performance of certain advisory and administrative services for the Company in the amount of approximately $30,000, $40,000 and $30,000, respectively. Additionally, Messrs. Lanier and Scott participate in the InterCel 401(k) Plan under which they received profit sharing and matching contributions totaling approximately $1,600 and $1,200, respectively, in 1996. Such individuals will be paid similar compensation for the year ending December 31, 1997 in consideration of their performance of such services for the Company.

         Nonemployee Stock Option Plan. Under the Company's Nonemployee Stock Option Plan (the "Nonemployee Plan"), 400,000 shares of Common Stock are authorized for issuance upon exercise of options. All nonemployee directors of the Company, and all employees of affiliates of the Company, are eligible to receive options under the Nonemployee Plan. Options were granted to each nonemployee director upon his or her election or appointment as a director, and are exercisable at the fair market value of the Common Stock (as determined by the Board) on the date of grant. On January 17, 1994, the Company granted additional options to purchase 10,000 shares of Common Stock to each of Messrs. Gabbard and Weber.

         On March 28, 1994, the Nonemployee Plan was amended to provide that options to purchase 10,000 shares of Common Stock (at an exercise price equal to the fair market value of the Common Stock on the date of grant) would be granted pursuant thereto to nonemployee directors upon their initial election or appointment to the Board. The Nonemployee Plan, as so amended, does not provide for discretionary option grants. Options generally become exercisable as to 50% two years after the date of grant, as to an additional 25% three years after the date of grant, and as to the remaining 25% four years after the date of grant.

         On February 16, 1996, the Company granted options to purchase 10,000 shares of Common Stock to each of Messrs. Burton, Gressette and Timmerman. Messrs. Gressette and Timmerman declined such options, and the Company subsequently reissued options to purchase 20,000 shares of Common Stock to SCANA on behalf of Messrs. Gressette and Timmerman's service on the Company's Board of Directors. As of December 31, 1995, 193,200 options granted pursuant to the Nonemployee Plan were outstanding.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In February 1996, the Company combined its Compensation Committee and Stock Option Committee. During 1996, O. Gene Gabbard, Lawrence M. Gressette, Jr. and Donald Weber constituted the Compensation/Stock Option Committee. Messrs. Gabbard and Weber are directors of ITC Holding, which as of February 28, 1997 held approximately 27% of the outstanding Common Stock of the Company. See "Certain Relationships and Related Transactions -- ITC Holding." Mr. Gressette is a director and executive officer of SCANA, which as of February 28, 1997 held approximately 17% of the outstanding Common Stock of the Company. See "Certain Relationships and Related Transactions -- Other Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information, as of February 28, 1997 concerning beneficial ownership of Common Stock by: (i) each person or entity known by the Company to beneficially own more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. The information in the table is based on information from the named persons regarding ownership of Common Stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                                                                 AMOUNT AND        PERCENT OF
                                                                                  NATURE OF          COMMON
                                                                                 BENEFICIAL          STOCK
NAME AND ADDRESS(A) OF BENEFICIAL OWNER                                         OWNERSHIP(B)      OUTSTANDING
---------------------------------------                                        --------------    ------------

ITC Holding Company, Inc.(c)  . . . . . . . . . . . . . . . . . . . . . . .        7,337,711          27.3%
SCANA Communications, Inc.(d) . . . . . . . . . . . . . . . . . . . . . . .        4,494,892          16.7
W.R. Huff(e)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,015,450           7.5
The Huff Alternative Income Fund, L.P.(f) . . . . . . . . . . . . . . . . .        2,009,200           7.5
Fred G. Astor, Jr.(g) . . . . . . . . . . . . . . . . . . . . . . . . . . .           99,227             *
Donald W. Burton(h) . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,583,727           5.9
Bert G. Clifford(g)(i)  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,189,361           4.4
O. Gene Gabbard(g)(j) . . . . . . . . . . . . . . . . . . . . . . . . . . .          193,691             *
Lawrence M. Gressette, Jr.  . . . . . . . . . . . . . . . . . . . . . . . .               --            --
Nicholas J. Jebbia  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,500             *
George R. Johnson . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --            --
Campbell B. Lanier, III(g)(j)(k)  . . . . . . . . . . . . . . . . . . . . .          233,991             *
Maurice P. O'Connor(g)(l) . . . . . . . . . . . . . . . . . . . . . . . . .           31,529             *
Walter R. Pettiss(m)  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,128             *
William H. Scott, III(g)(n) . . . . . . . . . . . . . . . . . . . . . . . .           59,800             *
Allen E. Smith(g) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132,749             *
William B. Timmerman  . . . . . . . . . . . . . . . . . . . . . . . . . . .               --            --
Donald W. Weber(g)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           19,500             *
All executive officers and directors as a group (12 persons)(g)-(n) . . . .        3,371,242          12.5%
--------------------

 *   Less than one percent.
(a) The addresses of the beneficial owners of more than 5% of the Common Stock are as follows: ITC Holding -- 1239 O.G. Skinner Drive, West Point, Georgia 31833; SCANA Communications, Inc. (a wholly owned subsidiary of SCANA) -- 440 Knox Abbott Drive, Suite 240, Cayce, South Carolina 29033; Mr. Huff and The Huff Alternative Income Fund, L.P. -- 67 Park Place, Morristown, New Jersey 07960; and Mr. Burton -- 614 West Bay Street, Suite 200, Tampa, Florida 33606.
(b) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from February 28, 1997. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.
(c) ITC Holding has pledged all of its stock in the Company to certain lenders in connection with a credit facility.
(d) Does not include: (i) 4,545,450 shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock; and (ii) 1,764,706 shares of Common Stock issuable upon conversion of the Series D Convertible Preferred Stock.
(e) Includes 2,009,200 shares held by The Huff Alternative Income Fund, L.P. and 6,250 shares held by Mr. Huff in his personal account. Mr. Huff is president of Paladin Court Co., Inc., the general manager of WRH Partners, LLC, which is the general partner of The Huff Alternative Income Fund, L.P. Mr. Huff disclaims beneficial ownership of the shares held by the Fund, L.P.
(f) Does not include 1,764,706 shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock.
(g) Includes the following shares that the named individuals have the right to purchase within 60 days from February 28, 1997 pursuant to options:

                Fred G. Astor, Jr.  . . . . . . . . . . . . . . . . . . . .          77,427
                Bert G. Clifford  . . . . . . . . . . . . . . . . . . . . .           8,325
                O. Gene Gabbard . . . . . . . . . . . . . . . . . . . . . .          17,500
                Campbell B. Lanier, III . . . . . . . . . . . . . . . . . .           7,500
                Maurice P. O'Connor . . . . . . . . . . . . . . . . . . . .          25,554
                William H. Scott, III . . . . . . . . . . . . . . . . . . .          37,500
                Allen E. Smith  . . . . . . . . . . . . . . . . . . . . . .         106,149
                Donald W. Weber . . . . . . . . . . . . . . . . . . . . . .          17,500
                                                                              -------------
                   Total  . . . . . . . . . . . . . . . . . . . . . . . . .         297,455
                                                                              =============

(h) Includes 464,417 shares held of record by The Burton Partnership, Limited Partnership, of which Mr. Burton is the sole general partner; 654,893 shares held of record by South Atlantic Venture Fund II, Limited Partnership, of which South Atlantic Venture Partners II, Limited Partnership is the sole general partner, of which Mr. Burton is the managing general partner; and 464,417 shares held of record by South Atlantic Venture Fund III, Limited Partnership, of which South Atlantic Venture Partners III, Limited Partnership is the sole general partner, of which Mr. Burton is the managing general partner.
(i) Includes 116,012 shares held in escrow by the First National Bank of West Point in connection with the Company's acquisition of Unicel. Also includes 542,176 shares (108,288 shares of which are currently held in escrow) held of record by Coral B. Clifford, Mr. Clifford's wife.
(j) Includes 176,191 shares held of record by The Charitable Remainder Education Trust III, of which Messrs. Gabbard and Lanier are trustees. Messrs. Gabbard and Lanier disclaim beneficial ownership of these shares.
(k) Includes 2,200 shares held of record by Jane Lanier, Mr. Lanier's wife, and 500 shares held by Mr. Lanier as custodian for his son. Mr. Lanier disclaims beneficial ownership of such shares.
(l) Includes 151 shares held in escrow by the First National Bank of West Point in connection with the Company's acquisition of Unicel, 105 shares held by Mr. O'Connor as trustee for his son and 100 shares held by Mr. O'Connor's wife as trustee for his daughter.
(m) Includes warrants to purchase 128 shares which are exercisable immediately.
(n) Includes 500 shares held of record by Martha Scott, Mr. Scott's wife, individually, 3,600 shares held by Martha Scott as trustee, and 100 shares held of record by Mr. Scott's minor daughter. Mr. Scott disclaims beneficial ownership of such shares.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has adopted a policy requiring that any material transactions between the Company and persons or entities affiliated with officers, directors or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in arm's length transactions with independent third parties. The following is a summary of certain transactions and relationships among the Company and its associated entities, and among the directors, executive officers and stockholders of the Company and its associated entities.

ITC HOLDING

         As of February 28, 1997, ITC Holding owned approximately 27% of the outstanding Common Stock of the Company. ITC Holding, through certain of its subsidiaries, from time to time provides the Company with various services, consisting principally of administrative and staff services, technical services and access services (switch technicians and maintenance) and facilities for the Company's cellular switching office in Lanett, Alabama. The amounts paid by the Company to ITC Holding during the fiscal years ended December 31, 1994, 1995 and 1996 for such services were $553,873, $568,252 and $841,230, respectively. The Company will periodically have outstanding affiliated receivables and payables related to timing of payments for such administrative services.

         The Company has previously participated in a $5.0 million credit facility through Valley Finance, Inc., an indirect wholly-owned subsidiary of ITC Holding ("Valley Finance"). Repayment of this prior credit facility was guaranteed by ITC Holding, and ITC Holding agreed with the Company that, among other things, ITC Holding would obtain or provide alternative financing for the Company substantially equivalent to the credit facility in the event that actions taken by ITC Holding or any of its affiliates (other than the Company) were to result in termination of the credit facility. In connection with the Company's acquisition of Unicel, Valley Finance entered into a credit facility with National Bank for Cooperatives. All amounts drawn under such credit facility by Valley Finance were loaned by Valley Finance to InterCel and were repaid in full with a portion of the proceeds from the Stock Offering and the Unit Offering.

         On January 1, 1995, the Company, ITC Holding, InterServ Services Corporation, a subsidiary of ITC Holding, and other parties entered into a Georgia general partnership, pursuant to which the partners own and operate a multi-engine plane. The Company owns a 0.175% interest in this partnership. The Company paid $76,055 to this partnership during the fiscal year ended December 31, 1996.

         On March 10, 1994, the Company entered into a lending arrangement with ITC Holding pursuant to which the Company borrowed $9.4 million from ITC
Holding to repay previously outstanding borrowings under the credit facility with National Bank for Cooperatives. The loan from ITC Holding, which was unsecured and prepayable (without penalty) at any time, bore interest at the same rates that the Company would have been paying had the amounts remained outstanding under such credit facility. Amounts due under the loan were payable at various times through March 1997, but all amounts may be made immediately due and payable on demand (with advance written notice) by ITC Holding. The Company repaid the loan from ITC Holding with a portion of the net proceeds of the Stock Offering and the Unit Offering. ITC Holding paid all costs associated with establishing this loan.

         The Company utilizes fiber optic facilities of Interstate FiberNet, Inc., an ITC Holding subsidiary ("IFN"), for backhaul and transport of its PCS and cellular service operations. The Company paid $898,415 to IFN during the fiscal year ended December 31, 1996. In addition, the Company has recently entered into a co-location agreement with IFN for the lease of certain space to allow the Company to co-locate certain of its network equipment with facilities of IFN.

The Company has also entered into an agreement with InterQuest, Inc., a subsidiary of IFN ("InterQuest"), for the provision of operator and directory assistance services branded with the "Powertel" name. The Company paid $4,293 to InterQuest during the fiscal year ended December 31, 1996.

         The Company has entered into an 18-month agreement, effective November 1, 1996, with DeltaCom, Inc., another subsidiary of ITC Holding ("DeltaCom"), for the provision of long-distance services, which the Company then re-sells to its customers. The Company paid $249,528 to DeltaCom during the fiscal year ended December 31, 1996.

         Certain officers and directors of the Company hold or have held positions in ITC Holding and various subsidiaries of ITC Holding. See "Management -- Directors and Executive Officers." In addition, certain Company officers and directors have ownership interests in ITC Holding.

THE POWERTEL COMBINATION

         Powertel, Inc., formerly Intercel PCS Services, Inc. and a wholly owned subsidiary of the Company ("Powertel"), and Powertel PCS Partners entered into a management agreement, dated as of October 28, 1994, pursuant to which Powertel agreed to manage Powertel PCS Partners' acquisition of PCS licenses and the subsequent development, construction and operation of its PCS system in exchange for a carried partnership interest in Powertel PCS Partners valued at 10% of the excess of the fair value of Powertel PCS Partners (on the valuation date) over the capital contributions of the partners (subject to certain restrictions).

         On February 7, 1996, pursuant to a Business Combination Agreement dated as of August 23, 1995, the Company, Powertel PCS Partners and the owners of Powertel PCS Partners (other than the Company) exchanged their ownership interest in Powertel PCS Partners for an aggregate of 9,686,410 shares of Common Stock (the "Powertel Combination"). As of December 31, 1995 (prior to consummation of the transaction), ITC Holding owned approximately 50.2% of the outstanding Common Stock of the Company. Prior to the Powertel Combination,
ITC Holding was a partner in Powertel PCS Partners, holding (through a wholly owned subsidiary) a 20.910% interest as of December 31, 1995. In addition, certain other former partners of Powertel PCS Partners and/or their affiliates directly or indirectly owned interests in ITC Holding, including SCANA (which, as of December 31, 1995, owned approximately 9.9% of ITC Holding's outstanding stock), and certain affiliates of NEIPCS Inc. (which, as of December 31, 1995, owned approximately 11.2% of ITC Holding's outstanding stock) and certain affiliates of South Atlantic PCS Corporation (which, as of December 31, 1995, owned approximately 2.4% of ITC Holding's outstanding stock). Mr. Timmerman and Robert A. Dolson, President of NEIPCS Inc., serve on the Board of Directors of ITC Holding. ITC Holding and certain directors and officers of ITC Holding and the Company have substantial investments in affiliates of South Atlantic PCS Corporation.

         Loan from Powertel. Powertel PCS Partners loaned approximately $900,000 to the Company, at an annual interest rate of 8% (the "Powertel Loan"), to pay expenses associated with the Company's combination with Powertel PCS Partners and the Stock Offering and the Unit Offering. The Powertel Loan was eliminated on February 7, 1996 in connection with the Company's combination with Powertel PCS Partners.

OTHER TRANSACTIONS

         As of February 28, 1997, SCANA owned approximately 17% (without taking into consideration the Series B Convertible Preferred Stock or Series D Convertible Preferred Stock) of the outstanding Common Stock of the Company.
In addition, Messrs. Gressette and Timmerman are directors of the Company and are directors and executive officers of SCANA. Pursuant to the SCANA Stock Purchase Agreement, SCANA has agreed to purchase 50,000 shares of Series D Convertible Preferred Stock for $22.5 million. In addition, the Company purchased certain generating equipment from SCANA for approximately $3.5 million in 1996. See "Business -- The Preferred Stock Sales."

         As of February 28, 1997, Huff owned approximately 7.5% (without taking into consideration the Series C Convertible Preferred Stock) of the outstanding Common Stock of the Company. Pursuant to the Huff Stock Purchase Agreement, Huff has agreed to purchase 50,000 shares of Series C Convertible Preferred Stock for $22.5 million. See "Business -- The Preferred Stock Sales."

         The Company purchases certain equipment and services related to the buildout of its PCS System from Ericsson and certain of Ericsson's subsidiaries. Ericsson owns all of the Series A Preferred Stock of the Company. The Company's total purchases for equipment and services were $71.0 million in 1996. In addition, Ericsson provides the Company with financing for such purchases under the Vendor Financing Agreement.

         The Company sells cellular telephones and provides cellular services to certain of its affiliates and their employees. Revenues recorded by the Company for these sales and services were approximately $258,411, $248,176 and $233,956 in 1994, 1995 and 1996, respectively.

         The Company is currently negotiating a master site lease agreement and construction management agreement with TowerCom, Inc. ("TowerCom"), a company that is 45% owned by South Atlantic Venture Fund III, Limited Partnership of which Mr. Burton is the managing general partner. Under the proposed terms of these agreements, TowerCom would fund the construction of certain new tower facilities where the Company would perform construction management services for such construction projects. Subsequent to construction, the Company would lease tower space at such facilities for equipment cell sites. The Company anticipates that approximately five sites will be built and leased pursuant to these agreements.

         Beginning in November 1991 the Company has been leasing a building located in Lanett, Alabama, from Riverside Corporation, in which the mother and sisters of William H. Scott, III have the majority ownership interest. The lease runs for a period of five years, with options to renew for three successive five-year periods. ITC Holding subleased the building from the Company during the period from November 1991 to April 1992. The total amount payable during the term of this lease (not including any renewal thereof) is $141,000 (approximately $2.94 per square foot per year).

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K

(a)(1)             Financial Statements.

                   The following financial statements of InterCel, Inc. are filed as a part of this report and are attached hereto as pages F-1 through F-22.

                   Report of Independent Public Accountants on Financial
                   Statements

                   Consolidated Balance Sheet as of December 31, 1996 and 1995

                   Consolidated Statements of Income for the years ended
                   December 31, 1996, 1995 and 1994

                   Consolidated Statements of Cash Flows for the years ended
                   December 31, 1996, 1995 and 1994

                   Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

                   Notes to Financial Statements

  (a)(2)           Financial Statement Schedules.

                   The following financial statement schedules of InterCel, Inc.
                   are filed as a part of this report and are attached hereto as pages S-1 and S-2.

                   Report of Independent Public Accountants on Schedules

                   Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994

                   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (a)(3)           Exhibits

  Exhibit
  Number                                                    Exhibit Description
  ------                                                    -------------------

  *      2(a)      Business Combination Agreement dated as of August 23, 1995 by and among InterCel, Inc., Powertel PCS
                   Partners, L.P., the partners of Powertel PCS Partners, L.P. and the stockholders of certain of the partners of Powertel PCS Partners, L.P. (Filed as Exhibit 2(a) to Registration Statement on Form S-1,
                   File No. 33-96218 ("February 1996 Form S-1"), and incorporated herein by reference.)
  *      2(b)      Amended and Restated Business Combination Agreement dated as of August 12, 1993 among Unity Telephone
                   Company, InterCel, Inc. and certain stockholders of Unity Telephone Company, with  Exhibits. (Filed as Exhibit 2 to Registration Statement on Form S-1, File No. 33-72734 ("1993 Form  S-1"), and
                   incorporated herein by reference.)
  *      2(c)      Letter Agreement dated January 31, 1994 among Bert G. Clifford, Coral B. Clifford and InterCel, Inc.
                   (Filed as Exhibit 2(a) to 1993 Form S-1 and incorporated herein by reference.)
  *      2(d)      Amendment No. 1 to Business Combination Agreement dated as of October 17, 1995 between InterCel, Inc.
                   and InterCel PCS Services, Inc. (Filed as Exhibit 2(d) to February 1996 Form S-1 and incorporated herein by reference.)
  *      3(a)      Restated Certificate of Incorporation dated June 3, 1992 of InterCel, Inc. (Filed as Exhibit 3(a) to
                   1993 Form S-1 and incorporated herein by reference.)
  *      3(b)      Second Restated Certificate of Incorporation of InterCel, Inc. (Filed as Exhibit 3(b) to February
                   1996 Form S-1 and incorporated herein by reference.)
  *      3(c)      Restated By-laws of InterCel, Inc. (Filed as Exhibit 3(b) to 1993 Form S-1 and incorporated herein by reference.)
  *      4(a)      Indenture dated as of February 7, 1996 between InterCel, Inc. and Bankers Trust Company, as Trustee,
                   relating to the 12% Senior Discount Notes Due 2006 of InterCel, Inc. (Filed as Exhibit 4(a) to
                   February 1996 Form S-1 and incorporated herein by reference.)
  *      4(b)      Warrant Agreement dated as of February 7, 1996 between InterCel, Inc. and  Bankers Trust Company, as
                   Warrant Agent. (Filed as Exhibit 4(b) to February 1996 Form S-1 and incorporated herein by reference.)
  *      4(c)      Form of Indenture (including form of Note) between InterCel, Inc. and Bankers Trust Company, as
                   Trustee, relating to the 12% Senior Discount Notes Due 2006 of InterCel, Inc. (Filed as Exhibit 4(c)
                   to Registration Statement on Form S-1, File No. 333-2748 (the "April  1996 Form S-1") and incorporated herein by reference.)
  *      4(d)      Certificate of Designations, Powers, Preferences and Relative, Participating or Other Rights, and the
                   Qualifications, Limitations or Restrictions Thereof, of Series A Convertible Preferred Stock of
                   InterCel, Inc. (Filed as Exhibit 10(tt) to the Form 10-Q for the quarter ended September 30, 1996
                   (the "1996 Third Quarter 10-Q"), and incorporated herein by reference.)
  *      4(e)      Certificate of Designations, Powers, Preferences and Relative, Participating or Other Rights, and the
                   Qualifications, Limitations or Restrictions Thereof, of Series B Convertible Preferred Stock of
                   InterCel, Inc. (Filed as Exhibit 10(uu) to the 1996 Third Quarter 10-Q and incorporated herein by reference.)
         4(f)      Certificate of Designations, Powers, Preferences and Relative, Participating or Other Rights, and the
                   Qualifications, Limitations or Restrictions Thereof, of Series C Convertible Preferred Stock of
                   InterCel, Inc.
         4(g)      Certificate of Designations, Powers, Preferences and Relative, Participating or Other Rights, and the
                   Qualifications, Limitations or Restrictions Thereof, of Series D Convertible Preferred Stock of
                   InterCel, Inc.
  *     10(a)      Building Lease dated November 1, 1991 between InterCel, Inc. and Riverside Corporation. (Filed as
                   Exhibit 10(q) to Annual Report on Form 10-K for the year ended December 31, 1991, File No. 33-41230 and incorporated herein by reference.)
  *     10(b)      InterCel, Inc. 1995 Employee Restricted Stock Plan (as amended on November 17, 1995). (Filed as
                   Exhibit 10(e) to February 1996 Form S-1 and incorporated herein by reference.)

  *     10(c)      InterCel, Inc. 1991 Stock Option Plan (as amended on November 17, 1995). (Filed as Exhibit 10(f) to
                   February 1996 Form S-1 and incorporated herein by reference.)
  *     10(d)      InterCel, Inc. Amended Nonemployee Stock Option Plan. (Filed as Exhibit 10(q) to Annual Report on
                   Form 10-K for the year ended December 31, 1994, File No. 0-23102 ("1994 Form 10-K"), and incorporated herein by reference.)
  *     10(e)      Amended and Restated Option Agreement dated as of October 29, 1993 among InterCel, Inc., Bert G.
                   Clifford and Coral B. Clifford. (Filed as Exhibit 10(gg) to 1993 Form S-1 and incorporated herein by reference.)
  *     10(f)      Directed Employee Benefit Trust Agreement between The Charles Schwab Trust Company and InterCel, Inc.
                   (Filed as Exhibit 10(jjj) to 1994 Form 10-K and incorporated herein by reference.)
  *     10(g)      InterCel, Inc. 401(k) Profit Sharing Plan. (Filed as Exhibit 10(j) to February 1996 Form S-1 and
                   incorporated herein by reference.)
  *     10(h)      Defined Benefit Pension Plan and Trust Adoption Agreement (Unity Telephone Company) dated as of
                   January 15, 1984. (Filed as Exhibit 10(ss) to 1993 Form S-1 and incorporated herein by reference.)
  *     10(i)      Defined Benefit Pension Plan (Unity Telephone Company). (Filed as Exhibit 10(tt) to 1993 Form S-1
                   and incorporated herein by reference.)
  *     10(j)      Amendment to Unity Telephone Company Pension Plan dated June 29, 1992. (Filed as Exhibit 10(uu) to
                   1993 Form S-1 and incorporated herein by reference.)
  *     10(k)      Software License Agreement between InterCel, Inc. and Systematics Telecommunications Services, Inc.
                   dated July 24, 1992. (Filed as Exhibit 10(aa) to 1992 Form 10-KSB and incorporated herein by reference.)
  *     10(l)      Lease Agreement dated August 17, 1992 between InterCel, Inc. and Eastern Telecom. (Filed as Exhibit
                   10(cc) to 1992 Form 10-KSB and incorporated herein by reference.)
  *     10(m)      Customer Acceptance Agreement dated December 21, 1992 between InterCel, Inc. and Interstate/Valley
                   Telephone Company. (Filed as Exhibit 10(gg) to 1992 Form 10-KSB and incorporated herein by reference.)
  *     10(n)      Agreement dated as of October 29, 1993 among InterCel, Inc., Unity Cellular Systems, Inc., and New
                   York Cellular Geographic Service Area, Inc. (Filed as Exhibit 10(hh) to 1993 Form S-1 and
                   incorporated herein by reference.)
  *     10(o)      Letter Agreement dated January 24, 1995 among InterCel, Inc., Unity Cellular Systems, Inc. and New
                   York Cellular Geographic Service Area, Inc. amending Agreement dated October 29, 1993 among the same parties filed as Exhibit 10(q). (Filed as Exhibit 10(xxx) to 1994 Form 10-K and incorporated herein by reference.)
  *     10(p)      Directors and Officers Insurance and Company Reimbursement Policy. (Filed as Exhibit 10(ii) to 1993
                   Form S-1 and incorporated herein by reference.)
  *     10(q)      Form of Indemnity Agreement. (Filed as Exhibit 10(jj) to 1993 Form S-1 and incorporated herein by reference.)
  *     10(r)      Partnership Agreement dated as of June 1, 1992 between New York Cellular Geographic Service Area,
                   Inc. and Unity Cellular Systems, Inc. (Filed as Exhibit 10(qq) to 1993 Form S-1 and incorporated herein by reference.)
  *     10(s)      Software Product License Agreement dated May 2, 1988 between NovAtel Communications Ltd. and Unity
                   Cellular Systems, Inc. (Filed as Exhibit 10(rr) to 1993 Form S-1 and incorporated herein by reference.)
  *     10(t)      Agreement dated July 28, 1995 between InterCel, Inc. and GGT U.S.A./South, Inc. d/b/a Bright House.
                   (Filed as Exhibit 10(oo) to February 1996 Form S-1 and incorporated herein by reference.)
  *     10(u)      DMS-MTX Cellular Supply Agreement dated March 29, 1995 between InterCel, Inc. and Northern Telecom
                   Inc. (Filed as Exhibit 10(pp) to February 1996 Form S-1 and incorporated herein by reference.)
  *     10(v)      Amendment No. 1 to DMS-MTX Cellular Supply Agreement between InterCel, Inc. and Northern Telecom Inc.
                   dated August 9, 1995. (Filed as Exhibit 10(qq) to February 1996 Form S-1 and incorporated herein by reference.)
  *     10(w)      DMS-MTX Cellular Supply Agreement dated August 9, 1995 between Unity Cellular Systems, Inc. d/b/a
                   Unicel and Northern Telecom Inc. (Filed as Exhibit 10(rr) to February 1996 Form S-1 and incorporated herein by reference.)
  *     10(x)      Information and Network Products and Services Agreement dated May 16, 1994 between Unity Cellular
                   Systems, Inc. d/b/a Unicel and GTE Telecommunication Services Incorporated. (Filed as Exhibit 10(tt)
                   to February 1996 Form S-1 and incorporated herein by reference.)
  *     10(y)      Information and Network Products and Services Agreement dated June 16, 1994 between InterCel, Inc.
                   and GTE Telecommunications Service Incorporated. (Filed as Exhibit 10(uu) to February 1996 Form S-1
                   and incorporated herein by reference.)
  *     10(z)      Site Acquisition Services Agreement entered into as of September 18, 1995, by and between Telesite
                   Services, L.L.C. and Powertel PCS Partners, L.P. (Filed as Exhibit 10(vv) to February 1996 Form S-1
                   and incorporated herein by reference.)
  *    10(aa)      Site Acquisition Services Agreement entered into as of September 15, 1995, by and between Silvergate,
                   L.L.C. and Powertel PCS Partners, L.P. (Filed as Exhibit 10(ww) to February 1996 Form S-1 and
                   incorporated herein by reference.)
  *    10(bb)      Site Acquisition Services Agreement entered into as of September 20, 1995, by and between
                   Teletronics, Inc. and Powertel PCS Partners, L.P. (Filed as Exhibit 10(xx) to February 1996 Form S-1
                   and incorporated herein by reference.)
  *    10(cc)      Amendment No. 1 to Site Acquisition Services Agreement entered into as of December 4, 1995 by and between Silvergate, L.L.C. and Powertel PCS Partners, L.P. (Filed as Exhibit 10(yy) to February 1996
                   Form S-1 and incorporated herein by reference.)
  *    10(dd)      ITC Holding Company, Inc. Employees Pension Plan and Trust (as amended on December 15, 1994). (Filed as Exhibit 10(zz) to February 1996 Form S-1 and incorporated herein by reference.)
  *    10(ee)      Memorandum of Understanding dated January 19, 1996 between InterCel, Inc. and Ericsson, Inc. (Filed as Exhibit 10(aaa) to February 1996 Form S-1 and incorporated herein by reference.)
  *    10(ff)      Credit Agreement dated as of March 4, 1996 among InterCel PCS Services, Inc., as Borrower, and
                   Ericsson Inc., as Initial Lender, and Ericsson Inc. as Agent. (Filed as Exhibit 10(nn) to April 1996
                   Form S-1 and incorporated herein by reference.)
  *    10(gg)      Stock Purchase Agreement dated as of March 4, 1996 between InterCel, Inc. and MPX Systems, Inc.
                   (Filed as Exhibit 10(oo) to April 1996 Form S-1 and incorporated herein by reference.)
  *    10(hh)      Stock Purchase Agreement dated as of March 4, 1996 between InterCel, Inc. and Ericsson Inc. (Filed as Exhibit 10(pp) to April 1996 Form S-1 and incorporated herein by reference.)
  *    10(ii)      Asset Purchase Agreement dated as of March 5, 1996 by and between GTE Mobilnet Incorporated, InterCel
                   Atlanta Licenses, Inc. and InterCel, Inc. (Filed as Exhibit 10(qq) to April 1996 Form S-1 and
                   incorporated herein by reference.)
  *    10(jj)      Acquisition Agreement dated as of March 4, 1996 between InterCel PCS Services, Inc. and Ericsson,
                   Inc. (Filed as Exhibit 10(rr) to April 1996 Form S-1 and incorporated herein by reference.)


  *    10(kk)      Second Amendment to InterCel, Inc. Pension Plan dated as of August 21, 1996. (Filed as Exhibit
                   10(ss) to the 1996 Third Quarter 10-Q and incorporated herein by reference).
  *    10(ll)      License Agreement between LHS Communications, Inc. and Powertel, Inc. dated August 2, 1996. (Filed as Exhibit 10(vv) to the 1996 Third Quarter 10-Q and incorporated herein by reference.)
  *    10(mm)      Amendment No. 1 to the Credit Agreement by and among Powertel, Inc. as Borrower, Ericsson, Inc., as
                   Initial Lender, and Ericsson, Inc., as Agent, dated as of October 31, 1996. (Filed as Exhibit 10(ww)
                   to the 1996 Third Quarter 10-Q and incorporated herein by reference.)
  *    10(nn)      Third Restated Certificate of Incorporation of InterCel, Inc. (Filed as Exhibit 10(yy) to the 1996
                   Third Quarter 10-Q and incorporated herein by reference.)
  *    10(oo)      Asset Purchase Agreement dated December 23, 1996 by and among Rural Cellular Corporation, Unity
                   Cellular Systems, Inc., InterCel Licenses, Inc. and InterCel, Inc. (Filed as Exhibit 99.1 to the
                   Form 8-K dated January 8, 1997 and incorporated herein by reference.)
       10(pp)      Stock Purchase Agreement dated as of March 14, 1997 between InterCel, Inc. and SCANA Communications,
                   Inc.
       10(qq)      Escrow Agreement dated as of March 14, 1997 by and among InterCel, Inc., SCANA Communications, Inc.
                   and Bankers Trust Company, as Escrow Agent.
       10(rr)      Stock Purchase Agreement dated as of March 14, 1997 between InterCel, Inc. and The Huff Alternative
                   Income Fund, L.P.
       10(ss)      Escrow Agreement dated as of March 14, 1997 by and among InterCel, Inc., The Huff Alternative Income
                   Fund, L.P. and Bankers Trust Company, as Escrow Agent.
       11          Statement regarding Computation of Per Share Earnings.
       12          Statement regarding Computation of Ratio of Earnings to Fixed Charges.
       18          Letter from Arthur Andersen LLP regarding Change in Accounting Principle.
       21          Subsidiaries of InterCel, Inc.
       23          Consent of Arthur Andersen LLP.
       24          Powers of Attorney for the following individuals: Campbell B. Lanier, III, O. Gene Gabbard, Lawrence
                   M. Gressette, Jr., William H. Scott, III, William B. Timmerman, Donald W. Weber, Donald W. Burton,
                   Bert G. Clifford and Maurice P. O'Connor (included on signature page hereto).
       27          Financial Data Schedule (for SEC use only).
       99          Press release dated March 17, 1997 regarding offerings of Senior Notes and Preferred Stock.
  --------------------------------

  *              Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                  INTERCEL, INC.

March 19, 1997                    By: /s/ Allen E. Smith
--------------                        -------------------------------------
    Date                              Allen E. Smith
                                      Chairman and Chief Executive Officer


                               POWER OF ATTORNEY

         KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Allen
E. Smith and Fred G. Astor, Jr., and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                      TITLE                                          DATE
----------                                      -----                                          ----
/s/ Campbell B. Lanier, III                     Chairman of the Board of Directors             March  19, 1997
--------------------------------------------

Campbell B. Lanier, III

/s/ Allen E. Smith                              Chief Executive Officer, President and         March  19, 1997
--------------------------------------------    Director (principal executive officer)

Allen E. Smith

/s/ Fred G. Astor, Jr.                          Chief Financial Officer, Executive Vice        March  19, 1997
--------------------------------------------    President and (principal financial and
                                                accounting officer)
Fred G. Astor, Jr.

/s/ O. Gene Gabbard                             Director                                       March  19, 1997
--------------------------------------------
O. Gene Gabbard

/s/ Lawrence M. Gressette, Jr.                  Director                                       March  19, 1997
--------------------------------------------
Lawrence M. Gressette, Jr.

/s/ William H. Scott, III                       Director                                       March  19, 1997
--------------------------------------------

William H. Scott, III

/s/ William B. Timmerman                        Director                                       March  19, 1997
--------------------------------------------
William B. Timmerman


SIGNATURES                                      TITLE                                          DATE
----------                                      -----                                          ----
/s/ Donald W. Weber                             Director                                       March  19, 1997
--------------------------------------------
Donald W. Weber

/s/ Donald W. Burton                            Director                                       March  19, 1997
--------------------------------------------
Donald W. Burton

/s/ Bert G. Clifford                            Director                                       March  19, 1997
--------------------------------------------

Bert G. Clifford

/s/ Maurice P. O'Connor                         Director                                       March  19, 1997
--------------------------------------------
Maurice P. O'Connor

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Public Accountants....................    F-2
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................    F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1996,
  1995 and 1994.............................................    F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended
  December 31, 1996, 1995 and 1994..........................    F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996,
  1995 and 1994.............................................    F-6
Notes to Consolidated Financial Statements..................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
InterCel, Inc.:

     We have audited the accompanying consolidated balance sheets of INTERCEL, INC. and subsidiaries (a Delaware corporation) as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterCel, Inc. and its subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

     As more fully discussed in Note 2 of Notes to Consolidated Financial Statements, effective January 1, 1996, the Company changed its method of accounting for promotional costs.

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 3, 1997 (except for Note 14, as to which the date is March 13, 1997)

                                 INTERCEL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1996         1995
                                                              --------      -------
                                                                   (DOLLARS IN
                                                                   THOUSANDS)
                                      ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents.................................  $185,525      $   630
  Short-term Investments....................................    75,659            0
  Accounts Receivable, net of allowance for doubtful
    accounts of $217 and $249 at
    December 31, 1996 and 1995, respectively................     8,228        4,253
  Inventories (Note 2)......................................     7,805          831
  Prepaid Expenses and Other................................    12,642          564
  Current Portion of Deferred Income Taxes (Note 7).........         0          270
                                                              --------      -------
                                                               289,859        6,548
                                                              --------      -------
PROPERTY AND EQUIPMENT, AT COST (Note 2):
  Land......................................................     1,222        1,001
  Building and Towers.......................................    81,901        5,995
  Equipment.................................................    74,419       15,579
  Furniture and Fixtures....................................     4,572          618
  Assets Under Construction.................................    99,137           81
                                                              --------      -------
                                                               261,251       23,274
  Less Accumulated Depreciation.............................    (9,982)      (5,208)
                                                              --------      -------
                                                               251,269       18,066
                                                              --------      -------
OTHER ASSETS:
  Licenses, net of accumulated amortization of $813 at
    December 31, 1996.......................................   365,964            0
  Goodwill, net of accumulated amortization of $2,058 and
    $1,445 at December 31,
    1996 and 1995, respectively.............................    22,670       23,283
  Investment in Powertel....................................         0       19,224
  Deferred Offering Costs, net of accumulated amortization
    of $1,251 and $0 at December 31,
    1996 and 1995, respectively.............................    13,687        1,621
  Deferred Income Taxes (Note 7)............................     2,190        1,405
  Deferred Charges and Other, net of accumulated
    amortization of $318 and $4,661 at
    December 31, 1996 and 1995, respectively (Note 2).......     1,478        4,183
                                                              --------      -------
                                                               405,989       49,716
                                                              --------      -------
                                                              $947,117      $74,330
                                                              ========      =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts Payable-Trade....................................  $  7,723      $   883
  Advance Billings and Customer Deposits....................     1,352          828
  Accrued Construction Costs................................    15,214            0
  Accrued Taxes Other Than Income...........................     3,609          322
  Accrued Compensation......................................     2,003          896
  Accrued Other.............................................     3,491        2,613
  Current Portion of Long-Term Obligations (Note 4).........       118           29
                                                              --------      -------
                                                                33,510        5,571
                                                              --------      -------
LONG-TERM OBLIGATIONS (Note 4):
  12% Senior Discount Notes due February 2006...............   216,465            0
  12% Senior Discount Notes due May 2006....................   217,345            0
  Vendor Financing Agreement................................    69,514            0
  Credit Facility...........................................         0       24,602
  Note Payable to ITC Holding Company.......................         0        3,500
  Note Payable to Powertel..................................         0          901
  Other.....................................................       741          408
                                                              --------      -------
                                                               504,065       29,411
                                                              --------      -------
COMMITMENTS AND CONTINGENCIES (Notes 9 & 14)
MINORITY INTEREST IN SUBSIDIARY (Note 2)....................     2,535        2,674
                                                              --------      -------
STOCKHOLDERS' EQUITY (Note 5):
  Series A Convertible Preferred Stock, $.01 Par Value;
    100,000 Shares Authorized,
    100,000 and 0 Shares Issued and Outstanding at December
    31, 1996 and 1995, respectively.........................         1            0
  Series B Convertible Preferred Stock; $.01 Par Value;
    100,000 Shares Authorized,
    100,000 and 0 Shares Issued and Outstanding at December
    31, 1996 and 1995, respectively.........................         1            0
  Common Stock, $.01 Par Value; 55,000,000 Shares
    Authorized, 26,863,643 and 10,011,603
    Shares Issued and Outstanding at December 31, 1996 and
    1995, respectively......................................       269          100
  Paid-In Capital...........................................   430,053       32,440
  (Accumulated Deficit) Retained Earnings...................   (22,766)       4,845
  Deferred Compensation.....................................      (206)        (371)
  Treasury Stock at cost -- 52,483 and 52,283 shares at
    December 31, 1996 and 1995, respectively................      (345)        (340)
                                                              --------      -------
                                                               407,007       36,674
                                                              --------      -------
                                                              $947,117      $74,330
                                                              ========      =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 INTERCEL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------    -------    -------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
REVENUES AND SALES (Note 2):
  Monthly Access Revenue....................................  $ 15,055    $12,244    $ 8,512
  Airtime Revenue...........................................     6,197      4,938      3,981
  Roaming Revenue...........................................     6,680      5,541      4,404
  Toll Revenue..............................................     2,675      2,026      1,483
  Installation and Connection Revenue.......................       683        394        395
  Other Revenue.............................................       585        241        128
                                                              --------    -------    -------
          Total Service Revenues............................    31,875     25,384     18,903
  Equipment Sales...........................................     7,250      3,928      2,859
                                                              --------    -------    -------
          Total Revenues and Sales..........................    39,125     29,312     21,762
                                                              --------    -------    -------
OPERATING EXPENSES:
  Cost of Services..........................................     5,811      2,394      1,921
  Cost of Equipment Sold....................................    11,653      3,127      2,391
  Operations................................................     9,927      3,596      2,722
  Selling, General and Administrative.......................    30,264      8,498      7,056
  Depreciation and Amortization.............................    10,101      5,101      3,673
                                                              --------    -------    -------
          Total Operating Expenses..........................    67,756     22,716     17,763
                                                              --------    -------    -------
OPERATING (LOSS) INCOME.....................................   (28,631)     6,596      3,999
                                                              --------    -------    -------
OTHER (INCOME) EXPENSE:
  Interest (Income) Expense.................................    (3,175)     1,657        635
  Loss on Equity Investments................................        34        133          0
  Minority Interest in Cellular Partnership.................      (474)      (130)      (124)
  Miscellaneous Expense (Income)............................     1,666       (298)        76
                                                              --------    -------    -------
          Total Other (Income) Expense......................    (1,949)     1,362        587
                                                              --------    -------    -------
(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE............................   (26,682)     5,234      3,412
INCOME TAX (BENEFIT) PROVISION..............................    (1,654)     2,230      1,535
                                                              --------    -------    -------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................   (25,028)     3,004      1,877
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........    (2,583)         0          0
                                                              --------    -------    -------
          NET (LOSS) INCOME.................................  $(27,611)   $ 3,004    $ 1,877
                                                              ========    =======    =======
PER SHARE DATA:
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................  ($  1.00)   $  0.29    $  0.19
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........  ($  0.10)   $  0.00    $  0.00
                                                              --------    -------    -------
NET (LOSS) INCOME PER COMMON SHARE..........................  ($  1.10)   $  0.29    $  0.19
                                                              ========    =======    =======
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING.....    25,087     10,281      9,765
                                                              ========    =======    =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 INTERCEL, INC

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                      COMMON    CONVERTIBLE
                                      STOCK      PREFERRED                                                        TOTAL
                                     $.01 PAR   STOCK $.01    PAID-IN    RETAINED     DEFERRED     TREASURY   STOCKHOLDERS'
                                      VALUE      PAR VALUE    CAPITAL    EARNINGS   COMPENSATION    STOCK        EQUITY
                                     --------   -----------   --------   --------   ------------   --------   -------------
                                                                     (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1993.........     $ 62        $0        $  5,957   $    (36)     $   0        $   0       $  5,983
Issuance of Common Stock Under
  Stock Options....................        0         0              51          0          0            0             51
Issuance of Common Stock Connected
  with Unicel Acquisition..........       19         0          12,295          0          0            0         12,314
Purchase of 52,283 Shares of Common
  Stock............................        0         0               0          0          0         (340)          (340)
Issuance of Common Stock, Net of
  Issuance Expenses................       18         0          13,471          0          0            0         13,489
Net Income.........................        0         0               0      1,877          0            0          1,877
                                        ----        --        --------   --------      -----        -----       --------
BALANCE, DECEMBER 31, 1994.........       99         0          31,774      1,841          0         (340)        33,374
Issuance of Common Stock Under
  Stock Options....................        1         0             171          0          0            0            172
Issuance of Common Stock Under
  Restricted Stock Agreement.......        0         0             495          0       (495)           0              0
Amortization of Deferred
  Compensation.....................        0         0               0          0        124            0            124
Net Income.........................        0         0               0      3,004          0            0          3,004
                                        ----        --        --------   --------      -----        -----       --------
BALANCE, DECEMBER 31, 1995.........      100         0          32,440      4,845       (371)        (340)        36,674
Issuance of Common Stock Under
  Stock Options....................        1         0             181          0          0            0            182
Issuance of Common Stock, in
  Connection with Powertel Business
  Combination (Note 3).............       97         0         129,943          0          0            0        130,040
Issuance of Common Stock, Net of
  Issuance Expenses (Note 5).......       71         0         109,919          0          0            0        109,990
Issuance of Warrants (Note 4)......        0         0           6,092          0          0            0          6,092
Issuance of Series A Convertible
  Preferred Stock, Net of Issuance
  Expenses (Note 5)................        0         1          75,739          0          0            0         75,740
Issuance of Series B Convertible
  Preferred Stock, Net of Issuance
  Expenses (Note 5)................        0         1          75,739          0          0            0         75,740
Purchase of Treasury Shares........        0         0               0          0          0           (5)            (5)
Amortization of Deferred
  Compensation.....................        0         0               0          0        165            0            165
Net Loss...........................        0         0               0    (27,611)         0            0        (27,611)
                                        ----        --        --------   --------      -----        -----       --------
BALANCE, DECEMBER 31, 1996.........     $269        $2        $430,053   $(22,766)     $(206)       $(345)      $407,007
                                        ====        ==        ========   ========      =====        =====       ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 INTERCEL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996         1995        1994
                                                              ---------    --------    --------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS (USED IN) PROVIDED FROM OPERATING ACTIVITIES:
Net (Loss) Income...........................................  $ (27,611)   $  3,004    $  1,877
  Adjustments to Reconcile Net (Loss) Income to Net Cash
    (Used in) Provided From Operating Activities --
  Minority Interest in Loss of Subsidiary...................       (474)       (130)       (124)
  Cumulative Effect of Change in Accounting Principle.......      2,583           0           0
  Loss on Equity Investment.................................         34         133           0
  Bond Accretion............................................     12,089           0           0
  Amortization of Offering Costs of Notes...................      1,251           0           0
  Depreciation and Amortization.............................     10,101       5,101       3,673
  Deferred Compensation -- Restricted Stock.................        165         124           0
  Deferred Taxes, Net.......................................     (1,654)        605       1,423
  Changes in Assets and Liabilities:
    Increase in Accounts Receivable.........................     (3,975)     (1,133)       (425)
    Increase in Inventories.................................     (6,974)       (187)       (185)
    Increase in Other Assets................................    (12,423)     (3,655)     (1,995)
    Increase (Decrease) in Accounts Payable, Accrued
      Expenses and Other Current Liabilities................     11,633       1,778          (1)
                                                              ---------    --------    --------
  Net Cash (Used in) Provided From Operating Activities.....    (15,255)      5,640       4,243
                                                              ---------    --------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital Expenditures........................................   (233,551)     (7,661)     (2,866)
Increase in Accrued Construction Costs......................     15,214           0           0
Short-Term Investments......................................    (75,659)          0           0
Cash Acquired in Powertel Business Combination..............     15,353           0           0
Acquisition of Atlanta License..............................   (195,242)          0           0
Other License Costs.........................................    (15,199)          0           0
Cash Paid for Unicel Acquisition, Net of Cash Acquired......          0           0      (4,062)
Investment in Powertel......................................          0     (16,975)     (2,382)
Investment in RTFC Subordinated Capital Certificates........          0       1,841           0
                                                              ---------    --------    --------
  Net Cash Used In Investing Activities.....................   (489,084)    (22,795)     (9,310)
                                                              ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Sale of Common Stock, Net of Offering
  Expenses..................................................    109,990           0      13,540
Proceeds From Sale of Preferred Stock, Net of Offering
  Expenses..................................................    151,480           0           0
Proceeds From Issuance of Bonds and Warrants -- February
  Offering, Net.............................................    192,150           0           0
Proceeds From Issuance of Bonds -- April Offering, Net......    193,152           0           0
Borrowings Under Vendor Financing Agreement.................     69,514           0           0
Repayments of Loan Agreements...............................    (24,602)     (2,183)    (42,271)
(Repayments to) Advances From Affiliates....................     (3,500)     (1,460)      5,051
Proceeds from Other Debt, Net...............................        162      21,723      28,432
Other, Net..................................................        888        (802)        452
                                                              ---------    --------    --------
  Net Cash Provided From Financing Activities...............    689,234      17,278       5,204
                                                              ---------    --------    --------
NET INCREASE IN CASH........................................    184,895         123         137
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............        630         507         370
                                                              ---------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 185,525    $    630    $    507
                                                              =========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Year for Interest, Net of Amounts
  Capitalized...............................................  $   2,005    $  1,296    $    574
Cash Paid During the Year for Income Taxes..................        103       1,557         712
Noncash Investing and Financing Activities:
  Fair Value of Assets Acquired in Powertel Business
    Combination.............................................    130,041           0           0
  Total Capitalized Interest................................     29,039           0           0
  Fair Value of Common Stock Issued in Unicel Acquisition...          0           0      12,314
  Fair Value of Common Stock Purchased......................         (5)          0        (340)

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 INTERCEL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994

1.  ORGANIZATION AND NATURE OF BUSINESS

     InterCel, Inc. (the "Company") was incorporated in Delaware in April 1991. The Company operates a cellular telephone system in contiguous portions of four rural service areas ("RSAs") in eastern Alabama and western Georgia, as well as the Bangor, Maine metropolitan service area ("MSA") and Maine RSA 2 and RSA 3 (the "Company Service Area"). The Company Service Area has a population of approximately 807,700 people (according to a 1996 industry publication) and covers approximately 100 miles of Interstate Highway 85 and 40 miles of Interstate Highway 185 in the Alabama/Georgia market as well as over 200 miles of Interstate Highway 95 and major portions of U.S. Route 1 along the coastline in the Maine market.

     On January 31, 1994, the Company acquired (the "Unicel Acquisition") Unity Cellular Systems, Inc. ("Unicel"). Unicel is the wireline provider of cellular telephone service for the Bangor, Maine MSA and for Maine RSA 3 (which includes Augusta, the state capital), and is the managing partner of (with a 51% interest
in) the Maine RSA 2 Cellular Partnership (the "Northern Maine Partnership" or the "Partnership"), a partnership which is the wireline provider of cellular service in Maine RSA 2. The Bangor MSA and Maine RSA 2 and RSA 3 constitute a "cluster" of contiguous properties that have a population of approximately 512,300 people (according to industry publications). On December 23, 1996, the Company entered into an asset purchase agreement to sell its interest in Unicel and the Northern Maine Partnership. See Note 13.

     In addition to the existing cellular properties, the Company had a 13.396% ownership interest in Powertel PCS Partners, L.P. ("Powertel"), a partnership formed to pursue licenses in the Federal Communication Commission's personal communications services ("PCS") auction. On February 7, 1996, pursuant to a Business Combination Agreement dated August 23, 1995, among the Company, Powertel, and the owners of Powertel, such owners (other than the Company) exchanged their ownership interests in Powertel for an aggregate of 9,686,410 shares of the Company's common stock in a private placement (Note 3).

     On June 28, 1996, the Company acquired the PCS license for the Atlanta major trading area ("MTA") from GTE Mobilnet, Inc. for approximately $195 million. The Company now holds PCS licenses to provide service in contiguous parts of ten southeastern states in the four MTAs of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama. Additionally, in January 1997, the Company was the winning bidder for additional PCS licenses in 13 Basic Trading Areas ("BTAs") in Tennessee, Kentucky and Indiana (Note 14). These MTAs and BTAs cover approximately 24.3 million persons (according to industry publications) and provide the Company with one of the largest contiguous PCS footprints in the southeastern United States. The Company is currently providing PCS in 16 markets within its service territory and is in the process of developing and constructing the PCS systems in numerous other markets.

2.  SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany balances have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 INTERCEL, INC.

SOURCE OF SUPPLIES

     The Company relies on local telephone companies and other companies to provide certain communications services. Although management feels alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     Although the Company attempts to maintain multiple vendors for each required product, its inventory and equipment, which are important components of its operations, are each currently acquired from one to three sources. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it builds out its network infrastructure and sells services and equipment, then delays and increased costs in the expansion of the Company's network infrastructure or losses of potential customers could result, which would affect operating results adversely.

PRESENTATION

     Certain prior year amounts have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

CREDIT RISK

     The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to customers for services and the ability to terminate access on delinquent accounts. The concentration of credit risk is mitigated by the large number of customers comprising the customer base. The carrying amount of the Company's receivables approximates their fair value.

INVENTORIES

     The Company maintains inventories for resale of wireless handsets and accessory parts (i.e., antennae, batteries, cable, etc.). Inventory is valued at the lower of average cost (which approximates first-in, first-out) or market.

INVESTMENTS

     Investments having maturities of more than three months, but less than one year are categorized as held-to-maturity. Accordingly, they are carried at cost, without recognition of gains or losses deemed to be temporary, because the Company has both the intent and ability to hold these investments to maturity. At December 31, 1996, the fair value of these investments approximated cost.

PROPERTY AND DEPRECIATION

     Property and equipment are recorded at cost, including certain engineering costs. The Company records depreciation using the straight-line method over the estimated useful lives of the assets, which are 10 to 20 years for towers, buildings, and improvements; 3 to 10 years for equipment; and 5 to 10 years for furniture and fixtures. The Company's policy is to remove the cost and accumulated depreciation of retirements from the accounts and recognize the related gain or loss upon the disposition of assets. Such gains and losses were not material for any period presented.

                                 INTERCEL, INC.

ASSETS UNDER CONSTRUCTION

     Expenditures to construct the Company's cellular network and PCS system are recorded as assets under construction until the assets are placed in service. When the assets are placed in service, they are transferred to the appropriate property and equipment category and depreciated.

     The Company capitalizes interest incurred on borrowings related to assets under construction. Of the total 1996 capitalized interest of $29.0 million, $5.3 million was attributed to property, plant and equipment in 1996, of which $2.9 million is included in assets under construction at December 31, 1996. There was no capitalized interest in 1995 and 1994.

LICENSES

     Licenses, which consist of costs incurred to acquire PCS licenses, including capitalized interest of $23.7 million, and certain microwave relocation costs, are stated at cost less accumulated amortization and are being amortized using the straight line method over 40 years.

GOODWILL

     On January 31, 1994, the Company consummated the Unicel Acquisition. In conjunction with this Acquisition, the Company recorded goodwill of $24.7 million due to the purchase price exceeding the value of the net assets acquired.

     Goodwill is stated at cost less accumulated amortization and is amortized using the straight-line method over 40 years.

DEFERRED OFFERING COSTS

     Through December 31, 1995, the Company had deferred $1.6 million of expenses associated with the offering of its common stock and the concurrent offering of units consisting of 12% Senior Discount Notes due February 2006 and warrants (the "February Offerings") (Notes 4 and 5). During 1996, the Company recorded an additional $20.8 million of expenses related to the February Offerings, as well as the April offering of 12% Senior Discount Notes due May 2006 (the "April Offering") (Note 5). Upon completion of the February and April Offerings, costs of $7.5 million related to the common stock offering were netted against the proceeds from such offering. Net costs of $14.9 million related to the February Offering and April Offering will be amortized over the life of the related notes (10 years).

     During 1996, the Company amortized $1.3 million related to these deferred Offering costs.

DEFERRED CHARGES AND OTHER

     The Company offers certain promotional programs under which a customer can receive either a free cellular telephone, a substantial discount toward a cellular telephone, or a credit toward future monthly service in return for signing a noncancelable cellular telephone service agreement for a term of one to three years. Should a customer cancel service prior to expiration of his service agreement or be disconnected for nonpayment, the customer becomes liable to the Company for the full original credit issued under this program. It is the Company's policy to establish a full reserve for receivables that arise as a result of such cancellations.

     The Company had deferred costs associated with these programs and amortized such costs over the specific terms of the contracts. Effective January 1, 1996, the Company changed its method of accounting for these deferred promotional costs to immediate expensing as incurred to better align itself with industry practice and to correspond with its treatment of similar promotional costs for PCS. The cumulative effect of

                                 INTERCEL, INC.

this change in accounting principle was to increase the net loss for the year ended December 31, 1996 by $2.6 million or $(0.10) per share.

     Deferred charges also includes certain other investments and deferred software costs. Amortization of deferred charges is included in depreciation and amortization in the accompanying statements of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically reviews the value assigned to long-lived assets, including property, goodwill, deferred charges, licenses and deferred offering costs, to determine if any impairments are other than temporary. Management believes the long-lived assets in the accompanying balance sheet are appropriately valued.

MINORITY INTEREST

     Minority Interest represents the 49% ownership interest in the Northern Maine Partnership.

STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective in 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (Note 6) for all options granted subsequent to January 1, 1995. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

REVENUE RECOGNITION

     The Company earns revenues by providing cellular and PCS service to both local subscribers and subscribers of other cellular carriers traveling ("roaming") through the company service area as well as from sales of cellular and PCS equipment. Service revenue from local subscribers consists of the base monthly service fee and airtime revenue. Generally, base monthly service fees are billed one month in advance, but are recognized when earned. The Maine Market has approximately 7% of its monthly access fees being billed in arrears, after it is earned. Airtime revenues are recognized when service is provided. Roamer revenues consist of the airtime fees charged to certain nonsubscribers for use of the cellular network while traveling in the service area. Roamer revenues are recognized when the service is rendered.

     Long-distance revenues ("toll revenues") are charged to both local and roamer users and are recognized when service is provided. Equipment sales are recognized upon delivery of the equipment to the customer. Other revenues consist of equipment installation charges and connection fees and are recognized when earned.

NET INCOME (LOSS) PER SHARE

     Net income per share for 1995 and 1994 was computed using the weighted average number of shares outstanding, adjusted for common stock equivalents. Net loss per share for 1996 does not include the impact of common stock equivalents as their effect would be antidilutive.

                                 INTERCEL, INC.

3.  POWERTEL BUSINESS COMBINATION AND ATLANTA PCS LICENSE ACQUISITION

     On February 7, 1996, pursuant to a Business Combination Agreement dated August 23, 1995, among the Company, Powertel, and the owners of Powertel, such owners (other than the Company) exchanged their ownership interests in Powertel for an aggregate of 9,686,410 shares of the Company's common stock in a private placement. The combination was recorded under the purchase method of accounting; accordingly, the results of operations of Powertel for the period from February 7, 1996, are included in the accompanying consolidated financial statements. The purchase price of $130.0 million has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition, as determined by an independent appraisal, and is summarized as follows (in millions):

Licenses....................................................  $113.4
Cash........................................................    15.4
Other, net..................................................     1.2
                                                              ------
  Total.....................................................  $130.0
                                                              ======

     On June 28, 1996, pursuant to an asset purchase agreement, dated as of March 5, 1996, between InterCel Atlanta Licenses, Inc., a wholly-owned subsidiary of the Company, and GTE Mobilnet Inc., the Company purchased GTE Mobilnet Inc.'s license to provide PCS in the Atlanta MTA for approximately $195.2 million.

     The following unaudited pro forma condensed consolidated statements of operations (in millions, except per share data) assume the combination and acquisition of the Atlanta MTA license occurred at the beginning of each period presented. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statement of operations have been made.

                                                             1996       1995
                                                            ------      -----
Revenues..................................................  $ 39.1      $29.3
Net (Loss) Income.........................................   (27.8)       2.1
Net (Loss) Income per Share...............................  $(1.04)     $0.06

4. LONG-TERM OBLIGATIONS

     Long-Term Obligations consist of the following (in millions):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1995
                                                              ------------   ------------
12% Senior Discount Notes due February 2006.................     $216.5         $ 0.0
12% Senior Discount Notes due May 2006......................      217.3           0.0
Vendor Financing Agreement..................................       69.5           0.0
Credit Facility.............................................        0.0          24.6
Note Payable to ITC Holding Company, Inc. ("ITC")...........        0.0           3.5
Other.......................................................        0.9           1.3
                                                                 ------         -----
                                                                  504.2          29.4
Less current portion........................................        0.1           0.0
                                                                 ------         -----
Long-term obligations.......................................     $504.1         $29.4
                                                                 ======         =====

     On February 1, 1996, the Company issued 35,747 units consisting of $357 million principal amount at maturity of the Company's 12% Senior Discount Notes due 2006 (the "February Notes") and 1,143,904 warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $18.15 per share (Note 5), subject to adjustment (the "Unit Offering") for approximately $200 million gross proceeds. The net proceeds were used to repay all outstanding borrowings under the Credit Facility and the

                                 INTERCEL, INC.

note payable to ITC, as well as to partially finance the buildout and operating costs of the PCS system for the Birmingham, Jacksonville and Memphis MTAs. The February Notes may be redeemed at any time on or after February 1, 2001, at the option of the Company, at 106% of their principal amount at maturity, plus accrued interest, declining to 100% of their principal amount at maturity, plus accrued interest, on and after February 1, 2003. In addition, at any time prior to February 1, 1999, up to 25% of the aggregate principal amount at maturity of the February Notes may be redeemed from the proceeds of one or more public equity offerings at 112% of their accreted value on the redemption date, provided that after any such redemption at least $268.1 million aggregate principal amount at maturity of the February Notes remain outstanding.

     The February Notes will fully accrete to face value on February 1, 2001, at which time they will bear interest, payable in cash, at a rate of 12% per annum on each February 1 and August 1, commencing August 1, 2001.

     On April 16, 1996, the Company issued $360 million aggregate principal amount at maturity of the Company's 12% Senior Discount Notes due 2006 (the "April Notes") for approximately $200 million gross proceeds in a public offering. The net proceeds were used to partially finance the development, construction and operating costs associated with the Company's PCS system. The April Notes may be redeemed at any time on or after May 1, 2001, at the option of the Company, at 106% of their principal amount at maturity, plus accrued interest, declining to 100% of their principal amount at maturity, plus accrued interest, on and after May 1, 2003. In addition, at any time prior to May 1, 1999, up to 25% of the aggregate principal amount at maturity of the April Notes may be redeemed from the proceeds of one or more public equity offerings at 112% of their accreted value on the redemption date, provided that after any such redemption at least $270 million aggregate principal amount at maturity of the April Notes remain outstanding.

     The April Notes will fully accrete to face value on May 1, 2001, at which time they will bear interest, payable in cash, at a rate of 12% per annum on each May 1 and November 1, commencing November 1, 2001.

     Unamortized original issue discount on the February Notes and April Notes are being amortized using effective interest rates of 12.35% and 12%, respectively. During 1996, total accretion of the original issue discount was $39.6 million, of which $27.5 million was capitalized and $12.1 million is included in interest (income) expense in the accompanying consolidated statements of operations.

     The February Notes and the April Notes contain certain restrictive covenants including, but not limited to, restrictions related to additional indebtedness, restricted payments, transactions with related parties and asset sales. Upon a change in control (as defined in the February Notes and the April Notes), the Company will be required to make an offer to purchase the February Notes and the April Notes at a purchase price equal to 101% of their accreted value, plus accrued interest, to the date of purchase.

     On March 4, 1996, the Company entered into a $125 million credit agreement (the "Vendor Financing Agreement") with Ericcson, Inc. regarding the purchase of and vendor financing for PCS equipment and services. Under the terms of the agreement, advances are made as requested by the Company to finance purchases from Ericcson pursuant to the terms of the related equipment purchase agreement (Note 9). The aggregate amount of the advances made in each calendar year will be repaid in twenty equal quarterly installments, commencing on the last day of the first calendar quarter to occur three years after the end of the calendar year in which the advances were made and continuing for a period of five years thereafter, with the last installment in an amount necessary to repay in full the remaining unpaid principal amount of all the cumulative advances. On October 31, 1996, the Company requested and Ericcson agreed to increase the total borrowing capacity under the agreement to $165 million. The Company had borrowings outstanding under this line of credit of $69.5 million at December 31, 1996.

     The interest rate under the Vendor Financing Agreement is based on the applicable Eurodollar Rate plus 3% (8.563% at December 31, 1996) but can be converted to a fluctuating interest rate per annum based on the higher of Citibank N.A.'s base rate or .5% above the Federal Funds Rate, plus 1%, at the discretion of the

                                 INTERCEL, INC.

lender. Interest on the unpaid principal amount of each advance is payable in arrears on the last day of each calendar quarter.

     The Vendor Financing Agreement is secured by all the equipment purchased with the proceeds therefrom, subject to the terms of the equipment purchase agreement, as well as a pledge of the stock of the Company's subsidiaries that hold the PCS licenses, except for the licenses for the BTAs. The Vendor Financing Agreement contains certain restrictive covenants including, but not limited to, restrictions on indebtedness, asset sales, and dividends, as well as maintenance of certain financial ratios and minimums. The Company was in compliance with all such covenants as of December 31, 1996.

     In connection with the Unicel Acquisition in January 1994, the Company entered into a new $30 million revolving credit facility (the "Credit Facility") with the National Bank for Cooperatives to replace the Company's and Unicel's previous debt facilities. All amounts borrowed under this facility were the obligation of the Company. Under the terms of the Credit Facility, the maximum amount available was reduced by $2 million on the first anniversary of the closing date of the Facility. On the second anniversary of the closing date of the Credit Facility (the "Termination Date"), the Credit Facility was to convert to an eight-year secured term loan ($26.5 million maximum) that would mature on the eighth anniversary of the Termination Date. However, all borrowings under the Credit Facility were repaid in connection with the Powertel business combination (Note 3) with proceeds from the 1996 stock offering and Unit Offering.

     On March 10, 1994, the Company entered into a revolving lending arrangement with its former parent, ITC, under which ITC could lend to the Company from time to time amounts representing ITC's excess available cash, pursuant to which $9.4 million of outstanding borrowings under the Company's credit facility were repaid by ITC and loaned back to the Company. The loan from ITC, which was unsecured and prepayable (without penalty) at any time, bore interest at the same rates that the Company would have been paying had the amounts remained outstanding under the Credit Facility. All borrowings under this lending arrangement were repaid in connection with the Powertel business combination (Note 3) with proceeds from the 1996 stock offering and the Unit Offering.

     The carrying value of the April Notes, the February Notes, including the related warrants, and Vendor Financing Agreement approximated market value at December 31, 1996.

     Scheduled maturities of long-term obligations are as follows (in millions):

1997........................................................  $  0.1
1998........................................................     0.1
1999........................................................     0.1
2000........................................................    13.0
2001........................................................    13.9
Thereafter..................................................   477.0
                                                              ------
          Total                                               $504.2
                                                              ======

     The indentures relating to the February Notes and the April Notes (the "Indentures") and Vendor Financing Agreement contain certain restrictive covenants, and any additional financing agreements may contain additional restrictive covenants. The restrictions contained in the Indentures and the Vendor Financing Agreement will affect, and in some cases will significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, create liens, sell assets and engage in mergers and consolidations. If the Company fails to comply with the restrictive covenants in the Indentures, the Company's obligation to repay the February Notes and the April Notes may be accelerated. However, the limitations set forth in the Indentures are subject to a number of important qualifications and exceptions. In particular, while the Indentures restrict the Company's ability to incur additional indebtedness

                                 INTERCEL, INC.

by requiring compliance with specified leverage ratios, they permit the Company and its subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of inventory or equipment and up to $25 million of additional indebtedness under one or more revolving credit or working capital facilities and in each case to secure such indebtedness. In addition to the restrictive covenants described above, the Vendor Financing Agreement requires the Company to maintain certain financial ratios. The failure of the Company and its subsidiaries to maintain such ratios would constitute events of default under the Vendor Financing Agreement, notwithstanding the ability of the Company to meet its debt service obligations. An event of default under the Vendor Financing Agreement would allow the lender thereunder to accelerate the maturity of such indebtedness. In such event, a significant portion of the Company's other indebtedness (including the February Notes and the April Notes) may become immediately due and payable.

5.  STOCKHOLDERS' EQUITY

     In February 1996, the Company issued 7,124,322 shares of common stock in a public offering at $16.50 per share. The net proceeds of the offering after underwriting discount and offering expenses were approximately $110 million. The Company used the proceeds of the offering to partially finance the buildout and operating costs of the PCS system and to retire certain indebtedness.

     In February 1996, in connection with the Unit Offering (Note 4), the Company issued 1,143,904 warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $18.15 per share. The warrants may be exercised at any time on or after August 1, 1996 and prior to February 1, 2006, after which any unexercised warrants will expire. At December 31, 1996, no warrants had been exercised.

     In February, 1996, the Company issued 9,686,410 shares of common stock at $13.42 per share in connection with the Powertel business combination (Note 3).

     On June 28, 1996, pursuant to a Stock Purchase Agreement dated as of March 4, 1996, between the Company and Ericsson, Inc., the Company issued to Ericsson 100,000 shares of nonvoting Series A Convertible Preferred Stock for an aggregate purchase price of $75 million and pursuant to a Stock Purchase Agreement dated as of March 4, 1996, between the Company and SCANA Communications, Inc. ("SCANA"), the Company issued to SCANA 100,000 shares of nonvoting Series B Convertible Preferred Stock for an aggregate purchase price of $75 million. Both series are convertible, at the option of the holder, at a rate of 45.45 shares of the Company's Common Stock per share of Preferred Stock. The Series A Convertible Preferred Stock is convertible any time subsequent to June 28, 1998 and the Series B Convertible Preferred Stock is convertible any time subsequent to June 28, 2000. Both series are redeemable, at the option of the Company, in whole or in part, on a pro rata basis, at a redemption price of $750 per share plus declared and unpaid dividends, anytime subsequent to June 28, 2001. Both series have a liquidation preference of $750 per share plus unpaid dividends in the event of a liquidation, dissolution or winding up of the Company.

     The Company's certificate of incorporation empowers the Board of Directors of the Company to redeem any of the Company's outstanding capital stock at the lesser of fair market value or such holder's purchase price (if the stock was purchased within a year of such redemption) to the extent necessary to prevent the loss or secure the reinstatement of any license or franchise from any governmental agency.

     The Company's certificate of incorporation authorizes the Board of Directors to issue, from time to time and without further stockholder action, one or more series of preferred stock and to fix the relative rights and preferences of the shares, inducing voting powers, dividend rights, liquidation preferences, redemption rights, and conversion privileges.

                                 INTERCEL, INC.

6.  STOCK OPTION PLANS

Employee Stock Option Plan

     Under the InterCel, Inc. 1991 Stock Option Plan (the "Stock Plan"), 2,000,000 shares of common stock are reserved for issuance upon exercise of options. Substantially all of the employees of the Company are eligible to receive options under the Plan. Management recommends to the Stock Option Committee the number of options to grant based on management's analysis of the employee's performance and level of responsibility. As of December 31, 1996, approximately 1.7 million options had been granted under this plan.

     The Stock Option Committee determines the periods within which options may be exercised, but no option may be exercised more than ten years after the date of grant. Options granted generally become exercisable 50% two years after the date of grant, 25% three years after the date of grant, and 25% four years after the date of grant. Options generally remain exercisable for a period of ten years following the date of grant. The Board of Directors also may include in each option granted under the Stock Plan certain additional limitations on the recipient's right to exercise the option. Options under the Stock Plan may be either "incentive stock options," as defined under Section 422 of the Internal Revenue Code, or nonqualified options.

Nonemployee Stock Option Plan

     Under the Company's Nonemployee Stock Option Plan (the "Nonemployee Plan"), 400,000 shares of Common Stock are authorized for issuance upon exercise of options. All nonemployee directors of the Company, and all employees of affiliates of the Company, are eligible to receive options under the Nonemployee Plan. Options are granted to each nonemployee director upon his or her election as a director, and are exercisable at the fair market value of the Common Stock (as determined by the Board of Directors) on the date of grant.

     On March 23, 1994, the Nonemployee Plan was amended to provide that the options to purchase 10,000 shares of Common Stock (at an exercise price equal to the fair market value of the Common Stock on the date of grant) would be granted pursuant thereto to nonemployee directors upon their initial election or appointment to the Board of Directors. The Nonemployee Plan, as so amended, does not provide for discretionary option grants. Options generally become exercisable as to 50% two years after the date of grant, as to an additional 25% three years after the date of grant, and as to the remaining 25% four years after the date of grant. As of December 31, 1996, 248,200 options had been granted under this plan.

     Options generally are exercisable at a price established by the Stock Option Committee equal to at least 100% of the fair market value of the Common Stock on the options' grant date, except that the exercise price with respect to options granted to an individual who owns more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value of the common stock on the date of grant. The full exercise price for shares being purchased must be paid at the time of exercise in cash or, if permitted by the particular option agreement, in whole or in part by delivery of shares of Common Stock having a fair market value (on the delivery date) of not less than the exercise price.

Statement of Financial Accounting Standards No. 123

     The Company accounts for its stock-based compensation related to the Stock Plan and the Non-Employee Plan under APB 25; accordingly, no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's stock on the date of grant. For

                                 INTERCEL, INC.

SFAS 123 pro forma purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                       1996          1995
                                                     --------      --------
Risk-free interest rate............................   6.29%         5.53%
Expected dividend yield............................     0             0
Expected lives.....................................  8.2 Yrs.      7.3 Yrs.
Expected volatility................................    51%           52%

     Using these assumptions, the fair value of the stock options granted in 1996 and 1995 is $5.5 million and $4.7 million, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined consistent with the provisions of SFAS 123, the Company's net loss and pro forma net loss per share, before the cumulative effect of change in accounting principle for 1996 and net income and pro forma net income per share for 1995 would have been as follows (in millions except per share amounts):

                                                         1996       1995
                                                        ------      -----
Net (loss) income:
  As Reported.........................................  $(25.0)     $ 3.0
  Pro Forma...........................................  $(27.0)     $ 2.4
Net (loss) income per share:
  As Reported.........................................  $(1.00)     $0.29
  Pro Forma...........................................  $(1.08)     $0.23

     Because SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

     A summary of the combined status of the Company's Stock and Non-Employee Plans at December 31, 1994, 1995, and 1996 and changes during the years ended December 31, 1995 and 1996 is presented in the following table:

                                                         NUMBER OF      WEIGHTED AVERAGE
                                                          SHARES        PRICE PER SHARE
                                                         ---------      ----------------
Outstanding at December 31, 1994.......................    639,365           $ 6.50
  Granted..............................................    440,200            14.04
  Forfeited............................................    (45,124)           12.90
  Exercised............................................    (39,671)            4.67
                                                         ---------
Outstanding at December 31, 1995.......................    994,770             9.89
  Granted..............................................    788,398            18.63
  Forfeited............................................    (49,707)           16.91
  Exercised............................................    (41,308)            6.29
                                                         ---------
Outstanding at December 31, 1996.......................  1,692,153            13.78
                                                         =========

     The following table summarizes, as of December 31, 1996, for the number of options outstanding, the exercise price range, weighted average exercise price, and remaining contractual lives by year of grant:

                                                                                 WEIGHTED AVERAGE
                                     NUMBER     EXERCISE PRICE     WEIGHTED         REMAINING
YEAR OF GRANT                       OF SHARES        RANGE       AVERAGE PRICE   CONTRACTUAL LIFE
-------------                       ---------   ---------------  -------------   ----------------
1996..............................   762,837    $12.38 - $24.75     $18.63          9.4 Years
1995..............................   389,730    $11.50 - $17.63     $14.18          8.5 Years
Pre-1995..........................   539,586    $ 3.33 - $11.75     $ 6.50          6.4 Years

                                 INTERCEL, INC.

     Total stock options exercisable at December 31, 1996 were 401,264 at a weighted average exercise price of $5.23.

Restricted Stock Plan

     Under the Company's 1995 Employee Restricted Stock Plan adopted by the Board of Directors on April 24, 1995 and approved by stockholders on December 20, 1995 (the "Restricted Stock Plan"), 200,000 shares of authorized but unissued Common Stock, are reserved for issuance, 35,000 shares of which were issued on April 24, 1995 (with a $.01 exercise price) and are outstanding as of December 31, 1996. These restricted stock awards vest in three equal installments on the first, second and third anniversaries of the date of grant. The compensation associated with the restricted grants (i.e., the difference between the market price of the Company's Common Stock on the date of grant and the exercise price) is being amortized ratably over the three year vesting period. Such compensation expense totaled $164,792 and $123,594 for the years ended December 31, 1996 and 1995, respectively. Any unamortized deferred compensation is reflected as a reduction to stockholders' equity in the accompanying consolidated balance sheets. The Restricted Stock Plan is administered by the Compensation Committee of the Board of Directors

7.  INCOME TAXES

     Prior to 1994, the Company was included in the consolidated income tax return of ITC. However, for 1994 and subsequent years, the Company has filed a separate Federal income tax return, and utilization of all credits and net operating loss and other tax carryforwards is evaluated on a stand-alone basis.

     The income tax (benefit) provision reflected in the accompanying financial statements consisted of the following (in millions):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               1996     1995      1994
                                                              ------    -----    ------
Current:
  Federal...................................................   $ 0.0     $1.4     $(0.1)
  State.....................................................     0.0      0.2       0.2
                                                               -----     ----     -----
                                                                 0.0      1.6       0.1
                                                               -----     ----     -----
Deferred:
  Federal...................................................    (1.4)     0.5       1.3
  State.....................................................    (0.3)     0.1       0.1
                                                               -----     ----     -----
                                                                (1.7)     0.6       1.4
                                                               -----     ----     -----
          Total income tax (benefit) provision..............   $(1.7)    $2.2     $ 1.5
                                                               =====     ====     =====

     The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1996      1995      1994
                                                              -----     -----     -----
Statutory federal tax (benefit) provision...................   (34)%      34%       34%
Increase (decrease) in tax (benefit) provision resulting
  from --
  Goodwill amortization.....................................     1         4         6
  Excess Original Issue Discount............................     1         0         0
  State taxes, net of Federal benefit.......................   (10)        5         6
  Other, net................................................     0         0        (1)
  Valuation Allowance.......................................    36         0         0
                                                               ---        --        --
Actual income tax (benefit) provision.......................    (6)%      43%       45%
                                                               ===        ==        ==

                                 INTERCEL, INC.

     The sources of differences between financial accounting and tax basis of assets and liabilities which gave rise to the net deferred tax asset are as follows (in millions):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1995
                                                              ------------   ------------
Deferred assets
  Net operating loss carryforwards..........................     $  7.1         $ 3.1
  Start Up Costs Capitalized................................        4.7           0.0
  Bond Accretion Capitalized................................        4.9           0.0
  Other.....................................................        0.4           0.6
                                                                 ------         -----
                                                                   17.1           3.7
                                                                 ------         -----
Deferred liabilities
  Depreciation..............................................       (3.6)         (1.6)
  Other.....................................................       (0.1)         (0.4)
                                                                 ------         -----
                                                                   (3.7)         (2.0)
                                                                 ------         -----
Net Deferred Tax Asset Before Valuation Allowance...........       13.4           1.7
Valuation Allowance.........................................      (11.2)          0.0
                                                                 ------         -----
Net Deferred Tax Asset......................................        2.2           1.7
Less: Current Portion.......................................        0.0           0.3
                                                                 ------         -----
Deferred Tax Asset -- Non-Current Portion...................     $  2.2         $ 1.4
                                                                 ======         =====

     The Tax Reform Act of 1986 provided for certain limitations on the utilization of net operating loss carryforwards if certain events occur, such as a 50% change in ownership. Also, the net operating loss carryforwards used to affect any taxes calculated as alternative minimum tax could be significantly less than the regular tax net operating loss carryforwards. The net operating loss carryforwards ("NOLs") generated during 1996 will be used first to reduce income taxes paid in 1994 and 1995 ($1.7 million) and then to offset taxable income generated in future years, subject to the applicable limitations and their expiration in 2011. Since it is currently not more likely than not that the net deferred tax assets resulting from the NOLs will be realized, a valuation allowance of $11.2 million has been provided in the accompanying consolidated financial statements.

8.  EMPLOYEE BENEFIT PLANS

     Prior to 1995, as a subsidiary of ITC, the Company included its employees as participants in ITC's pension plan (the "ITC Plan"). The plan provided retirement, disability, and survivor benefits to eligible employees. The plan covered all eligible employees of ITC and its majority-owned subsidiaries, including the Company. The Company's policy was to fund pension cost in accordance with applicable regulations. Total pension cost related to the ITC Plan charged to expense in 1996, 1995 and 1994 was $0.0, $0.3 million and $0.2 million, respectively. As of December 31, 1995, the Company's interest in the ITC Plan's net assets available for benefits and projected benefit obligation were $0.2 and $0.1, respectively, as computed under Statement of Financial Accounting Standards No. 87.

     Prior to the Unicel Acquisition, employees of Unicel were included in the Unitel (the former parent company of Unicel) pension plan. This plan covered all eligible employees of Unitel and Unicel. This plan was curtailed with respect to the Unicel employees participating in the plan and all benefit accruals were frozen as of April 29, 1994. In connection with the Unicel Acquisition, the assets and liabilities of the plan were separated by company and the assets and liabilities of Unicel were the only assets which remained in the plan. As of December 31, 1995, this plan's net assets available for benefits was $0.1 million and the projected benefit obligations was $0.1 million, as computed under Statement of Financial Accounting Standards No. 87.

                                 INTERCEL, INC.

     Effective February 1, 1995, the Company elected to freeze its participation in the ITC Plan and offer a defined contribution 401(k) plan in its place. The 401(k) plan covers all full-time employees. The Company makes an annual discretionary contribution to the plan ($0.4 and $0.2 million in 1996 and 1995, respectively) based on each employee's earnings and matches employee contributions at a rate of 50% of each 1% of employee contributions (up to 2% of employee contributions) subject to applicable regulations.

     On June 1, 1996, the Company spun off all assets attributable to its employees from the ITC Plan into the Unity Cellular Systems, Inc. Pension Plan which was simultaneously renamed the InterCel, Inc. Pension Plan (the "Plan"). Effective November 1, 1996, the Company notified participants in the Plan of the intent to terminate the Plan. Such termination is expected to be completed during the first quarter of 1997 and is not expected to have a material impact on the consolidated financial statements. As of December 31, 1996, the Plan's net assets available for benefits and projected benefit obligation were $0.3 million and $0.3 million, respectively.

9.  COMMITMENTS AND CONTINGENCIES

Leases

     Lease expenses relate to the lease of office and warehouse space, land for cell sites, cell sites, dedicated lines and trunk access facilities, computer equipment, and billboards and include leases with affiliates (Note 10). Rents charged to expense were approximately $3.2 million, $0.5 million and $0.4 million for the years ended December 31, 1996, 1995 and 1994.

     At December 31, 1996, future minimum lease payments under noncancelable operating leases with initial remaining terms of more than one year are as follows (in millions):

1997........................................................  $ 6.2
1998........................................................    5.9
1999........................................................    5.8
2000........................................................    5.6
2001........................................................    3.7
Subsequent years............................................    4.0
                                                              -----
                                                              $31.2
                                                              =====

Equipment Purchase Commitments

     On March 4, 1996, the Company entered into a five-year equipment purchase agreement with Ericsson, Inc. and the Vendor Financing Agreement (Note 4) for the purchase of certain equipment and services required for the initial buildout and operation of the Company's PCS system. Under the terms of the agreement, the Company is required to purchase its first $75 million worth of PCS equipment and services for the Atlanta MTA from Ericsson and utilize Ericsson as the exclusive provider of certain PCS equipment for a period of three years for all its MTAs. The term of exclusivity runs independently for each MTA and commences six months prior to the date the Company first uses the equipment for commercial purposes. The Company's grant of exclusivity is conditioned upon Ericsson's ability to provide sufficient quantities of PCS equipment to meet the Company's needs in the PCS markets, provide commercial service for each PCS market by pre-defined dates, and continue to provide "state of the art" equipment. The Company had total purchases under the agreement of $69.5 million for the year ended December 31, 1996.

     On July 19, 1996, the Company entered into an equipment purchase agreement with Nokia Mobile Phones Americas, Inc. for the purchase of PCS handsets. Under the terms of the agreement, which extends to

                                 INTERCEL, INC.

December 31, 1998, unless terminated in accordance with the provisions therein, the Company is committed to purchase a minimum of 50,000 handsets. The Company had purchased a total of 16,312 handsets under this agreement as of December 31, 1996.

     On August 22, 1996, the Company entered into an equipment purchase agreement with Siemens Rolm Communications, Inc. for the purchase of PCS handsets. Under the terms of the agreement, which extends to May 31, 1999, unless terminated in accordance with the provisions therein, the Company is committed to purchase a minimum of 50,000 handsets. No handsets had been purchased under this agreement as of December 31, 1996.

     On November 1, 1996, the Company entered into an equipment purchase agreement with Mitsubishi Communications, Inc. for the purchase of PCS handsets. Under the terms of the agreement, which extends to April 30, 1999, unless terminated in accordance with the provisions therein, the Company is committed to purchase a minimum of 50,000 handsets. No handsets had been purchased under this agreement as of December 31, 1996.

Litigation

     The Company is subject to litigation related to matters arising in the normal course of business. As of December 31, 1996, management is not aware of any asserted or pending material litigation or claims against the Company.

10.  TRANSACTIONS WITH AFFILIATES

     The Company leases certain dedicated and trunk telephone access lines, as well as certain local and long-distance services, through its former parent, ITC, and certain of ITC's other subsidiaries and related parties. ITC Holding and its subsidiaries also provide various staff and administrative support services for the Company. The total expense recorded by the Company for these services was approximately $2.5 million, $0.6 million and $0.6 million for 1996, 1995 and 1994, respectively.

     The Company purchases certain equipment and services related to the buildout of its PCS system from preferred stockholders and certain of their subsidiaries. The Company's total purchases for equipment and services were $74.5 million in 1996.

     The Company sells cellular telephones and provides cellular services to certain of its affiliates and their employees. Revenues recorded by the Company for these sales and services were approximately $0.3 million, $0.2 million and $0.3 million in 1996, 1995 and 1994, respectively.

     At December 31, 1996, and 1995, the Company owed approximately $0.2 million and $0.1 million, respectively, to ITC and its subsidiaries for amounts due under the agreements discussed above.

11.  BUSINESS SEGMENT DATA

     The Company's operations for 1996 are classified into two business segments: cellular and PCS. Prior to 1996, the Company's operations consisted entirely of cellular operations. Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense. Summarized financial information by business segment for 1996 is as follows (in millions):

                                                              CELLULAR    PCS     TOTAL
                                                              --------   ------   ------
Revenues....................................................   $34.7     $  4.4   $ 39.1
Operating income (loss).....................................    10.4      (39.0)   (28.6)
Net income (loss), after effects of change in accounting
  principle.................................................     8.2      (35.8)   (27.6)
Identifiable assets.........................................    53.7      893.4    947.1

                                 INTERCEL, INC.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                          FIRST    SECOND    THIRD    FOURTH
                                                         -------   -------   ------   -------
                                                         (IN MILLIONS EXCEPT PER SHARE DATA)
1996 Quarters
  Revenues and Sales...................................   $  7.8    $  8.5    $ 9.1    $ 13.7
  Operating Income (Loss)..............................      0.6      (1.2)    (4.3)    (23.7)
  Net Income (Loss) Before Cumulative Effect of Change
     in Accounting Principle...........................      0.5      (1.4)     0.1     (24.2)
  Cumulative Effect of Change in Accounting
     Principle.........................................     (2.6)      0.0      0.0       0.0
  Net (Loss) Income....................................     (2.1)     (1.4)     0.1     (24.2)
  Net (Loss) Income Per Share..........................   $(0.11)   $(0.05)   $ 0.0    $(0.90)
1995 Quarters
  Revenues and Sales...................................   $  6.3    $  7.1    $ 8.0    $  8.0
  Operating Income.....................................      1.1       1.7      2.0       1.7
  Net Income...........................................      0.7       0.9      0.8       0.6
  Net Income Per Share.................................   $ 0.07    $ 0.08    $0.08    $ 0.06
1994 Quarters
  Revenues and Sales...................................   $  4.0    $  5.3    $ 6.1    $  6.4
  Operating Income.....................................      0.7       0.8      1.5       1.0
  Net Income...........................................      0.3       0.3      0.8       0.5
  Net Income Per Share.................................   $ 0.04    $ 0.03    $0.07    $ 0.05

13.  ASSET SALE

     Pursuant to an Asset Purchase Agreement, dated as of December 23, 1996, between Unicel (the "Seller"), Intercel Licenses, Inc. (the "Licensee"), a wholly owned subsidiary of the Company, and Rural Cellular Corporation (the "Purchaser"), the Purchaser agreed to acquire substantially all the assets and FCC licenses of the Seller, constituting the Seller's cellular telephone operations in Maine, for approximately $77.4 million (the "Sale"). Closing of the Sale is conditioned upon financing being obtained by the Purchaser, receipt by Seller of consents from various parties to contracts with Seller and receipt of all required regulatory approvals. The Sale is also subject to right of first refusal by Cellco Partnership ("Cellco"), which owns the remaining 49% interest in the Northern Maine Partnership. If Cellco exercises its right of first refusal, the purchase price paid by the Purchaser could be reduced by approximately $12.8 million (the portion of the purchase price allocated to the Company's interest in the Partnership). The price that would then be paid by Cellco upon exercise of its right of first refusal has not yet been determined. If Cellco and the Seller are unable to agree upon a purchase price, the purchase price may, as contemplated in the agreement governing the Partnership, be determined by appraisal.

14.  SUBSEQUENT EVENTS

     On January 15, 1997, the FCC announced its acceptance of the Company's bid for PCS licenses in the D and E block auctions for 13 BTAs covering approximately 6.8 million persons located in Kentucky, Tennessee and Indiana (according to industry publications). The winning bid amounts for these licenses totaled approximately $31 million. In connection with this bid acceptance, the Company was charged a bid withdrawal penalty of $1.2 million, which is included in other expense in the accompanying consolidated statements of operations.

     The Company intends to seek additional debt and equity financing in 1997 to finance the purchase of the D and E block licenses and the initial buildout of these properties. There can be no assurance that these financings will be completed.

                                 INTERCEL, INC.

     While there are numerous cellular telephone systems operating in the United States and other countries, the wireless telecommunications industry has only limited operating history. Achieving profitable PCS operations will require successfully competing with other PCS providers in all of its markets, as well as with both existing and other future wireless providers. In addition, successful PCS operations will require the development of products which are at least as commercially effective as its wireless competitors. Any failure to anticipate and respond to changes to technology and customer wants could have an adverse effect on the PCS business.

     Management anticipates incurring significantly greater expenses in future periods as a result of the PCS line of business. As a result of such increased expenses, management expects to incur significant operating losses in the future. These losses and negative cash flow are expected to increase during the initial years of the PCS System buildout and operation. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operating activities in the future. If the Company cannon achieve profitability or positive cash flow from operating activities, it may not be able to meet its debt service or working capital requirements.

     The successful implementation of the Company's PCS strategy is necessary for the Company to be able to meet its debt service requirements. The buildout of the PCS System may require substantial additional capital. In addition, the Company's ability to satisfy its obligations once the PCS System is operational will be dependent upon the Company's future performance, which is subject to a number of factors, many of which are beyond the Company's control. There can be no assurance that the Company can complete the PCS System or that, once completed, the Company will generate sufficient cash flow from operating activities to meet its debt service and working capital requirements. In such an event, the Company would need to refinance its indebtedness at maturity. The Company's ability to refinance indebtedness will depend on, among other things, its financial condition at the time, the restrictions in the instruments governing its indebtedness and other factors, including market conditions, beyond the control of the Company. In addition, in the event the implementation of the PCS System is delayed or the Company does not generate sufficient cash flow to meet its debt service requirements, the Company may need to seek additional financing. There can be no assurance that any such financing or refinancing could be obtained on terms that are acceptable to the Company. In the absence of such financing or refinancing, the Company could be forced to dispose of assets in order to make up for any shortfall in the payments due on its indebtedness under circumstances that might not be favorable to realizing the highest price for such assets. A substantial portion of the Company's assets consist of intangible assets, principally licenses granted by the FCC, the value of which will depend upon a variety of factors (including the success of the Company's PCS and cellular businesses and the wireless telecommunications industry in general). In addition, transfers of interests in such licenses are subject to FCC approval. As a result, there can be no assurance that the Company's assets could be sold quickly enough, or for sufficient amounts, to enable the Company to meet its obligations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of INTERCEL, INC. and its subsidiaries included in this FORM 10-K and have issued our report thereon dated February 3, 1997 (except for Note 14, as to which the date is March 12, 1997). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 3, 1997 (except for Note 14, as to which the date is March 13, 1997)

                                 INTERCEL, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


              COLUMN A                                     COLUMN B           COLUMN C         COLUMN D             COLUMN E
--------------------------------------------              ------------        ----------    ------------------    --------------

                                                           BALANCE AT         ADDITIONS
                                                          BEGINNING OF        CHARGED TO    WRITE-OFFS, NET OF    BALANCE AT END
           CLASSIFICATION                                   PERIOD             INCOME          RECOVERIES          OF PERIOD
--------------------------------------------              ------------        ----------    ------------------    --------------
FOR THE YEAR ENDED DECEMBER 31, 1996
Allowance for Doubtful Accounts                              249,454           997,372         (1,029,826)           217,000
Allowance for Obsolete Inventory                             127,694           252,662           (326,886)            53,470
                                                             -------         ---------         ----------            -------
                                                             377,148         1,250,034         (1,356,712)           270,470
                                                             =======         =========         ==========            =======

FOR THE YEAR ENDED DECEMBER 31, 1995
Allowance for Doubtful Accounts                              271,003           768,671           (790,220)           249,454
Allowance for Obsolete Inventory                             139,142           120,019           (131,467)           127,694
                                                             -------         ---------         ----------            -------
                                                             410,145           888,690           (921,687)           377,148
                                                             =======         =========         ==========            =======

FOR THE YEAR ENDED DECEMBER 31, 1994
Allowance for Doubtful Accounts                               98,798           476,203           (303,998)           271,003
Allowance for Obsolete Inventory                              25,000           114,142                  0            139,142
                                                             -------         ---------         ----------            -------
                                                             123,798           590,345           (303,998)           410,145
                                                             =======         =========         ==========            =======

                                        EXHIBIT INDEX

  Exhibit
  Number                      Exhibit Description                                                                      Page
  ------                      -------------------                                                                      ----
  *      2(a)      Business Combination Agreement dated as of August 23, 1995 by and among InterCel, Inc.,
                   Powertel PCS Partners, L.P., the partners of Powertel PCS Partners, L.P. and the stockholders of certain of the partners of Powertel PCS Partners, L.P. (Filed as
                   Exhibit 2(a) to Registration Statement on Form S-1, File No. 33-96218 ("February 1996
                   Form S-1"), and incorporated herein by reference.).................................................
  *      2(b)      Amended and Restated Business Combination Agreement dated as of August 12, 1993 among Unity Telephone Company, InterCel, Inc. and certain stockholders of Unity
                   Telephone Company, with  Exhibits. (Filed as Exhibit 2 to Registration Statement
                   on Form S-1, File No. 33-72734 ("1993 Form  S-1"), and incorporated herein by reference.)........................................................................................
  *      2(c)      Letter Agreement dated January 31, 1994 among Bert G. Clifford, Coral B. Clifford and InterCel, Inc. (Filed as Exhibit 2(a) to 1993 Form S-1 and incorporated herein by reference.).....................................................................................
  *      2(d)      Amendment No. 1 to Business Combination Agreement dated as of October 17, 1995 between InterCel, Inc. and InterCel PCS Services, Inc. (Filed as Exhibit 2(d)
                   to February 1996 Form S-1 and incorporated herein by reference.)...................................
  *      3(a)      Restated Certificate of Incorporation dated June 3, 1992 of InterCel, Inc.
                   (Filed as Exhibit 3(a) to 1993 Form S-1 and incorporated herein by reference.).....................
  *      3(b)      Second Restated Certificate of Incorporation of InterCel, Inc. (Filed as
                   Exhibit 3(b) to February 1996 Form S-1 and incorporated herein by reference.)......................
  *      3(c)      Restated By-laws of InterCel, Inc. (Filed as Exhibit 3(b) to 1993 Form S-1 and
                   incorporated herein by reference.).................................................................
  *      4(a)      Indenture dated as of February 7, 1996 between InterCel, Inc. and Bankers Trust
                   Company, as Trustee, relating to the 12% Senior Discount Notes Due 2006 of
                   InterCel, Inc. (Filed as Exhibit 4(a) to February 1996 Form S-1 and incorporated herein by reference.)..............................................................................
  *      4(b)      Warrant Agreement dated as of February 7, 1996 between InterCel, Inc. and Bankers
                   Trust Company, as Warrant Agent. (Filed as Exhibit 4(b) to February 1996 Form S-1
                   and incorporated herein by reference.).............................................................
  *      4(c)      Form of Indenture (including form of Note) between InterCel, Inc. and Bankers
                   Trust Company, as Trustee, relating to the 12% Senior Discount Notes Due 2006 of InterCel, Inc. (Filed as Exhibit 4(c) to Registration Statement on Form S-1,
                   File No. 333-2748 (the "April  1996 Form S-1") and incorporated herein by reference.)..............
  *      4(d)      Certificate of Designations, Powers, Preferences and Relative, Participating
                   or Other Rights, and the Qualifications, Limitations or Restrictions Thereof,
                   of Series A Convertible Preferred Stock of InterCel, Inc. (Filed as Exhibit
                   10(tt) to the Form 10-Q for the quarter ended September 30, 1996 (the "1996
                   Third Quarter 10-Q"), and incorporated herein by reference.).......................................
  *      4(e)      Certificate of Designations, Powers, Preferences and Relative, Participating or
                   Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of
                   Series B Convertible Preferred Stock of InterCel, Inc. (Filed as Exhibit 10(uu)
                   to the 1996 Third Quarter 10-Q and incorporated herein by reference.)..............................
         4(f)      Certificate of Designations, Powers, Preferences and Relative, Participating or Other
                   Rights, and the Qualifications, Limitations or Restrictions Thereof, of Series C
                   Convertible Preferred Stock of InterCel, Inc.......................................................
         4(g)      Certificate of Designations, Powers, Preferences and Relative, Participating or
                   Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of Series D
                   Convertible Preferred Stock of InterCel, Inc.......................................................
  *     10(a)      Building Lease dated November 1, 1991 between InterCel, Inc. and Riverside Corporation.
                   (Filed as Exhibit 10(q) to Annual Report on Form 10-K for the year ended December 31,
                   1991, File No. 33-41230 and incorporated herein by reference.).....................................
  *     10(b)      InterCel, Inc. 1995 Employee Restricted Stock Plan (as amended on November 17, 1995).
                   (Filed as Exhibit 10(e) to February 1996 Form S-1 and incorporated herein by reference.)...........

                                                                                                                        Page
                                                                                                                        ----
  *     10(c)      InterCel, Inc. 1991 Stock Option Plan (as amended on November 17, 1995). (Filed as
                   Exhibit 10(f) to February 1996 Form S-1 and incorporated herein by reference.)......................
  *     10(d)      InterCel, Inc. Amended Nonemployee Stock Option Plan. (Filed as Exhibit 10(q) to
                   Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-23102
                   ("1994 Form 10-K"), and incorporated herein by reference.)..........................................
  *     10(e)      Amended and Restated Option Agreement dated as of October 29, 1993 among InterCel,
                   Inc., Bert G. Clifford and Coral B. Clifford. (Filed as Exhibit 10(gg) to 1993
                   Form S-1 and incorporated herein by reference.).....................................................
  *     10(f)      Directed Employee Benefit Trust Agreement between The Charles Schwab Trust Company and InterCel, Inc. (Filed as Exhibit 10(jjj) to 1994 Form 10-K and incorporated herein by reference.) ..............................................................................
  *     10(g)      InterCel, Inc. 401(k) Profit Sharing Plan. (Filed as Exhibit 10(j) to February 1996
                   Form S-1 and incorporated herein by reference.).....................................................
  *     10(h)      Defined Benefit Pension Plan and Trust Adoption Agreement (Unity Telephone Company)
                   dated as of January 15, 1984. (Filed as Exhibit 10(ss) to 1993 Form S-1 and
                   incorporated herein by reference.)..................................................................
  *     10(i)      Defined Benefit Pension Plan (Unity Telephone Company). (Filed as Exhibit 10(tt)
                   to 1993 Form S-1 and incorporated herein by reference.).............................................
  *     10(j)      Amendment to Unity Telephone Company Pension Plan dated June 29, 1992. (Filed as
                   Exhibit 10(uu) to 1993 Form S-1 and incorporated herein by reference.)..............................
  *     10(k)      Software License Agreement between InterCel, Inc. and Systematics Telecommunications
                   Services, Inc. dated July 24, 1992. (Filed as Exhibit 10(aa) to 1992 Form 10-KSB and
                   incorporated herein by reference.)..................................................................
  *     10(l)      Lease Agreement dated August 17, 1992 between InterCel, Inc. and Eastern Telecom.
                   (Filed as Exhibit 10(cc) to 1992 Form 10-KSB and incorporated herein by reference.).................
  *     10(m)      Customer Acceptance Agreement dated December 21, 1992 between InterCel, Inc.
                   and Interstate/Valley Telephone Company. (Filed as Exhibit 10(gg) to 1992 Form
                   10-KSB and incorporated herein by reference.).......................................................
  *     10(n)      Agreement dated as of October 29, 1993 among InterCel, Inc., Unity Cellular
                   Systems, Inc., and New York Cellular Geographic Service Area, Inc. (Filed as
                   Exhibit 10(hh) to 1993 Form S-1 and incorporated herein by reference.)..............................
  *     10(o)      Letter Agreement dated January 24, 1995 among InterCel, Inc., Unity Cellular
                   Systems, Inc. and New York Cellular Geographic Service Area, Inc. amending
                   Agreement dated October 29, 1993 among the same parties filed as Exhibit 10(q).
                   (Filed as Exhibit 10(xxx) to 1994 Form 10-K and incorporated herein by reference.)..................
  *     10(p)      Directors and Officers Insurance and Company Reimbursement Policy. (Filed as
                   Exhibit 10(ii) to 1993 Form S-1 and incorporated herein by reference.)..............................
  *     10(q)      Form of Indemnity Agreement. (Filed as Exhibit 10(jj) to 1993 Form S-1 and
                   incorporated herein by reference.)..................................................................
  *     10(r)      Partnership Agreement dated as of June 1, 1992 between New York Cellular
                   Geographic Service Area, Inc. and Unity Cellular Systems, Inc. (Filed as
                   Exhibit 10(qq) to 1993 Form S-1 and incorporated herein by reference.)..............................
  *     10(s)      Software Product License Agreement dated May 2, 1988 between NovAtel
                   Communications Ltd. and Unity Cellular Systems, Inc. (Filed as Exhibit 10(rr)
                   to 1993 Form S-1 and incorporated herein by reference.).............................................
  *     10(t)      Agreement dated July 28, 1995 between InterCel, Inc. and GGT U.S.A./South, Inc.
                   d/b/a Bright House. (Filed as Exhibit 10(oo) to February 1996 Form S-1 and
                   incorporated herein by reference.)..................................................................
  *     10(u)      DMS-MTX Cellular Supply Agreement dated March 29, 1995 between InterCel, Inc.
                   and Northern Telecom Inc. (Filed as Exhibit 10(pp) to February 1996 Form S-1 and
                   incorporated herein by reference.)..................................................................
  *     10(v)      Amendment No. 1 to DMS-MTX Cellular Supply Agreement between InterCel, Inc. and
                   Northern Telecom Inc. dated August 9, 1995. (Filed as Exhibit 10(qq) to February
                   1996 Form S-1 and incorporated herein by reference.)................................................
  *     10(w)      DMS-MTX Cellular Supply Agreement dated August 9, 1995 between Unity Cellular
                   Systems, Inc. d/b/a Unicel and Northern Telecom Inc. (Filed as Exhibit 10(rr) to
                   February 1996 Form S-1 and incorporated herein by reference.).......................................
  *     10(x)      Information and Network Products and Services Agreement dated May 16, 1994 between
                   Unity Cellular Systems, Inc. d/b/a Unicel and GTE Telecommunication Services
                   Incorporated. (Filed as Exhibit 10(tt) to February 1996 Form S-1 and incorporated herein by reference.)...............................................................................
  *     10(y)      Information and Network Products and Services Agreement dated June 16, 1994 between InterCel, Inc. and GTE Telecommunications Service Incorporated. (Filed
                   as Exhibit 10(uu) to February 1996 Form S-1 and incorporated herein by reference.)..................
  *     10(z)      Site Acquisition Services Agreement entered into as of September 18, 1995, by and between Telesite Services, L.L.C. and Powertel PCS Partners, L.P. (Filed as Exhibit
                   10(vv) to February 1996 Form S-1 and incorporated herein by reference.).............................
  *    10(aa)      Site Acquisition Services Agreement entered into as of September 15, 1995, by and between Silvergate, L.L.C. and Powertel PCS Partners, L.P. (Filed as Exhibit 10(ww)
                   to February 1996 Form S-1 and incorporated herein by reference.)....................................
  *    10(bb)      Site Acquisition Services Agreement entered into as of September 20, 1995, by and between Teletronics, Inc. and Powertel PCS Partners, L.P. (Filed as Exhibit 10(xx)
                   to February 1996 Form S-1 and incorporated herein by reference.)....................................
  *    10(cc)      Amendment No. 1 to Site Acquisition Services Agreement entered into as of December
                   4, 1995 by and between Silvergate, L.L.C. and Powertel PCS Partners, L.P. (Filed
                   as Exhibit 10(yy) to February 1996 Form S-1 and incorporated herein by reference.)..................
  *    10(dd)      ITC Holding Company, Inc. Employees Pension Plan and Trust (as amended on December
                   15, 1994). (Filed as Exhibit 10(zz) to February 1996 Form S-1 and incorporated herein by reference.)......................................................................................
  *    10(ee)      Memorandum of Understanding dated January 19, 1996 between InterCel, Inc. and
                   Ericsson, Inc. (Filed as Exhibit 10(aaa) to February 1996 Form S-1 and incorporated herein by reference.)...............................................................................
  *    10(ff)      Credit Agreement dated as of March 4, 1996 among InterCel PCS Services, Inc., as
                   Borrower, and Ericsson Inc., as Initial Lender, and Ericsson Inc. as Agent. (Filed
                   as Exhibit 10(nn) to April 1996 Form S-1 and incorporated herein by reference.).....................
  *    10(gg)      Stock Purchase Agreement dated as of March 4, 1996 between InterCel, Inc. and MPX
                   Systems, Inc. (Filed as Exhibit 10(oo) to April 1996 Form S-1 and incorporated herein by reference.)...............................................................................
  *    10(hh)      Stock Purchase Agreement dated as of March 4, 1996 between InterCel, Inc. and Ericsson Inc.
                   (Filed as Exhibit 10(pp) to April 1996 Form S-1 and incorporated herein by reference.)..............
  *    10(ii)      Asset Purchase Agreement dated as of March 5, 1996 by and between GTE Mobilnet
                   Incorporated, InterCel Atlanta Licenses, Inc. and InterCel, Inc. (Filed as Exhibit 10(qq)
                   to April 1996 Form S-1 and incorporated herein by reference.).......................................
  *    10(jj)      Acquisition Agreement dated as of March 4, 1996 between InterCel PCS Services, Inc.
                   and Ericsson, Inc. (Filed as Exhibit 10(rr) to April 1996 Form S-1 and incorporated herein by reference.)...............................................................................


                                                                                                                       Page
                                                                                                                       ----
  *    10(kk)      Second Amendment to InterCel, Inc. Pension Plan dated as of August 21, 1996.
                   (Filed as Exhibit 10(ss) to the 1996 Third Quarter 10-Q and incorporated herein by reference).......................................................................................
  *    10(ll)      License Agreement between LHS Communications, Inc. and Powertel, Inc. dated August
                   2, 1996. (Filed as Exhibit 10(vv) to the 1996 Third Quarter 10-Q and incorporated herein by reference.)...............................................................................
  *    10(mm)      Amendment No. 1 to the Credit Agreement by and among Powertel, Inc. as Borrower,
                   Ericsson, Inc., as Initial Lender, and Ericsson, Inc., as Agent, dated as of
                   October 31, 1996. (Filed as Exhibit 10(ww) to the 1996 Third Quarter 10-Q and
                   incorporated herein by reference.)..................................................................
  *    10(nn)      Third Restated Certificate of Incorporation of InterCel, Inc. (Filed as Exhibit
                   10(yy) to the 1996 Third Quarter 10-Q and incorporated herein by reference.)........................
  *    10(oo)      Asset Purchase Agreement dated December 23, 1996 by and among Rural Cellular
                   Corporation, Unity Cellular Systems, Inc., InterCel Licenses, Inc. and InterCel,
                   Inc. (Filed as Exhibit 99.1 to the Form 8-K dated January 8, 1997 and incorporated herein by reference.)...............................................................................
       10(pp)      Stock Purchase Agreement dated as of March 14, 1997 between InterCel, Inc. and
                   SCANA Communications, Inc...........................................................................
       10(qq)      Escrow Agreement dated as of March 14, 1997 by and among InterCel, Inc., SCANA
                   Communications, Inc. and Bankers Trust Company, as Escrow Agent.....................................
       10(rr)      Stock Purchase Agreement dated as of March 14, 1997 between InterCel, Inc. and
                   The Huff Alternative Income Fund, L.P...............................................................
       10(ss)      Escrow Agreement dated as of March 14, 1997 by and among InterCel, Inc., The Huff
                   Alternative Income Fund, L.P. and Bankers Trust Company, as Escrow Agent............................
       11          Statement regarding Computation of Per Share Earnings...............................................
       12          Statement regarding Computation of Ratio of Earnings to Fixed Charges...............................
       18          Letter from Arthur Andersen LLP regarding Change in Accounting Principle............................
       21          Subsidiaries of InterCel, Inc.......................................................................
       23          Consent of Arthur Andersen LLP......................................................................
       24          Powers of Attorney for the following individuals: Campbell B. Lanier, III, O. Gene
                   Gabbard, Lawrence M. Gressette, Jr., William H. Scott, III, William B. Timmerman,
                   Donald W. Weber, Donald W. Burton, Bert G. Clifford and Maurice P. O'Connor (included on signature page hereto)..............................................................................
       27          Financial Data Schedule (for SEC use only)..........................................................
       99          Press release dated March 17, 1997 regarding offerings of Senior Notes and Preferred Stock..........
  --------------------------------

  *              Previously filed.