Form 10-Q
period 1997-03-31
INTERCEL INC/DE
filed 1997-05-15
CIK 876318

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended March 31, 1997

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________ to __________


                        Commission File Number:  0-23102


                                 INTERCEL, INC.
             (Exact name of registrant as specified in its charter)



          DELAWARE                                             58-1944750
  (State of Incorporation)                                  (I.R.S. employer
                                                           identification no.)

1233 O.G. SKINNER DRIVE
WEST POINT, GEORGIA                                               31833
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code:  (706) 645-2000

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X      No
                                                   ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at March 31, 1997

Common Stock at $.01 par value                          26,864,511

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 INTERCEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                        MARCH 31,     DECEMBER 31,
                                                                          1997           1996
                                                                        --------      -----------
                               ASSETS                                    (DOLLARS IN THOUSANDS)
CURRENT ASSETS:
   Cash and Cash Equivalents                                            $207,511        $185,525
   Short term Investments                                                      -          75,659
   Accounts Receivable - Net of Allowance for Doubtful Accounts           13,131           8,228
   Inventories                                                            19,372           7,805
   Prepaid Expenses and Other                                              2,271          12,642
                                                                        --------        --------
                                                                         242,285         289,859
                                                                        --------        --------

PROPERTY AND EQUIPMENT, AT COST:                                         303,035         261,251
   Less: Accumulated Depreciation                                        (18,322)         (9,982)
                                                                        --------        --------
                                                                         284,713         251,269
                                                                        --------        --------

OTHER ASSETS:
   Licenses, net                                                         406,567         365,964
   Goodwill, net                                                          22,518          22,670
   Deferred Offering Costs, net                                           13,377          13,687
   Deferred Income Taxes                                                   2,776           2,190
   Deferred Charges and Other, net                                           858           1,478
                                                                        --------        --------
                                                                         446,096         405,989
                                                                        --------        --------
     Total Assets                                                       $973,094        $947,117
                                                                        ========        ========


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable - Trade                                             $ 28,158        $  7,723
   Advance Billings and Customer Deposits                                  2,008           1,352
   Accrued Construction Costs                                              2,211          15,214
   Accrued Taxes Other than Income                                         4,443           3,609
   Accrued Other                                                           4,707           5,494
   Current Portion of Long Term Obligations                                  112             118
                                                                        --------        --------
                                                                          41,639          33,510
                                                                        --------        --------

LONG TERM OBLIGATIONS:
  12% Senior Discount Notes due February 2006                            223,080         216,465
  12% Senior Discount Notes due May 2006                                 223,738         217,345
  Vendor Financing Agreement                                             103,833          69,514
  Other                                                                      715             741
                                                                        --------        --------
                                                                         551,366         504,065
                                                                        --------        --------

COMMITMENTS AND CONTINGENCIES:                                                 -               -

MINORITY INTEREST IN SUBSIDIARY:                                           2,602           2,535

STOCKHOLDERS' EQUITY:
   Series A Convertible Preferred Stock                                        1               1
   Series B Convertible Preferred Stock                                        1               1
   Common Stock                                                              269             269
   Paid-in Capital                                                       430,058         430,053
   Accumulated Deficit                                                   (52,332)        (22,766)
   Deferred  Compensation                                                   (165)           (206)
   Treasury Stock                                                           (345)           (345)
                                                                        --------        --------
                                                                         377,487         407,007
                                                                        --------        --------
     Total Liabilities and Stockholders' Equity                         $973,094        $947,117
                                                                        ========        ========


            The accompanying condensed notes to financial statements
                   are an integral part of these statements.

                                 INTERCEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 1997          1996
                                                               --------       -------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES AND SALES:
   Monthly Access Revenue                                      $  8,540       $ 3,428
   Airtime Revenue                                                1,827         1,317
   Roaming Revenue                                                1,242         1,503
   Toll Revenue                                                   1,290           578
   Installation and Connection Revenue                              667            81
   Other Revenue                                                    518            89
                                                               --------       -------
     Total Service Revenues                                      14,084         6,996
   Equipment Sales                                                5,025           854
                                                               --------       -------
     Total Revenues and Sales                                    19,109         7,850
                                                               --------       -------

OPERATING EXPENSES:
   Cost of Services                                               5,428           684
   Cost of Equipment Sold                                        11,987           694
   Operations                                                     3,809         1,204
   Selling and Marketing                                          5,237         1,274
   General and Administrative                                     7,680         1,810
   Depreciation                                                   8,340           731
   Amortization                                                   1,178           881
                                                               --------       -------
     Total Operating Expenses                                    43,659         7,278
                                                               --------       -------

OPERATING (LOSS) INCOME:                                        (24,550)          572
                                                               --------       -------

OTHER EXPENSE (INCOME):
   Net Interest Expense (Income)                                  4,543          (739)
   Miscellaneous Expense                                            473           303
                                                               --------       -------
     Total Other Expense (Income)                                 5,016          (436)
                                                               --------       -------

(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     (29,566)        1,008
   Income Tax (Provision) Benefit                                     -          (472)
                                                               --------       -------

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                      (29,566)          536
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                   0        (2,583)
                                                               --------       -------
     NET LOSS                                                  $(29,566)      $(2,047)
                                                               ========       =======


PER SHARE DATA:
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                     $  (1.10)      $  0.03
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                0.00         (0.13)
                                                               --------       -------
NET LOSS PER COMMON SHARE                                      $  (1.10)      $ (0.10)
                                                               ========       =======

AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING                                                   26,812        19,899
                                                               ========       =======


            The accompanying condensed notes to financial statements
                   are an integral part of these statements.

                                 INTERCEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                             1997         1996
                                                                           --------     --------
                                                                           (DOLLARS IN THOUSANDS)
Cash Flows (Used In) Provided From Operating Activities:
    Net Loss                                                               $(29,566)    $ (2,047)
   Adjustments to Reconcile Net Loss to Net Cash
       (Used In) Provided From Operating Activities -
   Minority Interest in Loss of Subsidiary                                     (113)         (79)
   Cumulative Effect of Change in Accounting Principle                            -        2,583
   Loss on Equity Investment                                                      -           34
   Depreciation and Amortization                                              9,518        1,612
   Bond Accretion                                                             6,320        1,328
   Amortization of Deferred Offering Costs                                      375            -
   Deferred Compensation - Restricted Stock                                      41           41
   Deferred Taxes, Net                                                            -           20
   Changes in Assets and Liabilities:
         Increase in Accounts Receivable                                     (4,903)        (174)
         (Increase) Decrease in Inventories                                 (11,567)          81
         Decrease in Prepaid Expenses and Other                              10,371          125
         Increase in Deferred Charges and Other                                 (31)        (697)
         Increase in Accounts Payable                                        20,435        1,058
         Decrease in Accrued Expenses                                       (50,207)        (796)
         Increase in Advance Billings and Customer Deposits                     656           38
                                                                           --------     --------
                Net Cash (Used In) Provided From Operating Activities       (48,671)       3,127
                                                                           --------     --------

Cash Flows Provided From (Used In) Investing Activities:
   Capital Expenditures                                                     (36,209)     (10,874)
   Cash Acquired in Powertel Business Combination                                 -       15,379
   Short-Term Investments                                                    75,659      (29,388)
   Microwave Relocation Cost                                                 (3,265)           -
                                                                           --------     --------
               Net Cash Provided From (Used In) Investing Activities         36,185      (24,883)
                                                                           --------     --------

Cash Flows From Financing Activities:
   Proceeds from Sale of  Stock, Net                                              5      111,446
   Proceeds from Issuance of Senior Notes, Net                                    -      192,998
   Borrowings Under Vendor Financing Agreement                               34,319            -
   Repayments of Long-term Obligations                                           (6)     (28,102)
   Other                                                                        154          224
                                                                           --------     --------
               Net Cash Provided From Financing Activities                   34,472      276,566
                                                                           --------     --------

Net Increase in Cash                                                         21,986      254,810
Cash and Cash Equivalents at Beginning of Period                            185,525          630
                                                                           --------     --------
Cash and Cash Equivalents at End of Period                                 $207,511     $255,440
                                                                           ========     ========


            The accompanying condensed notes to financial statements
                   are an integral part of these statements.

                                 INTERCEL, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to
         Article 10 of Regulation S-X. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. Certain prior year amounts have been reclassified to conform with the current period presentation.

3.       On May 1, 1997 (the "Closing Date"), pursuant to an Asset
         Purchase Agreement dated as of December 23, 1996, Unity Cellular Systems, Inc. ("Unicel") and Intercel Licenses, Inc. (the "Licensee"), each a wholly owned subsidiary of the Company, sold and assigned (the "Maine Disposition") to MRCC, Inc., a wholly owned subsidiary of Rural Cellular Corporation ("Rural Cellular"): (i) substantially all of the assets and rights of Unicel, including Unicel's 51% general partnership interest in the Northern Maine Cellular Partnership; and
         (ii) the FCC licenses held by Licensee to provide cellular and microwave service in the Bangor, Maine RSA and Maine RSA3 and to provide microwave service in Maine RSA2. On the Closing Date, MRCC, Inc. paid the Seller $71,799 in cash and paid $5,405 into escrow.
         The following unaudited pro forma condensed consolidated statements of operations assume the sale occurred at the beginning of each period presented. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.



                                                                      Three Months Ended March 31,
                                                                              (unaudited)
                                                             ----------------------------------------------
                                                                Pro Forma                    Pro Forma
                                                                   1997                        1996
                                                             ---------------              -----------------
                                                             (Dollars in thousands, except per share data)
              Total Revenues and Sales  . . . . . . . . .    $        15,614              $           4,399
              Net Loss  . . . . . . . . . . . . . . . . .            (29,961)                        (2,028)
              Net Loss Per Common Share . . . . . . . . .    $         (1.12)             $           (0.10)

4. On May 5, 1997, the FCC officially granted the Company PCS licenses for which the Company was the winning bidder in the D/E/F block auctions for 13 Basic Trading Areas covering approximately 6.8 million persons (according to industry publications) located in Kentucky, Tennessee, Illinois and Indiana for a purchase price of $31.2 million, of which $6.2 million had previously been paid by the Company. On May 12, 1997, the Company paid the remaining $25 million and took possession of these licenses.

5. During first quarter 1996, the Company changed its method of accounting for costs incurred in connection with certain promotional programs under which the Company's cellular customers received discounted cellular equipment or airtime usage credits. Under its previous accounting method, all such costs were deferred and amortized over the life of the related non-cancelable cellular telephone service agreements. Under the new accounting method, the costs are expensed as incurred. This change in accounting principle resulted in a total nonrecurring charge for the cumulative effect of this accounting change, net of taxes, of approximately $2.6 million. Additionally, such costs are not deferred in conjunction with the acquisition of PCS customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         InterCel, Inc. ("InterCel" or the "Company") provides personal communications services ("PCS") in the southeastern United States under the name "Powertel" and cellular telephone service in contiguous portions of western Georgia and eastern Alabama under the name "InterCel." On May 1, 1997, the Company sold substantially all the assets related to its cellular telephone operations in the State of Maine for approximately $77.2 million.

        InterCel's PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.3 million people in the Major Trading Areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama (all MTAs collectively, the "Current PCS Markets"); and in 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee. InterCel first introduced its PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, has launched its PCS services in an additional 14 markets in Alabama, Florida, Georgia, Mississippi and Tennessee. In all of these markets, the Company was the first to offer PCS services commercially. InterCel intends to continue to rapidly build out its PCS network and to launch its PCS services.

        In the Federal Communication Commission's D/E/F Auctions, the Company acquired both the 10 MHz "D" block and the 10 MHz "E" block licenses in each of the BTAs of Evansville, Indiana; Lexington, Louisville, Bowling Green-Glasgow, Corbin, Madisonville, Owensboro, Paducah-Murray-Mayfield and Somerset, Kentucky; Nashville and Cookeville, Tennessee; and Hopkinsville, Kentucky-Clarksville, Tennessee; and the 10 MHz "E" block license in the Knoxville, Tennessee BTA (collectively, the "Kentucky/Tennessee BTAs" and together with the Current PCS Markets, the "PCS Markets"). These licenses encompass an area of approximately 66,000 square miles with a population of approximately 6.8 million people. With the addition of the Kentucky/Tennessee BTAs, InterCel has one of the largest contiguous PCS footprints in the southeastern United States. On May 5, 1997, the FCC officially granted the Company these PCS licenses for a purchase price of $31.2 million, of which $6.2 million had previously been paid. On May 12, 1997, the Company paid the remaining $25 million and took possession of these licenses.

         Average revenues per subscriber in the wireless industry have declined during recent years and are expected to continue to decline in the future. The Company believes that this downward trend is the result of the addition of lower usage customers who utilize cellular service for security, personal convenience or as backup for their traditional landline telephones. In addition, the Company expects that revenue per minute will continue to decline as competition within the wireless telecommunications industry intensifies. The Company believes the effect of this trend on the Company's earnings will be mitigated by corresponding increases in the number of subscribers and the number of minutes of usage per subscriber.

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

         As a result of: (i) the significant costs required to build out and maintain the PCS system, hire and manage the required personnel to operate the PCS business and market its services; (ii) the significant subsidization of PCS handsets to customers; and (iii) the depreciation of PCS equipment and amortization of the PCS licenses, the Company incurred an operating loss of $24.6 million for the quarter ended March 31, 1997. The Company expects to continue subsidizing the cost of PCS handsets to customers for the foreseeable future and expects that negative PCS equipment margins will continue to contribute significantly to future operating results. The Company expects to continue incurring significant operating losses during the remainder of 1997 and thereafter as it continues to build out its PCS system and build its PCS customer base.

         Minimizing customer attrition, or "churn," becomes a greater challenge as the subscriber base grows and the marketplace becomes more competitive. The Company achieved an average monthly churn rate of 1.5% and 2.3%, respectively, for its cellular and PCS lines of business for the quarter ended March 31, 1997. The Company believes that it may experience an increase in its PCS churn rate during the current year related to the disconnection of non-paying customers. However, the Company expects to minimize the impact of such increase by focusing efforts on collections and consistently high levels of customer satisfaction coupled with a proactive customer retention program.

         The Company offers its PCS customers a choice of multiple pricing plans, with varying amounts of unbilled or "free" minutes included in the monthly access charge. From November 29, 1996 to January 18, 1997, the Company offered its customers a special, limited-time promotional pricing plan (the "Prestige Partners Promotion") in all of its operational markets. This special limited-time promotional pricing plan offered unlimited local airtime through December 31, 1997 (with the exception of certain subscribers in the Memphis area who were unable to obtain the PCS handset model of their choice due to a shortage in that market and for whom the promotional pricing extends through April 30, 1998) for a $50 per month access charge (excluding toll and roaming charges, taxes and other optional fees). As of March 31, 1997, a substantial majority of the Company's PCS subscribers were participants in this promotion.

         The majority of the interest costs incurred during 1996 were capitalized as a cost of construction of the Company's PCS system. As the Company has now begun providing PCS services in several markets, the interest costs related to the construction of the PCS systems in such markets will be amortized over the life of the related assets from the time such systems were placed in service. Additionally, the Company's depreciation and amortization expenses have significantly increased as a result of the fixed assets and PCS licenses related to PCS systems placed in service during fourth quarter 1996 and first quarter 1997 and will continue to increase as a result of systems to be placed in service during the remainder of 1997 and thereafter.

         Unless otherwise indicated, all population data set forth herein is based on the 1996 Paul Kagan Associates, Inc. Cellular/PCS Pop Book.


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

                                                                  QUARTERS ENDED MARCH 31,
                                            -----------------------------    -------------------------------
                                                         1997                              1996
                                            -----------------------------    -------------------------------
                                                                 COMBINED                           COMBINED
                                                                    PCS                                PCS
                                                                    AND                                AND
                                            CELLULAR   PCS (A)   CELLULAR    CELLULAR    PCS (A)    CELLULAR
                                            --------   -------   --------    --------    -------    --------
                                                                     (Dollars in thousands)
SERVICE REVENUE & COST ANALYSIS:
Service Revenue
   Local Customers--
     Access Revenue                          $4,000   $  4,540   $  8,540     $ 3,428    $    -     $ 3,428
     Airtime Revenue                          1,545        282      1,827       1,317         -       1,317
     Toll Revenue                               218        673        891         166         -         166
                                             ------   --------   --------     -------    -------    -------
                                              5,763      5,495     11,258       4,911         -       4,911
                                             ------   --------   --------     -------    -------    -------

   Roamers--
     Access & Airtime Revenue                 1,242         -       1,242       1,503         -       1,503
     Toll Revenue                               399         -         399         413         -         413
                                             ------   --------   --------     -------    -------    -------
                                              1,641         -       1,641       1,916         -       1,916
                                             ------   --------   --------     -------    -------    -------
     Other Service Revenue                      334        851      1,185         170                   170
                                             ------   --------   --------     -------    -------    -------
       Total Service Revenue                  7,738      6,346     14,084       6,997         -       6,997
Cost of Services                              1,069      4,359      5,428         684         -         684
                                             ------   --------   --------     -------    -------    -------
    Gross Margin                             $6,669   $  1,987   $  8,656     $ 6,313    $    -      $6,313
                                             ======   ========   ========     =======    =======    =======

EQUIPMENT SALES & COST ANALYSIS:
Equipment Sales                                $240   $  4,785   $  5,025        $853    $    -        $853
Cost of equipment Sales                         840     11,147     11,987         694         -         694
                                             ------   --------   --------     -------    -------    -------
    Gross Margin                             $ (600)  $ (6,362)  $ (6,962)       $159    $    -        $159
                                             ======   ========   ========     =======    =======    =======

OPERATING MARGIN ANALYSIS:
Total Revenues                               $7,978   $ 11,131   $ 19,109     $ 7,850    $    -     $ 7,850
                                             ------   --------   --------     -------    -------    -------

Operating Expense--
    Cost of Services and Equipment Sales      1,909     15,506     17,415       1,378         -       1,378
    Operations                                1,010      2,799      3,809       1,070        134      1,204
    Selling and Marketing                     1,239      3,998      5,237       1,096        178      1,274
    General and Administrative                  913      6,767      7,680         793      1,017      1,810
    Depreciation                                951      7,389      8,340         709         22        731
    Amortization                                178      1,000      1,178         881         -         881
                                             ------   --------   --------     -------    -------    -------
      Total Operating Expenses                6,200     37,459     43,659       5,927      1,351      7,278
                                             ------   --------   --------     -------    -------    -------
Operating Income (Loss)                       1,778    (26,328)   (24,550)      1,923     (1,351)       572
Interest Expense (Income), net                  134      4,409      4,543         305     (1,044)      (739)
Miscellaneous (Income) Expense                  (93)       566        473         (81)       384        303
                                             ------   --------   --------     -------    -------    -------
(Loss) Income before Income Taxes             1,737    (31,303)   (29,566)      1,699       (691)     1,008
Income Tax (Provision) Benefit                   -          -          -         (763)       291       (472)
                                             ------   --------   --------     -------    -------    -------
(Loss) Income before Cumulative Effect        1,737    (31,303)   (29,566)        936       (400)       536
Cumulative Effect of Change in                                                                           -
   Accounting Principle                          -          -          -       (2,583)        -      (2,583)
                                             ------   --------   --------     -------    -------    -------
     Net Income (Loss)                       $1,737   $(31,303)  $(29,566)    $(1,647)   $  (400)   $(2,047)
                                             ======   ========   ========     =======    =======    =======

(a) The Company did not commence PCS operations until the fourth quarter of 1996.

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

         The following discussion reflects the Company's results of operations for its PCS and cellular lines of business. All general corporate costs have been allocated to those lines of business based on management's estimates of actual expenses incurred related to such lines of business.

         Service revenue from local customers increased $6.3 million or 129.3% for the quarter ended March 31, 1997, as compared to the same period of 1996. Cellular service revenue from local customers increased $.9 million or 17.4%, primarily as a result of a 23.1% increase in the number of customers (to 49,731 at March 31, 1997, from 40,403 at March 31, 1996). This increase in cellular subscribers is attributable to the success of the Company's marketing efforts as well as the overall increase in nationwide cellular penetration rates. PCS service revenue from local customers, which was $5.5 million for the quarter ended March 31, 1997, was the result of the first quarter 1997 addition of 19,994 subscribers (to 34,886 at March 31, 1997). The increase in new PCS customers was due primarily to the recent service launch in 16 PCS markets coupled with the success of the Prestige Partners Promotion, which was offered in all operational markets through January 18, 1997.

         The average monthly service revenue per local cellular subscriber (excluding roaming revenue and equipment sales) decreased to $39.40 for the quarter ended March 31, 1997, from $41.42 for the same period of the prior year. This decrease was due primarily to the addition of customers who tend to use cellular service less frequently and a decrease in cellular pricing. The average monthly service revenue per local PCS subscriber was $63.52, which is substantially higher than cellular due mainly to the $50 monthly access fee associated with the Prestige Partners Promotion.

         Roamer revenue (including roamer long distance), which was generated solely from the Company's cellular business, decreased $.3 million or 14.4% for the quarter ended March 31, 1997, as compared to the same period of the prior year. This decrease is attributable primarily to the amended agreement with BellSouth Cellular Corp., operating as BellSouth Mobility, Inc. ("BellSouth Mobility"), effective January 16, 1997, under which the parties agreed to per-minute reductions to the rates charged to BellSouth Mobility customers roaming in InterCel's service territory.

         Cost of services includes the cost of: (i) interconnection with Local Exchange Carriers ("LECs") facilities; (ii) direct cell site costs (e.g. property taxes, site lease costs and electric utilities); (iii) cellular roaming validation (provided by a third-party clearinghouse); (iv) long distance toll services; (v) cellular cloning and fraud; and (vi) supplementary services (such as voice mail). For the quarter ended March 31, 1997, cost of services increased $4.7 million or 693.6%, as compared to the same period of 1996 and was 38.5% of total service revenue, compared to 9.8% for the same period in 1996. This increase is primarily attributable to costs associated with operating and maintaining the expanding PCS network, including costs of interconnection and transport and cell site leases, taxes and utilities. Additionally, the Company, like other participants in the cellular industry, has recently experienced a dramatic increase in costs associated with both cloning and subscription fraud.

         To date, wireless telecommunications operators have been required to pay fees to the LECs for interconnection to their networks. However, pursuant to the 1996 Telecommunications Act, such interconnection arrangements must now be reciprocal and cost-based, with each party compensating the other at the same rate for the right to interconnect with each other's network. The Company has recently concluded negotiations for interconnection with BellSouth Telecommunications Corporation, the local exchange subsidiary of BellSouth Corporaton ("BellSouth"), the LEC with which the Company primarily interconnects in its service territory, on behalf of its cellular and PCS operations and has executed interconnection agreements with respect to the same. Under the new arrangements, the mutual and reciprocal interconnection rates for those states in which the Company interconnects with BellSouth range from $.005644 per minute to $.01586. These rates represent a significant decrease from the previous rates paid by the Company to BellSouth of approximately $.022 per minute.

         The Company generated a negative cellular equipment margin of 250% on $.2 million of sales for the quarter ended March 31, 1997, as compared to a positive margin of 18.6% on $.9 million of sales for the same period of 1996. This decrease is due to the Company's change in its method of accounting for certain promotional costs (primarily equipment credits) in 1996. Under the new method of accounting, all cellular equipment subsidies are expensed as incurred. Such subsidies were deferred and amortized over the life of the related cellular contract in prior periods. For its PCS operations, the Company generated a negative equipment margin of 133% on $4.8 million of sales for the quarter ended March 31, 1997, as the result of the Company's decision to subsidize the cost of PCS handsets. The Company expects to continue subsidizing the cost of PCS handsets to consumers for the foreseeable future.

         Operations costs, which include the costs of maintaining the cellular and PCS systems, customer service, inventory management, and in-house cellular installations, totaled $3.8 million for the quarter ended March 31, 1997, which represented an increase of $2.6 million, or 216.4%, from the same period of 1996. Cellular operations costs totaled $1.0 million for the quarter ended March 31, 1997, which represented a 5.6% decrease from the same period of 1996. Cellular operations costs as a percentage of total revenue improved to 12.7% for the quarter ended March 31, 1997 as compared to 13.6% for the same period of

1996. PCS operations costs totaled $2.8 million for the quarter ended March 31, 1997 and were comprised primarily of salaries and benefits, bad debt provisions and credit and collection costs.

         Selling and marketing costs were $5.2 million for the quarter ended March 31, 1997, an increase of $3.9 million, or 300.0%, as compared to the same period of the prior year. Substantially all of this increase is attributable to the extensive PCS advertising campaign associated with the Prestige Partners Promotion, as well as the costs of all direct and indirect sales channels, including commissions incurred as the result of the increase in PCS subscribers.

         General and administrative costs ("G&A") were $7.7 million for the quarter ended March 31, 1997, an increase of $5.9 million or 324.3% from the same period of 1996. PCS G&A costs totaled $6.8 million for the quarter ended March 31, 1997 and were comprised primarily of costs (excluding depreciation) associated with the corporate and regional facilities.

         Depreciation and amortization for the quarter ended March 31, 1997, totaled $9.5 million, as compared to $1.6 million for the same period of 1996, and consists principally of the depreciation of the cellular and PCS network and the amortization of PCS licenses. Substantally all of the increase of $7.9 million in depreciation and amortization for the quarter ended March 31, 1997 is due to the PCS system and PCS licenses, portions of which were placed in service in late fourth quarter 1996. The Company anticipates these costs will continue to increase in future periods as additional portions of the PCS system are completed and placed in service.

         Net consolidated interest expense totaled $4.5 million for the quarter ended March 31, 1997 as compared to net interest income of $.7 million for the same period of 1996. Interest income earned during such periods was $3.2 million and $2.3 million, respectively. Additionally, approximately $6.7 million and $2.7 million of interest expense was capitalized during the quarters ended March 31, 1997 and 1996, respectively, as the Company continued to construct its PCS system.

         The effective income tax rates for the quarters ended March 31, 1997 and 1996 were 0% and 46.8%, respectively. The decrease between periods is primarily attributable to the deferred tax asset valuation allowance required as of March 31, 1997 ($23.0 million). The Company generated a $29.6 million loss from continuing operations during first quarter 1997 and expects to continue to incur significant operating losses throughout the remainder of 1997 and beyond. The tax benefit of these operating losses will not be recognized until it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires significant amounts of capital for funding the operations and expansion of its PCS business. The Company may also require additional financing in the event it decides to make additional acquisitions.

         Total capital expenditures, including capital expenditures for information technology and the support of the PCS business, are estimated to be approximately $280.0 million for 1997. Costs associated with the PCS System buildout include the cost of tower sites, leasehold improvements, base station and switch equipment, microwave relocation and labor expenses related to construction of sites. The Company currently estimates that capital expenditures will total approximately $200.0 million in 1997 to complete the initial buildout of the PCS system in the Current PCS Markets (excluding Albany, Georgia and Chattanooga, Tennessee) and the digital upgrade of the Company's cellular system, and $150.0 million ($30.0 million in 1997 and $120.0 million in 1998) relating to the initial buildout of the PCS system in the Kentucky/Tennessee BTAs. Upon completion of the initial buildouts, the Company expects to be able to offer PCS services in markets containing approximately 55% of the population within the PCS Markets. The initial coverage is expected to extend across most metropolitan areas, certain secondary cities and major connecting highway corridors within the PCS Markets. Thereafter, based on customer demand and competitive factors, the Company intends to continue to build out its PCS system to enhance and expand its coverage.

         In December 1996, the Company entered into an agreement with Rural Cellular to sell substantially all of the assets of Unicel for an aggregate purchase price of $77.2 million. The Company closed the Maine Disposition in May 1997.

         During the first quarter, the Company decided not to proceed with a contemplated private offering of $300 million of Senior Notes due 2007 (the "Proposed Debt Offering") due to adverse market conditions. Pursuant to stock purchase agreements dated March 14, 1997 between the Company and The Huff Alternative Income Fund, L.P. ("Huff") and SCANA Communications, Inc. ("SCANA"), respectively, Huff and SCANA each agreed to purchase 50,000 shares of nonvoting convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $45 million (the "Preferred Stock Transactions"). The proceeds from the Preferred Stock Transactions were closed into escrow on March 14, 1997. However, because the Company did not receive at least $100 million of gross proceeds by April 30, 1997 from the Proposed Debt Offering, the escrowed amounts related to the Preferred Stock Transactions were returned to Huff and SCANA in accordance with the stock purchase agreements.

         The Company currently estimates that approximately $325 million of net proceeds from additional financings will be required in order to finance the development, construction and operating costs associated with the initial buildout of the PCS Markets and the completion of the digital upgrade of the Company's cellular system. The Company intends to raise this capital during 1997 through public or private offerings of debt and/or equity securities, additional financing available under terms similar to the terms of the existing $165.0 million credit agreement (the "Vendor Financing Agreement") with Ericsson Inc. for PCS equipment purchases related to the initial buildout of the Kentucky/Tennessee BTAs, and/or additional dispositions of assets. The Company intends to obtain financing for its equipment purchases for the Kentucky/Tennessee BTAs concurrent with signing an equipment purchase agreement for the Kentucky/Tennessee BTAs. There can be no assurance that the Company will be able to raise any additional capital during 1997 or, if available, that additional capital can be obtained on terms acceptable to the Company and within the limitations contained in the indentures (the "Indentures") relating to the Company's 12% Senior Discount Notes due February 2006 and 12% Senior Discount Notes due May 2006 (collectively, the "Senior Notes") or the Vendor Financing Agreement.

         Although the Company is currently unable to predict with certainty the amount of expenditures that may be made subsequent to the initial buildout of the PCS system, the Company expects that it may require additional capital. Sources of additional capital may include vendor financing, cash flow from operations, public and private equity and debt financing and asset dispositions by the Company. The Company may also require additional financing in the event it decides to make additional acquisitions. The extent of additional financing required will partially depend on the success of the Company's businesses. The Company currently has no other sources of income or cash flows other than its cellular and newly launched PCS operations and the interest income earned from investing its cash and the proceeds of the public and private debt and equity offerings which were completed during 1996. There can be no assurance that additional financing will be available to the Company, or if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Indentures, the Vendor Financing Agreement or in any future financing arrangements. The restrictions on additional indebtedness under the Indentures require the Company to satisfy specified leverage ratios in order to incur indebtedness; however, they permit the Company and its subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of inventory or equipment.

         The Company expects to incur significant operating losses and to generate significant negative cash flow from operating activities during the next several years, while it develops and constructs its PCS system and builds a PCS customer base. Cash interest will not be payable on the Senior Notes prior to 2001. Management believes that cash flow from operations may be insufficient to repay the Senior Notes or any additional financing that the Company may obtain in full at maturity and that they may need to be refinanced. There can be no assurance that any such refinancing could be effected successfully or on terms acceptable to the Company.

         During the quarter ended March 31, 1997, the Company used net cash of $48,671 from operating activities, which was a decrease of $51,798 from the same period of 1996. Included in net cash used in operating activities for the quarter ended March 31, 1997 was

$29,566 of net loss, $6,320 of bond accretion on the Senior Notes, $9,518 of depreciation and amortization and $35,246 related to changes in assets and liabilities.

         Cash provided from investing activities was $36,185 for the quarter ended March 31, 1997, as compared to cash used of $24,883 for the same period of 1996. For investing activities for the quarter ended March 31, 1997, the Company incurred capital expenditures totaling $36,209 (primarily related to the buildout of the PCS system and support systems) and other license costs (primarily microwave relocation expenditures) of $3,265. These uses of capital were more than offset by the liquidation of short term investments totaling $75,659.

         Cash provided from financing activities, which consisted primarily of additional borrowings of $34,319 under the Vendor Financing Agreement, amounted to $34,472 for the quarter ended March 31, 1997 compared to $276,566 for the same period of 1996, during which the Company completed debt and equity offerings which provided $304 million in gross proceeds.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 ("FAS 129"), "Disclosure of Information About Capital Structure," both of which become effective for fiscal years beginning after December 15, 1997. FAS 128 changes certain reporting and disclosure requirements for earnings per share. FAS 129 continues the exisiting requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The Company plans to adopt these statements for the 1998 fiscal year.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans, including the Company's ability to obtain financing in the future; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy (including the Company's anticipated network buildout) and operating strategy; (iv) the Company's anticipated capital needs and anticipated capital expenditures; and
(v) projected outcomes and effects on the Company of litigation and investigations concerning the Company. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital, risks associated with the selection of the Company's PCS digital protocol and PCS system implementation, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for the Company's products and services to be commensurate with management's expectations or past experience, the impact of present or future laws and regulations on the Company's business, changes in operating expenses or the failure of operating and buildout expenses to be consistent with management's expectations and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-1 (Registration Number 333-2748), as declared effective by the Securities and Exchange Commission on April 16, 1996.

ITEM 3.  QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Not applicable.

                          PART II - OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS

         The Company, through its subsidiary Powertel/Birmingham, Inc. ("Powertel/Birmingham"), has been served with a complaint filed by American Page One, Inc. d/b/a American Mobile Wireless Communications ("Plaintiff") in Circuit Court of Macon County, Alabama on April 4, 1997. The complaint alleges several causes of action based on negligence, misrepresentation, fraudulent concealment and breach of contract. All counts involve the same set of facts arising out of Powertel/Birmingham's agency agreement with Plaintiff and relate to allegations regarding Powertel/Birmingham's billing and service procedures. Plaintiff claims that Powertel/Birmingham has breached its agency contract and has committed other torts with respect to Plaintiff by failing to accurately track Plaintiff's account with respect to inventory invoicing and commissions, failing to pay timely commissions, failing to provide services to Plaintiff's customers in a competent and accurate manner, billing Plaintiff's customers inaccurately and in excessive amounts, and making false representations with regard to its customer service and operational capabilities. Plaintiff is seeking unspecified damages. While the Company believes that the claims are without merit and intends to vigorously defend itself, there can be no assurance that these claims will not have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company recently received a Civil Investigative Demand (the "Demand") from the U.S. Department of Justice Antitrust Division (the "Antitrust Division") requiring the Company to produce certain documents and answer certain interrogatories in connection with the Antitrust Division's investigation of possible bid rigging and market allocation for licenses auctioned by the FCC for broadband PCS frequency blocks. The Demand requires the Company to produce all of its documents relating to auction strategies and requires the Company to identify executives or managers with responsibility for making bids. The Company's response is due on May 19, 1997. The Company intends to cooperate fully and in a timely manner with all such requests from the Antitrust Division.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (A)     EXHIBITS.

Exhibit Number                                                  Exhibit Description
--------------                                                  -------------------
*    2(a)             Business Combination Agreement dated as of August 23, 1995 by and among InterCel, Inc., Powertel
                      PCS Partners, L.P., the partners of Powertel PCS Partners, L.P. and the stockholders of certain of the partners of Powertel PCS Partners, L.P. (Filed as Exhibit 2(a) to Registration Statement on
                      Form

                      S-1, File No. 33-96218 (the "February 1996 Form S-1"), and incorporated herein by reference.)
*    2(b)             Amended and Restated Business Combination Agreement dated as of August 12, 1993 among Unity
                      Telephone Company, InterCel, Inc. and certain stockholders of Unity Telephone Company, with
                      Exhibits.  (Filed as Exhibit 2 to Registration Statement on Form S-1, File No. 33-72734 (the "1993
                      Form S-1"), and incorporated herein by reference.)
*    2(c)             Letter Agreement dated January 31, 1994 among Bert G. Clifford, Coral B. Clifford and InterCel,
                      Inc. (Filed as Exhibit 2(a) to 1993 Form S-1 and incorporated herein by reference.)
*    2(d)             Amendment No. 1 to Business Combination Agreement dated as of October 17, 1995 between InterCel,
                      Inc. and InterCel PCS Services, Inc. (Filed as Exhibit 2(d) to February 1996 Form S-1 and
                      incorporated herein by reference.)
*    3(a)             Restated Certificate of Incorporation dated June 3, 1992 of InterCel, Inc. (Filed as Exhibit 3(a)
                      to 1993 Form S-1 and incorporated herein by reference.)
*    3(b)             Second Restated Certificate of Incorporation of InterCel, Inc. (Filed as Exhibit 3(b) to February
                      1996 Form S-1 and incorporated herein by reference.)
*    3(c)             Third Restated Certificate of Incorporation of InterCel, Inc.  (Filed as Exhibit 10(yy) to the
                      Form 10-Q for the quarter ended September 30, 1996 (the "1996 Third Quarter 10-Q") and incorporated herein by reference.)
*    3(d)             Restated By-laws of InterCel, Inc. (Filed as Exhibit 3(b) to 1993 Form S-1 and incorporated herein by reference.)
*    4(a)             Indenture dated as of February 7, 1996 between InterCel, Inc. and Bankers Trust Company, as
                      Trustee, relating to the 12% Senior Discount Notes Due 2006 of InterCel, Inc. (Filed as Exhibit
                      4(a) to February 1996 Form S-1 and incorporated herein by reference.)
*    4(b)             Warrant Agreement dated as of February 7, 1996 between InterCel, Inc. and Bankers Trust Company, as Warrant Agent.  (Filed as Exhibit 4(b) to February 1996 Form S-1 and incorporated herein by reference.)
*    4(c)             Form of Indenture (including form of Note) between InterCel, Inc. and Bankers Trust Company, as
                      Trustee, relating to the 12% Senior Discount Notes Due 2006 of InterCel, Inc. (Filed as Exhibit
                      4(c) to Registration Statement on Form S-1, File No. 333-2748 (the "April 1996 Form S-1"), and
                      incorporated herein by reference.)
*    4(d)             Certificate of Designations, Powers, Preferences and Relative, Participating or Other Rights, and
                      the Qualifications, Limitations or Restrictions Thereof, of Series A Convertible Preferred Stock
                      of InterCel, Inc. (Filed as Exhibit 10(tt) to 1996 Third Quarter 10-Q and incorporated herein by reference.)
*    4(e)             Certificate of Designations, Powers, Preferences and Relative, Participating or Other Rights, and
                      the Qualifications, Limitations or Restrictions Thereof,

                      of Series B Convertible Preferred Stock of InterCel, Inc.  (Filed as Exhibit 10(uu) to 1996 Third
                      Quarter 10-Q and incorporated herein by reference.)
*    4(f)             Certificate of Designations, Powers, Preferences and Relative, Participating or Other Rights, and
                      the Qualifications, Limitations or Restrictions Thereof, of Series C Convertible Preferred Stock
                      of InterCel, Inc.  (Filed as Exhibit 4(f) to the Annual Report on Form 10-K for the year ended
                      December 31, 1996 (the "1996 Form 10-K") and incorporated herein by reference.)
*    4(g)             Certificate of Designations, Powers, Preferences and Relative, Participating or Other Rights, and
                      the Qualifications, Limitations or Restrictions Thereof, of Series D Convertible Preferred Stock
                      of InterCel, Inc.  (Filed as Exhibit 4(g) to 1996 Form 10-K and incorporated herein by reference.)
*    10(a)            Building Lease dated November 1, 1991 between InterCel, Inc. and Riverside Corporation.  (Filed as
                      Exhibit 10(q) to Annual Report on Form 10-K for the year ended December 31, 1991, File No. 33-
                      41230 and incorporated herein by reference.)
*    10(b)            InterCel, Inc. 1995 Employee Restricted Stock Plan (as amended on November 17, 1995).  (Filed as
                      Exhibit 10(e) to February 1996 Form S-1 and incorporated herein by reference.)
*    10(c)            InterCel, Inc. 1991 Stock Option Plan (as amended on November 17, 1995).  (Filed as Exhibit 10(f)
                      to February 1996 Form S-1 and incorporated herein by reference.)
*    10(d)            InterCel, Inc. Amended Nonemployee Stock Option Plan.  (Filed as Exhibit 10(q) to Annual Report on
                      Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K") and incorporated herein by reference.)
*    10(e)            Amended and Restated Option Agreement dated as of October 29, 1993 among InterCel, Inc., Bert G.
                      Clifford and Coral B. Clifford.  (Filed as Exhibit 10(gg) to 1993 Form S-1 and incorporated herein by reference.)
*    10(f)            Directed Employee Benefit Trust Agreement between The Charles Schwab Trust Company and InterCel,
                      Inc. (Filed as Exhibit 10(jjj) to 1994 Form 10-K and incorporated herein by reference.)
*    10(g)            InterCel, Inc. 401(k) Profit Sharing Plan.  (Filed as Exhibit 10(j) to February 1996 Form S-1 and
                      incorporated herein by reference.)
*    10(h)            Defined Benefit Pension Plan and Trust Adoption Agreement (Unity Telephone Company) dated as of
                      January 15, 1984.  (Filed as Exhibit 10(ss) to 1993 Form S-1 and incorporated herein by reference.)
*    10(i)            Defined Benefit Pension Plan (Unity Telephone Company).  (Filed as Exhibit 10(tt) to 1993 Form S-1
                      and incorporated herein by reference.)
*    10(j)            Amendment to Unity Telephone Company Pension Plan dated June 29, 1992.  (Filed as Exhibit 10(uu)
                      to 1993 Form S-1 and incorporated herein by reference.)
*    10(k)            Software License Agreement between InterCel, Inc. and Systematics Telecommunications Services,
                      Inc. dated July 24, 1992.  (Filed as Exhibit 10(aa) to the Annual Report on Form 10-KSB for the
                      year ended December 31, 1992 (the "1992 Form 10-KSB") and incorporated herein by reference.)

*    10(l)            Lease Agreement dated August 17, 1992 between InterCel, Inc. and Eastern Telecom. (Filed as
                      Exhibit 10(cc) to 1992 Form 10-KSB and incorporated herein by reference.)
*    10(m)            Customer Acceptance Agreement dated December 21, 1992 between InterCel, Inc. and Interstate/Valley
                      Telephone Company.  (Filed as Exhibit 10(gg) to 1992 Form 10-KSB and incorporated herein by reference.)
*    10(n)            Directors and Officers Insurance and Company Reimbursement Policy.  (Filed as Exhibit 10(ii) to
                      1993 Form S-1 and incorporated herein by reference.)
*    10(o)            Form of Indemnity Agreement.  (Filed as Exhibit 10(jj) to 1993 Form S-1 and incorporated herein by reference.)
*    10(p)            Agreement dated July 28, 1995 between InterCel, Inc. and GGT U.S.A./South, Inc. d/b/a Bright
                      House.  (Filed as Exhibit 10(oo) to February 1996 Form S-1 and incorporated herein by reference.)
*    10(q)            DMS-MTX Cellular Supply Agreement dated March 29, 1995 between InterCel, Inc. and Northern Telecom
                      Inc.  (Filed as Exhibit 10(pp) to February 1996 Form S-1 and incorporated herein by reference.)
*    10(r)            Amendment No. 1 to DMS-MTX Cellular Supply Agreement between InterCel, Inc. and Northern Telecom
                      Inc. dated August 9, 1995.  (Filed as Exhibit 10(qq) to February 1996 Form S-1 and incorporated herein by reference.)
*    10(s)            Information and Network Products and Services Agreement dated June 16, 1994 between InterCel, Inc.
                      and GTE Telecommunications Service Incorporated.  (Filed as Exhibit 10(uu) to February 1996 Form
                      S-1 and incorporated herein by reference.)
*    10(t)            Site Acquisition Services Agreement entered into as of September 18, 1995, by and between Telesite
                      Services, L.L.C. and Powertel PCS Partners, L.P.  (Filed as Exhibit 10(vv) to February 1996 Form
                      S-1 and incorporated herein by reference.)
*    10(u)            Site Acquisition Services Agreement entered into as of September 15, 1995, by and between
                      Silvergate, L.L.C. and Powertel PCS Partners, L.P.  (Filed as Exhibit 10(ww) to February 1996 Form
                      S-1 and incorporated herein by reference.)
*    10(v)            Site Acquisition Services Agreement entered into as of September 20, 1995, by and between
                      Teletronics, Inc. and Powertel PCS Partners, L.P.  (Filed as Exhibit 10(xx) to February 1996 Form
                      S-1 and incorporated herein by reference.)
*    10(w)            Amendment No. 1 to Site Acquisition Services Agreement entered into as of December 4, 1995 by and between Silvergate, L.L.C. and Powertel PCS Partners, L.P.  (Filed as Exhibit 10(yy) to February
                      1996 Form S-1 and incorporated herein by reference.)
*    10(x)            ITC Holding Company, Inc. Employees Pension Plan and Trust (as amended on December 15, 1994).
                      (Filed as Exhibit 10(zz) to February 1996 Form S-1 and incorporated herein by reference.)

*    10(y)            Memorandum of Understanding dated January 19, 1996 between InterCel, Inc. and Ericsson, Inc.
                      (Filed as Exhibit 10(aaa) to February 1996 Form S-1 and incorporated herein by reference.)
*    10(z)            Credit Agreement dated as of March 4, 1996 among InterCel PCS Services, Inc., as Borrower, and
                      Ericsson Inc., as Initial Lender, and Ericsson Inc. as Agent.  (Filed as Exhibit 10(nn) to April
                      1996 Form S-1 and incorporated herein by reference.)
*    10(aa)           Stock Purchase Agreement dated as of March 4, 1996 between InterCel, Inc. and MPX Systems, Inc.
                      (Filed as Exhibit 10(oo) to April 1996 Form S-1 and incorporated herein by reference.)
*    10(bb)           Stock Purchase Agreement dated as of March 4, 1996 between InterCel, Inc. and Ericsson Inc.
                      (Filed as Exhibit 10(pp) to April 1996 Form S-1 and incorporated herein by reference.)
*    10(cc)           Asset Purchase Agreement dated as of March 5, 1996 by and between GTE Mobilnet Incorporated,
                      InterCel Atlanta Licenses, Inc. and InterCel, Inc.  (Filed as Exhibit 10(qq) to April 1996 Form S-1
                      and incorporated herein by reference.)
*    10(dd)           Acquisition Agreement dated as of March 4, 1996 between InterCel PCS Services, Inc. and Ericsson,
                      Inc.  (Filed as Exhibit 10(rr) to April 1996 Form S-1 and incorporated herein by reference.)
*    10(ee)           Second Amendment to InterCel, Inc. Pension Plan dated as of August 21, 1996.  (Filed as Exhibit
                      10(ss) to 1996 Third Quarter 10-Q and incorporated herein by reference).
*    10(ff)           License Agreement between LHS Communications, Inc. and Powertel, Inc. dated August 2, 1996.
                      (Filed as Exhibit 10(vv) to 1996 Third Quarter 10-Q and incorporated herein by reference.)
*    10(gg)           Amendment No. 1 to the Credit Agreement by and among Powertel, Inc. as Borrower, Ericsson, Inc., as Initial Lender, and Ericsson, Inc., as Agent, dated as of October 31, 1996.  (Filed as Exhibit
                      10(ww) to 1996 Third Quarter 10-Q and incorporated herein by reference.)
*    10(hh)           Asset Purchase Agreement dated December 23, 1996 by and among Rural Cellular Corporation, Unity
                      Cellular Systems, Inc., InterCel Licenses, Inc. and InterCel, Inc.  (Filed as Exhibit 99.1 to the
                      Form 8-K dated January 8, 1997 and incorporated herein by reference.)
*    10(ii)           Stock Purchase Agreement dated as of March 14, 1997 between InterCel, Inc. and SCANA
                      Communications, Inc.  (Filed as Exhibit 10(pp) to 1996 Form 10-K and incorporated herein by reference.)
*    10(jj)           Escrow Agreement dated as of March 14, 1997 by and among InterCel, Inc., SCANA Communications,
                      Inc. and Bankers Trust Company, as Escrow Agent.  (Filed as Exhibit 10(qq) to 1996 Form 10-K and
                      incorporated herein by reference.)
*    10(kk)           Stock Purchase Agreement dated as of March 14, 1997 between InterCel, Inc. and The Huff
                      Alternative Income Fund, L.P.  (Filed as Exhibit 10(rr) to 1996 Form 10-K and incorporated herein by reference.)

*    10(ll)           Escrow Agreement dated as of March 14, 1997 by and among InterCel, Inc., The Huff Alternative
                      Income Fund, L.P. and Bankers Trust Company, as Escrow Agent.  (Filed as Exhibit 10(ss) to 1996
                      Form 10-K and incorporated herein by reference.)
*    10(mm)           Closing Memorandum dated May 1, 1997 by and between Rural Cellular Corporation, MRCC, Inc., Unity
                      Cellular Systems, Inc., InterCel Licenses, Inc. and InterCel, Inc.  (Filed as Exhibit 2.2 to the
                      Form 8-K dated May 12, 1997 and incorporated herein by reference.)**
     10(nn)           Termination of Stock Purchase Agreement dated as of April 30, 1997 by and between The Huff
                      Alternative Income Fund, L.P. and InterCel, Inc.
     10(oo)           Termination of Stock Purchase Agreement dated as of April 30, 1997 by and between SCANA
                      Communications, Inc. and InterCel, Inc.
     10(pp)           Agreement effective as of April 1, 1997 by and between BellSouth Telecommunications, Inc. and
                      Intercel, Inc.**
     10(qq)           Agreement effective as of April 1, 1997 by and between BellSouth Telecommunications, Inc. and
                      Powertel, Inc.**
     11               Statement regarding Computation of Per Share Earnings.
     27               Financial Data Schedule
*    99               Press release dated March 17, 1997 regarding offerings of Senior Notes and Preferred Stock.
                      (Filed as Exhibit 99 to 1996 Form 10-K and incorporated herein by reference.)
     --------------------------------

*    Previously filed.

** The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, as provided in Item 601(b)(2) of Regulation S-K.

         (B)     REPORTS ON FORM 8-K.

         On January 8, 1997, the Company filed a Current Report on Form 8-K dated December 23, 1996. Such Form 8-K was filed in connection with the execution of an Asset Purchase Agreement with respect to the Maine Disposition and reported information under Item 5 (Other Events).

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   INTERCEL, INC.

                                                   (Registrant)


May 14, 1997                                       /s/ Allen E. Smith
-----------------                                  ---------------------------------------------------
Date                                               Allen E. Smith
                                                   President and Chief Executive Officer



May 14, 1997                                       /s/ Fred G. Astor, Jr.
-----------------                                  ---------------------------------------------------
Date                                               Fred G. Astor, Jr.
                                                   Executive Vice President and Chief Financial Officer (Chief
                                                   Accounting Officer)

                                 EXHIBIT INDEX

   Exhibit
     No.    Description                                                                                    Page
     ---    -----------                                                                                    ----
    *2(a)   Business Combination Agreement dated as of August 23, 1995 by and among InterCel, Inc.,
            Powertel PCS Partners, L.P., the partners of Powertel PCS Partners, L.P. and the stockholders of certain of the partners of Powertel PCS Partners, L.P. (Filed as Exhibit
            2(a) to Registration Statement on Form S-1, File No. 33-96218 (the "February 1996 Form S-
            1"), and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . . . .
    *2(b)   Amended and Restated Business Combination Agreement dated as of August 12, 1993 among Unity
            Telephone Company, InterCel, Inc. and certain stockholders of Unity Telephone Company, with
            Exhibits.  (Filed as Exhibit 2 to Registration Statement on Form S-1, File No. 33-72734 (the
            "1993 Form S-1"), and incorporated herein by reference.)  . . . . . . . . . . . . . . . . . .
    *2(c)   Letter Agreement dated January 31, 1994 among Bert G. Clifford, Coral B. Clifford and
            InterCel, Inc. (Filed as Exhibit 2(a) to 1993 Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    *2(d)   Amendment No. 1 to Business Combination Agreement dated as of October 17, 1995 between
            InterCel, Inc. and InterCel PCS Services, Inc. (Filed as Exhibit 2(d) to February 1996 Form
            S-1 and incorporated herein by reference.)  . . . . . . . . . . . . . . . . . . . . . . . . .
    *3(a)   Restated Certificate of Incorporation dated June 3, 1992 of InterCel, Inc. (Filed as Exhibit
            3(a) to 1993 Form S-1 and incorporated herein by reference.)  . . . . . . . . . . . . . . . .
    *3(b)   Second Restated Certificate of Incorporation of InterCel, Inc. (Filed as Exhibit 3(b) to
            February 1996 Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . .
    *3(c)   Third Restated Certificate of Incorporation of InterCel, Inc.  (Filed as Exhibit 10(yy) to
            the Form 10-Q for the quarter ended September 30, 1996 (the "1996 Third Quarter 10-Q") and incorporated herein by reference.)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    *3(d)   Restated By-laws of InterCel, Inc. (Filed as Exhibit 3(b) to 1993 Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    *4(a)   Indenture dated as of February 7, 1996 between InterCel, Inc. and Bankers Trust Company, as
            Trustee, relating to the 12% Senior Discount Notes Due 2006 of InterCel, Inc. (Filed as
            Exhibit 4(a) to February 1996 Form S-1 and incorporated herein by reference.) . . . . . . . .
    *4(b)   Warrant Agreement dated as of February 7, 1996 between InterCel, Inc. and Bankers Trust
            Company, as Warrant Agent.  (Filed as Exhibit 4(b) to February 1996 Form S-1 and
            incorporated herein by reference.)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    *4(c)   Form of Indenture (including form of Note) between InterCel, Inc. and Bankers Trust Company, as Trustee, relating to the 12% Senior Discount Notes Due 2006 of InterCel, Inc. (Filed as
            Exhibit 4(c) to Registration Statement on Form S-1, File No. 333-2748 (the "April 1996 Form
            S-1"), and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . . .

   Exhibit
     No.    Description                                                                                    Page
     ---    -----------                                                                                    ----
    *4(d)   Certificate of Designations, Powers, Preferences and Relative, Participating or Other
            Rights, and the Qualifications, Limitations or Restrictions Thereof, of Series A Convertible
            Preferred Stock of InterCel, Inc. (Filed as Exhibit 10(tt) to 1996 Third Quarter 10-Q and
            incorporated herein by reference.)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    *4(e)   Certificate of Designations, Powers, Preferences and Relative, Participating or Other
            Rights, and the Qualifications, Limitations or Restrictions Thereof, of Series B Convertible
            Preferred Stock of InterCel, Inc.  (Filed as Exhibit 10(uu) to 1996 Third Quarter 10-Q and
            incorporated herein by reference.)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    *4(f)   Certificate of Designations, Powers, Preferences and Relative, Participating or Other
            Rights, and the Qualifications, Limitations or Restrictions Thereof, of Series C Convertible
            Preferred Stock of InterCel, Inc.  (Filed as Exhibit 4(f) to the Annual Report on Form 10-K
            for the year ended December 31, 1996 (the "1996 Form 10-K") and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    *4(g)   Certificate of Designations, Powers, Preferences and Relative, Participating or Other
            Rights, and the Qualifications, Limitations or Restrictions Thereof, of Series D Convertible
            Preferred Stock of InterCel, Inc.  (Filed as Exhibit 4(g) to 1996 Form 10-K and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   *10(a)   Building Lease dated November 1, 1991 between InterCel, Inc. and Riverside Corporation.
            (Filed as Exhibit 10(q) to Annual Report on Form 10-K for the year ended December 31, 1991,
            File No. 33-41230 and incorporated herein by reference.)  . . . . . . . . . . . . . . . . . .
   *10(b)   InterCel, Inc. 1995 Employee Restricted Stock Plan (as amended on November 17, 1995).
            (Filed as Exhibit 10(e) to February 1996 Form S-1 and incorporated herein by reference.)  . .
   *10(c)   InterCel, Inc. 1991 Stock Option Plan (as amended on November 17, 1995).  (Filed as Exhibit
            10(f) to February 1996 Form S-1 and incorporated herein by reference.)  . . . . . . . . . . .
   *10(d)   InterCel, Inc. Amended Nonemployee Stock Option Plan.  (Filed as Exhibit 10(q) to Annual
            Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K") and incorporated herein by reference.)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   *10(e)   Amended and Restated Option Agreement dated as of October 29, 1993 among InterCel, Inc.,
            Bert G. Clifford and Coral B. Clifford.  (Filed as Exhibit 10(gg) to 1993 Form S-1 and
            incorporated herein by reference.)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   *10(f)   Directed Employee Benefit Trust Agreement between The Charles Schwab Trust Company and
            InterCel, Inc. (Filed as Exhibit 10(jjj) to 1994 Form 10-K and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   *10(g)   InterCel, Inc. 401(k) Profit Sharing Plan.  (Filed as Exhibit 10(j) to February 1996 Form S-1
            and incorporated herein by reference.)  . . . . . . . . . . . . . . . . . . . . . . . . . . .
   *10(h)   Defined Benefit Pension Plan and Trust Adoption Agreement (Unity Telephone Company) dated as of January 15, 1984.  (Filed as Exhibit 10(ss) to 1993 Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   Exhibit
     No.    Description                                                                                    Page
     ---    -----------                                                                                    ----
   *10(i)   Defined Benefit Pension Plan (Unity Telephone Company).  (Filed as Exhibit 10(tt) to 1993
            Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . .
   *10(j)   Amendment to Unity Telephone Company Pension Plan dated June 29, 1992.  (Filed as Exhibit
            10(uu) to 1993 Form S-1 and incorporated herein by reference.)  . . . . . . . . . . . . . . .
   *10(k)   Software License Agreement between InterCel, Inc. and Systematics Telecommunications
            Services, Inc. dated July 24, 1992.  (Filed as Exhibit 10(aa) to the Annual Report on Form
            10-KSB for the year ended December 31, 1992 (the "1992 Form 10-KSB") and incorporated herein by reference.)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   *10(l)   Lease Agreement dated August 17, 1992 between InterCel, Inc. and Eastern Telecom. (Filed as
            Exhibit 10(cc) to 1992 Form 10-KSB and incorporated herein by reference.) . . . . . . . . . .
   *10(m)   Customer Acceptance Agreement dated December 21, 1992 between InterCel, Inc. and
            Interstate/Valley Telephone Company.  (Filed as Exhibit 10(gg) to 1992 Form 10-KSB and
            incorporated herein by reference.)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   *10(n)   Directors and Officers Insurance and Company Reimbursement Policy.  (Filed as Exhibit 10(ii)
            to 1993 Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . .
   *10(o)   Form of Indemnity Agreement.  (Filed as Exhibit 10(jj) to 1993 Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   *10(p)   Agreement dated July 28, 1995 between InterCel, Inc. and GGT U.S.A./South, Inc. d/b/a Bright
            House.  (Filed as Exhibit 10(oo) to February 1996 Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   *10(q)   DMS-MTX Cellular Supply Agreement dated March 29, 1995 between InterCel, Inc. and Northern
            Telecom Inc.  (Filed as Exhibit 10(pp) to February 1996 Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   *10(r)   Amendment No. 1 to DMS-MTX Cellular Supply Agreement between InterCel, Inc. and Northern
            Telecom Inc. dated August 9, 1995.  (Filed as Exhibit 10(qq) to February 1996 Form S-1 and
            incorporated herein by reference.)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   *10(s)   Information and Network Products and Services Agreement dated June 16, 1994 between
            InterCel, Inc. and GTE Telecommunications Service Incorporated.  (Filed as Exhibit 10(uu) to
            February 1996 Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . .
   *10(t)   Site Acquisition Services Agreement entered into as of September 18, 1995, by and between
            Telesite Services, L.L.C. and Powertel PCS Partners, L.P.  (Filed as Exhibit 10(vv) to
            February 1996 Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . .
   *10(u)   Site Acquisition Services Agreement entered into as of September 15, 1995, by and between
            Silvergate, L.L.C. and Powertel PCS Partners, L.P.  (Filed as Exhibit 10(ww) to February
            1996 Form S-1 and incorporated herein by reference.)  . . . . . . . . . . . . . . . . . . . .

   Exhibit
     No.    Description                                                                                    Page
     ---    -----------                                                                                    ----
   *10(v)   Site Acquisition Services Agreement entered into as of September 20, 1995, by and between
            Teletronics, Inc. and Powertel PCS Partners, L.P.  (Filed as Exhibit 10(xx) to February 1996
            Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . .
   *10(w)   Amendment No. 1 to Site Acquisition Services Agreement entered into as of December 4, 1995 by and between Silvergate, L.L.C. and Powertel PCS Partners, L.P.  (Filed as Exhibit 10(yy)
            to February 1996 Form S-1 and incorporated herein by reference.)  . . . . . . . . . . . . . .
   *10(x)   ITC Holding Company, Inc. Employees Pension Plan and Trust (as amended on December 15,
            1994).  (Filed as Exhibit 10(zz) to February 1996 Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   *10(y)   Memorandum of Understanding dated January 19, 1996 between InterCel, Inc. and Ericsson, Inc.
            (Filed as Exhibit 10(aaa) to February 1996 Form S-1 and incorporated herein by reference.)  .
   *10(z)   Credit Agreement dated as of March 4, 1996 among InterCel PCS Services, Inc., as Borrower, and Ericsson Inc., as Initial Lender, and Ericsson Inc. as Agent.  (Filed as Exhibit 10(nn)
            to April 1996 Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . .
   *10(aa)  Stock Purchase Agreement dated as of March 4, 1996 between InterCel, Inc. and MPX Systems,
            Inc.  (Filed as Exhibit 10(oo) to April 1996 Form S-1 and incorporated herein by reference.)
   *10(bb)  Stock Purchase Agreement dated as of March 4, 1996 between InterCel, Inc. and Ericsson Inc.
            (Filed as Exhibit 10(pp) to April 1996 Form S-1 and incorporated herein by reference.)  . . .
   *10(cc)  Asset Purchase Agreement dated as of March 5, 1996 by and between GTE Mobilnet Incorporated,
            InterCel Atlanta Licenses, Inc. and InterCel, Inc.  (Filed as Exhibit 10(qq) to April 1996
            Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . .
   *10(dd)  Acquisition Agreement dated as of March 4, 1996 between InterCel PCS Services, Inc. and
            Ericsson, Inc.  (Filed as Exhibit 10(rr) to April 1996 Form S-1 and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   *10(ee)  Second Amendment to InterCel, Inc. Pension Plan dated as of August 21, 1996.  (Filed as
            Exhibit 10(ss) to 1996 Third Quarter 10-Q and incorporated herein by reference).  . . . . . .
   *10(ff)  License Agreement between LHS Communications, Inc. and Powertel, Inc. dated August 2, 1996.
            (Filed as Exhibit 10(vv) to 1996 Third Quarter 10-Q and incorporated herein by reference.)  .
   *10(gg)  Amendment No. 1 to the Credit Agreement by and among Powertel, Inc. as Borrower, Ericsson,
            Inc., as Initial Lender, and Ericsson, Inc., as Agent, dated as of October 31, 1996.  (Filed as Exhibit 10(ww) to 1996 Third Quarter 10-Q and incorporated herein by reference.) . . . . .

   Exhibit
     No.    Description                                                                                    Page
     ---    -----------                                                                                    ----
   *10(hh)  Asset Purchase Agreement dated December 23, 1996 by and among Rural Cellular Corporation,
            Unity Cellular Systems, Inc., InterCel Licenses, Inc. and InterCel, Inc.  (Filed as Exhibit
            99.1 to the Form 8-K dated January 8, 1997 and incorporated herein by reference.) . . . . . .
   *10(ii)  Stock Purchase Agreement dated as of March 14, 1997 between InterCel, Inc. and SCANA
            Communications, Inc.  (Filed as Exhibit 10(pp) to 1996 Form 10-K and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   *10(jj)  Escrow Agreement dated as of March 14, 1997 by and among InterCel, Inc., SCANA
            Communications, Inc. and Bankers Trust Company, as Escrow Agent.  (Filed as Exhibit 10(qq)
            to 1996 Form 10-K and incorporated herein by reference.)  . . . . . . . . . . . . . . . . . .
   *10(kk)  Stock Purchase Agreement dated as of March 14, 1997 between InterCel, Inc. and The Huff
            Alternative Income Fund, L.P.  (Filed as Exhibit 10(rr) to 1996 Form 10-K and incorporated herein by reference.) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   *10(ll)  Escrow Agreement dated as of March 14, 1997 by and among InterCel, Inc., The Huff
            Alternative Income Fund, L.P. and Bankers Trust Company, as Escrow Agent.  (Filed as Exhibit
            10(ss) to 1996 Form 10-K and incorporated herein by reference.) . . . . . . . . . . . . . . .
   *10(mm)  Closing Memorandum dated May 1, 1997 by and between Rural Cellular Corporation, MRCC, Inc.,
            Unity Cellular Systems, Inc., InterCel Licenses, Inc. and InterCel, Inc.  (Filed as Exhibit
            2.2 to the Form 8-K dated May 12, 1997 and incorporated herein by reference.)** . . . . . . .
   10(nn)   Termination of Stock Purchase Agreement dated as of April 30, 1997 by and between The Huff
            Alternative Income Fund, L.P. and InterCel, Inc.  . . . . . . . . . . . . . . . . . . . . . .
   10(oo)   Termination of Stock Purchase Agreement dated as of April 30, 1997 by and between SCANA
            Communications, Inc. and InterCel, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . .
   10(pp)   Agreement effective as of April 1, 1997 by and between BellSouth Telecommunications, Inc.
            and Intercel, Inc.**  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   10(qq)   Agreement effective as of April 1, 1997 by and between BellSouth Telecommunications, Inc.
            and Powertel, Inc.**  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     11     Statement regarding Computation of Earnings Per Share . . . . . . . . . . . . . . . . . . . .
     27     Financial Data Schedule (for SEC use only)  . . . . . . . . . . . . . . . . . . . . . . . . .
     *99    Press release dated March 17, 1997 regarding offerings of Senior Notes and Preferred Stock.
            (Filed as Exhibit 99 to 1996 Form 10-K and incorporated herein by reference.) . . . . . . . .
         --------------------------------

*        Previously filed.

** The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, as provided in Item 601(b)(2) of Regulation S-K.