Form 10-Q
period 1997-06-30
POWERTEL INC /DE/
filed 1997-08-13
CIK 876318

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

                                     Or

[ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO    , 19   .
                                                             -----  ----    ---


                       Commission File Number: 0-23102

                          ------------------------

                               POWERTEL, INC.
           (Exact name of registrant as specified in its charter)



                    Delaware                                 58-1944750
          (State or other jurisdiction                    (I.R.S. Employer
        of incorporation or organization)                Identification No.)


  1233 O.G. Skinner Drive, West Point, Georgia                    31833
    (Address of principal executive offices)                   (Zip Code)



     Registrant's telephone number, including area code: (706) 645-2000



         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                       Class                    Outstanding at August 8, 1997

         Common Stock at $0.01 par value                  26,908,651


================================================================================

                               POWERTEL, INC.

                             INDEX TO FORM 10-Q

                                                                                                        PAGE
                                                                                                        ----

PART I                                FINANCIAL INFORMATION

                  Item 1.             Financial Statements.............................................  3

                                      Condensed Consolidated Balance Sheets as of
                                               June 30, 1997 and December 31, 1996.....................  3

                                      Condensed Consolidated Statements of Operations
                                               for the three months and six months
                                               ended June 30, 1997 and 1996............................  4

                                      Condensed Consolidated Statements of Cash Flows
                                               for the six months ended June 30, 1997 and 1996.........  5

                                      Condensed Notes to Consolidated Financial Statements.............  6

                  Item 2.             Management's Discussion and Analysis of Financial
                                               Condition and Results of Operations.....................  8

                  Item 3.             Quantitative and Qualitative Disclosure About Market
                                               Risks................................................... 19


PART II                               OTHER INFORMATION

                  Item 1.             Legal Proceedings................................................ 20

                  Item 2.             Changes in Securities............................................ 20

                  Item 4.             Submission of Matters to a Vote of Security Holders.............. 21

                  Item 5.             Other Information................................................ 22

                  Item 6.             Exhibits and Reports on Form 8-K................................. 22

SIGNATURES

EXHIBIT INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                POWERTEL, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                                                  JUNE 30,       DECEMBER 31,
                                                                    1997             1996
                                                                 ----------       ---------
                        ASSETS                                     (DOLLARS IN THOUSANDS)

CURRENT ASSETS:
   Cash and Cash Equivalents                                     $  440,343       $ 185,525
   Restricted Cash                                                   89,618               -
   Cash in Escrow                                                     5,405               -
   Short-term Investments                                                 -          75,659
   Accounts Receivable - Net of Allowance for Doubtful Accounts      11,723           8,228
   Inventories                                                       22,017           7,805
   Prepaid Expenses and Other                                         2,908          12,642
                                                                 ----------       ---------
                                                                    572,014         289,859
                                                                 ----------       ---------

PROPERTY AND EQUIPMENT, AT COST:                                    357,094         261,251
   Less: Accumulated Depreciation                                   (23,623)         (9,982)
                                                                 ----------       ---------
                                                                    333,471         251,269
                                                                 ----------       ---------

OTHER ASSETS:
   Licenses, net                                                    413,395         365,964
   Goodwill, net                                                          -          22,670
   Deferred Offering Costs, net                                      21,579          13,687
   Deferred Income Taxes                                              2,776           2,190
   Deferred Charges and Other, net                                      610           1,478
                                                                 ----------       ---------
                                                                    438,360         405,989
                                                                 ----------       ---------
     Total Assets                                                $1,343,845       $ 947,117
                                                                 ==========       =========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable - Trade                                      $    6,634       $   7,723
   Advance Billings and Customer Deposits                             1,847           1,352
   Accrued Construction Costs                                        14,283          15,214
   Accrued Taxes Other than Income                                    5,483           3,609
   Accrued Compensation                                               1,475           1,509
   Accrued Interest                                                   2,377             373
   Accrued Other                                                      5,905           3,612
   Current Portion of Long-term Obligations                              82             118
                                                                 ----------       ---------
                                                                     38,086          33,510
                                                                 ----------       ---------

LONG-TERM OBLIGATIONS:
  12% Senior Discount Notes due February 2006                       229,827         216,465
  12% Senior Discount Notes due May 2006                            230,386         217,345
  11.125% Senior Notes due June 2007                                300,000               -
  Vendor Financing Agreement                                        109,938          69,514
  Other                                                                 921             741
                                                                 ----------       ---------
                                                                    871,072         504,065
                                                                 ----------       ---------

COMMITMENTS AND CONTINGENCIES                                             -               -

MINORITY INTEREST IN SUBSIDIARY                                           -           2,535

STOCKHOLDERS' EQUITY:
   Series A Convertible Preferred Stock                                   1               1
   Series B Convertible Preferred Stock                                   1               1
   Series C Convertible Preferred Stock                                   1               -
   Series D Convertible Preferred Stock                                   1               -
   Common Stock                                                         269             269
   Paid-in Capital                                                  475,060         430,053
   Accumulated Deficit                                              (40,195)        (22,766)
   Deferred  Compensation                                              (106)           (206)
   Treasury Stock                                                      (345)           (345)
                                                                 ----------       ---------
                                                                    434,687         407,007
                                                                 ----------       ---------
     Total Liabilities and Stockholders' Equity                  $1,343,845       $ 947,117
                                                                 ==========       =========


         The accompanying condensed notes to financial statements are an integral part of these statements.

                                POWERTEL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
                                                        1997        1996        1997        1996
                                                      --------    -------     --------    --------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES AND SALES:
   Monthly Access Revenue                             $  8,291    $  3,611    $ 16,831    $  7,039
   Airtime Revenue                                       2,434       1,521       4,261       2,838
   Roaming Revenue                                       1,228       1,596       2,470       3,099
   Toll Revenue                                          1,508         616       2,798       1,194
   Installation and Connection Revenue                     304          61         971         142
   Other Revenue                                           507         100       1,025         189
                                                      --------    --------    --------    --------
     Total Service Revenues                             14,272       7,505      28,356      14,501
   Equipment Sales                                       2,357         952       7,382       1,806
                                                      --------    --------    --------    --------
     Total Revenues and Sales                           16,629       8,457      35,738      16,307
                                                      --------    --------    --------    --------

OPERATING EXPENSES:
   Cost of Services                                      7,696         740      13,124       1,424
   Cost of Equipment Sold                                4,747         803      16,734       1,497
   Operations                                            3,550       1,620       7,359       2,824
   Selling and Marketing                                 9,042       1,667      14,279       2,941
   General and Administrative                            5,237       3,177      12,917       4,987
   Depreciation                                          8,563         822      16,903       1,553
   Amortization                                          1,069         809       2,247       1,690
                                                      --------    --------    --------    --------
     Total Operating Expenses                           39,904       9,638      83,563      16,916
                                                      --------    --------    --------    --------

OPERATING (LOSS) INCOME                                (23,275)     (1,181)    (47,825)       (609)
                                                      --------    --------    --------    --------

OTHER EXPENSE (INCOME):
   Net Interest Expense (Income)                         7,095       1,159      11,638         419
   Gain on Sale of Subsidiary                          (41,912)         --     (41,912)         --
   Miscellaneous (Income) Expense                         (595)        (44)       (122)        261
                                                      --------    --------    --------    --------
     Total Other (Income) Expense                      (35,412)      1,115     (30,396)        680
                                                      --------    --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             12,137      (2,296)    (17,429)     (1,289)
   Income Tax (Provision) Benefit                           --         841          --         370
                                                      --------    --------    --------    --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                              12,137      (1,455)    (17,429)       (919)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE         --          --          --      (2,583)
                                                      --------    --------    --------    --------

     NET INCOME (LOSS)                                $ 12,137    $ (1,455)   $(17,429)   $ (3,502)
                                                      ========    ========    ========    ========


PER SHARE DATA:
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE      $   0.33    $  (0.05)   $  (0.65)   $  (0.04)
   IN ACCOUNTING PRINCIPLE
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE         --          --          --       (0.11)
                                                      --------    --------    --------    --------

NET INCOME (LOSS) PER COMMON SHARE                    $   0.33    $  (0.05)   $  (0.65)   $  (0.15)
                                                      ========    ========    ========    ========

AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING                                          37,144      26,807      26,812      23,353
                                                      ========    ========    ========    ========


           The accompanying condensed notes to financial statements are an integral part of these statements.

--------------------------------

                                POWERTEL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                       1997         1996
                                                                                    ---------    ---------
                                                                                    (DOLLARS IN THOUSANDS)
Cash Flows (Used In) Provided From Operating Activities:
   Net Loss.................................................................        $ (17,429)   $  (3,502)
   Adjustments to Reconcile Net Loss to Net Cash
       Provided From (Used In) Operating Activities -
   Gain on Sale of Subsidiary, net..........................................          (41,912)          --
   Cumulative Effect of Change in Accounting Principle......................               --        2,583
   Depreciation and Amortization  ..........................................           19,150        3,243
   Bond Accretion...........................................................           12,702        7,640
   Other....................................................................             (153)        (116)
   Amortization of Deferred Offering Costs..................................              824          506
   Deferred Compensation - Restricted Stock.................................              100           82
   Deferred Taxes, Net......................................................               --       (3,287)
   Changes in Assets and Liabilities:
         Increase in Accounts Receivable....................................           (5,770)      (1,338)
         Increase in Inventories............................................          (14,649)      (1,137)
         Decrease in Prepaid Expenses and Other.............................            9,573           --
         Increase in Deferred Charges and Other.............................             (223)      (6,955)
         Increase (Decrease) in Accounts Payable............................             (197)       3,409
         Decrease in Accrued Expenses.......................................            4,764           --
         Increase in Advance Billings and Customer Deposits.................              847          156
                                                                                    ---------    ---------
                Net Cash (Used In) Provided From Operating Activities.......          (32,373)       1,284
                                                                                    ---------    ---------

Cash Flows Provided From (Used In) Investing Activities:
   Capital Expenditures.....................................................         (110,676)     (55,288)
   Cash Acquired in Powertel Business Combination...........................               --       15,379
   Purchase of FCC Licenses.................................................          (31,251)    (195,242)
   Purchase (Liquidations) of Short-Term Investments........................           75,659     (127,444)
   Microwave Relocation Costs...............................................           (5,972)          --
   Proceeds from Sale of Subsidiary.........................................           77,204           --
                                                                                    ---------    ---------
               Net Cash Provided From (Used In) Investing Activities........            4,964     (362,595)
                                                                                    ---------    ---------

Cash Flows From Financing Activities:
   Proceeds from Sale of Preferred Stock, Net...............................           44,996      261,674
   Proceeds from Issuance of Senior Notes, Net..............................          291,284      392,324
   Borrowings Under Vendor Financing Agreement..............................           40,424       16,042
   Borrowings (Repayments of) Long-term Obligations.........................              533      (28,102)
   Other....................................................................               13          231
                                                                                    ---------    ---------
               Net Cash Provided From Financing Activities..................          377,250      642,169
                                                                                    ---------    ---------

Net Increase in Cash........................................................          349,841      280,858
Cash and Cash Equivalents at Beginning of Period............................          185,525          630
                                                                                    ---------    ---------

Cash and Cash Equivalents at End of Period..................................        $ 535,366    $ 281,488
                                                                                    =========    =========



           The accompanying condensed notes to financial statements are an integral part of these statements.

                                POWERTEL, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


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

3. On May 1, 1997 (the "Closing Date"), pursuant to an Asset Purchase Agreement dated as of December 23, 1996, Unity Cellular Systems, Inc. (the
   "Seller") and Intercel Licenses, Inc. (the "Licensee"), each a wholly owned subsidiary of the Company, sold and assigned (the "Maine Disposition") to MRCC, Inc., a wholly owned subsidiary of Rural Cellular Corporation ("Rural Cellular"), (i) substantially all the assets and rights of Unicel, including Unicel's 51% general partnership interest in the Northern Maine Cellular Partnership; and (ii) the FCC licenses held by Licensee to provide cellular and microwave service in the Bangor, Maine RSA and Maine RSA3 and to provide microwave service in Maine RSA2. On the Closing Date, MRCC, Inc. paid the Seller $71.8 million in cash and paid $5.4 million into escrow. This transaction resulted in a $41.9 million gain to the Company. The following unaudited pro forma condensed consolidated statements of operations assume the sale occurred at the beginning of each period presented. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.


                      Three Months Ended       Six Months Ended
                            June 30,                June 30,
                     --------------------    --------------------
                        1997        1996       1997        1996
                     --------    --------    --------    --------

Revenues and Sales   $ 15,293    $  4,534    $ 30,821    $  8,849
 Net Income (Loss)    (29,869)     (1,569)    (59,718)     (3,596)
Net Loss per Share   $  (0.80)   $  (0.06)   $  (2.23)   $  (0.15)

4. On May 5, 1997, the FCC officially granted the Company personal communications services ("PCS") licenses for which the Company was the winning bidder in the D/E/F block auctions for 13 Basic Trading Areas covering approximately 6.8 million persons (according to industry publications) located in Kentucky, Tennessee, Illinois and Indiana for a purchase price of $31.2 million, of which $6.2 million had previously been paid by the Company. On May 12, 1997, the Company paid the remaining $25 million and took possession of these licenses.

5. On June 5, 1997, pursuant to a Stock Purchase Agreement dated as of May 23, 1997 between the Company and The Huff Alternative Income Fund, L.P. ("Huff"), Huff purchased 50,000 shares of nonvoting Series C Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $22.5 million. Also, on June 5, 1997, pursuant to a Stock Purchase Agreement dated as of May 23, 1997 between the Company and SCANA Communications, Inc., a wholly owned subsidiary of SCANA Corporation ("SCANA"), SCANA purchased 50,000 shares of nonvoting Series D Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $22.5 million.

6. On June 5, 1997, the Company issued $300 million principal amount of 11.125% Senior Notes due June 1, 2007 (the "Notes") in a private offering. The Company used $89.6 million of the net proceeds from the offering to purchase and pledge, for the benefit of the holders of the Notes, certain U.S. government securities in an amount sufficient to provide for the payment in full of the first six scheduled interest payments on the Notes. The Company intends to use the net proceeds from this offering and the aforementioned preferred stock sales primarily to partially finance the continued development, construction and operating costs and certain acquisition expenses associated with the PCS system.

7. During first quarter 1996, the Company changed its method of accounting for costs incurred in connection with certain promotional programs under which the Company's cellular customers received discounted cellular equipment or airtime usage credits. Under its previous accounting method, all such costs were deferred and amortized over the life of the related non-cancelable cellular telephone service agreements. Under the new accounting method, the costs are expensed as incurred. This change in accounting principle resulted in a total nonrecurring charge for the cumulative effect of this accounting change, net of taxes, of approximately $2.6 million. Additionally, such costs are not deferred in conjunction with the acquisition of PCS customers.

8. The Company, through its subsidiary Powertel/Birmingham, Inc. ("Powertel/Birmingham"), was served with a complaint filed on April 4, 1997 by American Page One, Inc. d/b/a American Mobile Wireless Communications ("Plaintiff") in the Circuit Court of Macon County, Alabama. Plaintiff claims that Powertel/Birmingham has breached its agency contract and has committed other torts with respect to Plaintiff by failing to accurately track Plaintiff's account with respect to inventory invoicing and commissions, failing to pay timely commissions, failing to provide services to Plaintiff's customers in a competent and accurate manner, billing Plaintiff's customers inaccurately and in excessive amounts, and making false representations with regard to its customer service and operational capabilities. Plaintiff is seeking unspecified damages. While the Company believes that the claims are without merit and intends to vigorously defend itself, there can be no assurance that these claims or the loss of its agency relationship with Plaintiff will not result in a loss of customers acquired from such agency relationship or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

9. The Company received a Civil Investigative Demand (the "Demand") from the U.S. Department of Justice Antitrust Division (the "Antitrust Division") requiring the Company to produce certain documents and answer certain interrogatories in connection with the Antitrust Division's investigation of possible bid rigging and market allocation for licenses auctioned by the Federal Communications Commission for broadband PCS frequency blocks. The Company has cooperated fully with the Antitrust Division's requests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      On June 25, 1997, the Company changed its name from Intercel, Inc. to Powertel, Inc. The common stock, par value $0.01 per share (the "Common Stock"), of the Company is traded on the Nasdaq Stock Market under the symbol "PTEL." Powertel provides personal communications services ("PCS") in the southeastern United States and cellular telephone service in contiguous portions of western Georgia and eastern Alabama under the name "InterCel." The Company formerly provided cellular telephone service in the State of Maine under the name "Unicel." On May 1, 1997 the Company sold substantially all the assets related to its cellular telephone operations in the State of Maine for approximately $77.2 million (the "Maine Disposition").

      Powertel's PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.3 million people in the Major Trading Areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama (the "Current PCS Markets"); and in 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee. Powertel first introduced its PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, has launched its PCS services in a total of 18 markets in the Southeast. In all of these markets, the Company was the first to offer PCS services commercially. Powertel intends to continue to rapidly build out its PCS network and to launch its PCS services.

      In the Federal Communication Commission's (the "FCC") D/E/F Auctions, the Company acquired both the 10 MHz "D" block and the 10 MHz "E" block licenses in each of the BTAs of Evansville, Indiana; Lexington, Louisville, Bowling Green-Glasgow, Corbin, Madisonville, Owensboro, Paducah-Murray-Mayfield and Somerset, Kentucky; Nashville and Cookeville, Tennessee; and Hopkinsville, Kentucky-Clarksville, Tennessee; and the 10 MHz "E" block license in the Knoxville, Tennessee BTA (collectively the "Kentucky/Tennessee BTAs" and together with the Current PCS Markets, the "PCS Markets"). These licenses encompass an area of approximately 66,000 square miles with a population of approximately 6.8 million people and, when combined with the Company's existing licensed territory, give the Company one of the largest contiguous PCS footprints in the southeastern United States. On May 5, 1997, the FCC officially granted the Company these PCS licenses for a purchase price of $31.2 million, of which $6.2 million had previously been paid. On May 12, 1997, the Company paid the remaining $25 million and took possession of these licenses.

      Average revenues per subscriber in the wireless industry have declined during recent years and are expected to continue to decline in the future. The Company believes that this downward trend is the result of the addition of lower usage customers who utilize wireless service for personal convenience, security or as backup for their traditional landline telephones. In addition, the Company expects that revenue per minute will continue to decline as competition within the wireless telecommunications industry intensifies. The Company believes the effect of this trend on the Company's earnings will be mitigated by corresponding increases in the number of subscribers, the number of minutes of usage per subscriber and the use of more advanced features that will be offered to PCS subscribers.

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

      As a result of: (i) the significant costs required to build out and maintain the PCS system, hire and manage the required personnel to operate the PCS business and market its services; (ii) the significant subsidization of PCS handsets to customers; and (iii) the depreciation of PCS equipment and amortization of the PCS licenses, the Company incurred an operating loss of $23.3 million for the quarter ended June 30, 1997. The Company expects to continue subsidizing the cost of PCS handsets to customers for the foreseeable future and expects that negative PCS equipment margins will continue to contribute significantly to future operating results. The Company expects to continue incurring significant operating losses during the remainder of 1997 and thereafter as it continues to build out its PCS system and build its PCS customer base.

      Minimizing customer attrition, or "churn," becomes a greater challenge as the subscriber base grows and the marketplace becomes more competitive. The Company achieved an average monthly churn rate of 1.8% and 2.6%, respectively, for its cellular and PCS lines of business for the quarter ended June 30, 1997. The Company believes that it may continue to experience an increase in its PCS churn rate during the current year related to the disconnection of non-paying customers. However, the Company expects to minimize the impact of such increase by focusing efforts on collections and consistently high levels of customer satisfaction coupled with a proactive customer retention program.

      The Company offers its PCS customers a choice of multiple pricing plans, with varying amounts of unbilled or "free" minutes included in the monthly access charge. From November 29, 1996 to January 18, 1997, the Company offered its customers a special, limited-time promotional pricing plan (the "Prestige Partners Promotion") in all of its operational markets. This special limited-time promotional pricing plan offered unlimited local airtime through December 31, 1997 (with the exception of certain subscribers in the Memphis area who were unable to obtain the handset model of their choice due to a shortage in that market and for whom the promotional pricing extends through April 30, 1998) for a $50 per month access charge (excluding toll and roaming charges, taxes and other optional fees). As of June 30, 1997, a substantial portion of the Company's PCS subscribers were participants in this promotion.

      The majority of the interest costs incurred during 1996 were capitalized as a cost of construction of the Company's PCS system. As the Company is now providing PCS services in numerous markets, the interest costs related to the construction of the PCS systems in such markets will be amortized over the life of the related assets from the time such systems were placed in service. Additionally, the Company's depreciation and amortization expense have significantly increased as a result of the fixed assets and PCS licenses related to PCS systems placed in service during the fourth quarter 1996 and the first six months of 1997 and will continue to increase as a result of systems to be placed in service during the remainder of 1997 and thereafter.

      On August 4, 1997, the Company along with six other leading North American PCS carriers that utilize the same digital protocol, Global System for Mobile Communications ("GSM"), as the Company announced the GSM Alliance, L.L.C. All members of the alliance have executed roaming agreements with each other, thereby allowing GSM customers to roam throughout much of the United States and Canada.

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



                                                                  QUARTERS ENDED JUNE 30,
                                           --------------------------------------------------------------------
                                                         1997                               1996
                                           --------------------------------    --------------------------------

                                                                   COMBINED                            COMBINED
                                                                      PCS                                PCS
                                                                      AND                                AND
                                           CELLULAR       PCS      CELLULAR    CELLULAR    PCS (A)    CELLULAR
                                           --------       ---      --------    --------    -------    --------
                                                                (DOLLARS IN THOUSANDS)

SERVICE REVENUE & COST ANALYSIS:
Service Revenue
   Local Customers--
     Access Revenue                        $  2,675    $  5,616    $  8,291    $  3,611   $     --    $  3,611
     Airtime Revenue                          1,376       1,058       2,434       1,521         --       1,521
     Toll Revenue                                99         981       1,080         205         --         205
                                           --------    --------    --------    --------   --------    --------
                                              4,150       7,655      11,805       5,337         --       5,337
                                           --------    --------    --------    --------   --------    --------

   Roamers--
     Access & Airtime Revenue                 1,228          --       1,228       1,596         --       1,596
     Toll Revenue                               428          --         428         411         --         411
                                           --------    --------    --------    --------   --------    --------
                                              1,656          --       1,656       2,007         --       2,007
                                           --------    --------    --------    --------   --------    --------
     Other Service Revenue                      305         506         811         161                    161
                                           --------    --------    --------    --------   --------    --------
       Total Service Revenue                  6,111       8,161      14,272       7,505         --       7,505
Cost of Services                              1,085       6,611       7,696         740         --         740
                                           --------    --------    --------    --------   --------    --------
    Gross Margin                           $  5,026    $  1,550    $  6,576    $  6,765   $     --    $  6,765
                                           ========    ========    ========    ========   ========    ========

EQUIPMENT SALES & COST ANALYSIS:
Equipment Sales                            $    356    $  2,001    $  2,357    $    952   $     --    $    952
Cost of equipment Sales                         772       3,975       4,747         803         --         803
                                           --------    --------    --------    --------   --------    --------
    Gross Margin                           $   (416)   $ (1,974)   $ (2,390)   $    149   $     --    $    149
                                           ========    ========    ========    ========   ========    ========

OPERATING MARGIN ANALYSIS:
Total Revenues                             $  6,467    $ 10,162    $ 16,629    $  8,457   $     --    $  8,457
                                           --------    --------    --------    --------   --------    --------

Operating Expense--
    Cost of Services and Equipment Sales      1,857      10,586      12,443       1,543         --       1,543
    Operations                                  763       2,787       3,550       1,141        479       1,620
    Selling and Marketing                       946       8,096       9,042       1,106        561       1,667
    General and Administrative                  670       4,567       5,237         962      2,215       3,177
    Depreciation                                602       7,961       8,563         765         57         822
    Amortization                                 68       1,001       1,069         809         --         809
                                           --------    --------    --------    --------   --------    --------
      Total Operating Expenses                4,906      34,998      39,904       6,326      3,312       9,638
                                           --------    --------    --------    --------   --------    --------
Operating Income (Loss)                    $  1,561    $(24,836)    (23,275)   $  2,131   $ (3,312)     (1,181)
                                           ========    ========                ========   ========
Gain on sale of Subsidiary                                          (41,912)                                --
Interest Expense (Income) , net                                       7,095                              1,159
Miscellaneous (Income) Expense                                         (595)                               (43)
                                                                   --------                           --------
Income (Loss) before Income Taxes                                    12,137                             (2,297)
Income Tax (Provision) Benefit                                           --                                842
                                                                   --------                           --------
Net Income (Loss)                                                  $ 12,137                           $ (1,455)
                                                                   ========                           ========



(a)     The company did not commence PCS operations until fourth quarter 1996.

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

      The following discussion reflects the Company's results of operations for its PCS and cellular lines of business. All general corporate costs have been allocated to those lines of business based on management's estimates of actual expenses incurred related to such lines of business.

      Service revenue from local customers increased $6.5 million or 121.2% for the quarter ended June 30, 1997, as compared to the same period of 1996. Cellular service revenue from local customers decreased $1.2 million, or 22.2%, primarily as a result of the Maine Disposition and the corresponding reduction in customers (to 24,331 at June 30, 1997 from 42,442 at June 30, 1996). PCS service revenue from local customers, which was $7.7 million for the quarter ended June 30, 1997, was the result of the continued increase in subscribers (10,385 subscribers added for the quarter ended June 30, 1997) to 45,271 at June 30, 1997.

      The average monthly service revenue per local cellular subscriber (excluding roaming revenue and equipment sales) increased to $43.33 for the quarter ended June 30, 1997, from $42.98 for the same period of the prior year, due primarily to the disposition of the Maine customers, who tended to use cellular service less frequently. The average monthly service revenue per local PCS subscriber was $65.06, which is substantially higher than cellular due primarily to the $50 monthly access fee associated with the Prestige Partners Promotion and the long distance revenue being generated by those customers.

      Roamer revenue (including roamer long distance), which was generated solely from the Company's cellular business, decreased $351,000, or 17.5%, for the quarter ended June 30, 1997, as compared to the same period of the prior year. This decrease is attributable to the Maine Disposition, as well as the amended agreement with BellSouth Cellular Corp., operating as BellSouth Mobility, Inc. ("BellSouth Mobility"), effective January 16, 1997, under which the parties agreed to per-minute reductions to the rates charged to BellSouth Mobility for its customers roaming in InterCel's service territory.

      Other revenue, which includes primarily connection and installation fees and fees from optional features, increased $650,000, or 403.7%, for the quarter ended June 30, 1997, as compared to the same period of 1996. This increase is due to the addition of PCS subscribers noted above.

      Cost of services includes the cost of: (i) interconnection with Local Exchange Carriers ("LECs") facilities; (ii) direct cell site costs (e.g. property taxes and insurance, site lease costs and electric utilities); (iii) cellular roaming validation (provided by a third-party clearinghouse); (iv) long distance toll services; (v) cellular cloning and fraud; and (vi) supplementary services (such as voice mail). For the quarter ended June 30, 1997, cost of services increased $7.0 million, or 940.0%, as compared to the same period of 1996 and was 53.9% of total service revenue, compared to 9.9% for the same period in 1996. This increase is primarily attributable to costs associated with operating and maintaining the expanding PCS network. Additionally, the Company, like other participants in the cellular industry, has experienced a significant increase in costs associated with both cloning and subscription fraud ($431,000 for the three months ended June 30, 1997 versus $27,000 for the same period in
1996).

      To date, wireless telecommunications operators have been required to pay fees to the LECs for interconnection to their networks. However, pursuant to the 1996 Telecommunications Act, such interconnection arrangements must now be reciprocal and cost-based, with each party compensating the other at the same rate for the right to interconnect with each other's network. The Company has recently concluded negotiations for interconnection with BellSouth Telecommunication Corporation, the local exchange subsidiary of BellSouth Corporation ("BellSouth"), the LEC with which the Company primarily interconnects in its service territory, on behalf of its cellular and PCS operations and has executed interconnection agreements with respect to the same. Under the new arrangements, the mutual and reciprocal interconnection rates for those states in which the Company interconnects with BellSouth range from $.005644 per minute to $.01586. These rates represent a significant decrease from the previous rates paid by the Company to BellSouth of approximately $.022 per minute.

      The Company generated a negative cellular equipment margin of 116.9% on $356,000 of sales for the quarter ended June 30, 1997, as compared to a positive margin of 15.7% on $1.0 million of sales for the same period of 1996. This decrease in margins is due to the Company's change in its method of accounting for certain promotional costs (primarily equipment credits) in 1996. Under the new method of accounting, all cellular equipment subsidies are expensed as incurred. Such subsidies were deferred and amortized over the life of the related cellular contract in prior periods. For its PCS operations, the Company generated a negative equipment margin of 98.7% on $2.0 million of sales for the quarter ended June 30, 1997, as the result of the Company's decision to subsidize the cost of PCS handsets. The Company expects to continue subsidizing the cost of PCS handsets to consumers for the foreseeable future.

      Operations costs, which include the costs of maintaining the cellular and PCS systems, customer service and in-house cellular installations, totaled $3.6 million for the quarter ended June 30, 1997, which represented an increase of $1.9 million, or 119.1%, from the same period of 1996. Cellular operations costs totaled $763,000 for the quarter ended June 30, 1997, a 33.1% decrease from the same period of 1996, which is attributable primarily to the Maine Disposition. Cellular operations costs as a percentage of total cellular revenue improved to 11.8% for the quarter ended June 30, 1997 as compared to 13.5% for the same period of 1996. PCS operations costs totaled $2.8 million for the quarter ended June 30, 1997, which represented a 481.8% increase from the same period of 1996 and were comprised primarily of salaries and benefits, bad debt provisions, credit and collection costs and communications costs (i.e. telephone, paging, etc.).

      Selling and marketing costs were $9.0 million for the quarter ended June 30, 1997, an increase of $7.4 million, or 442.4%, as compared to the same period of the prior year. Substantially all of this increase is attributable to ongoing PCS advertising costs, as well as the costs of all direct and indirect sales channels, including commissions incurred as the result of the increase in PCS subscribers.

      General and administrative costs ("G&A") were $5.2 million for the quarter ended June 30, 1997, an increase of $2.1 million, or 64.8%, from the same period of 1996. This increase is attributable to PCS G&A costs, which totaled $4.6 million for the quarter ended June 30, 1997 and were comprised primarily of costs (excluding depreciation) associated with the corporate and regional facilities, such as salaries and benefits, data processing costs, rent and communications costs.

      Depreciation and amortization for the quarter ended June 30, 1997, totaled $9.6 million, as compared to $1.6 million for the same period of 1996, and consists principally of the depreciation of the cellular and PCS networks and the amortization of the PCS licenses. Substantially all of the increase of $8.0 million in depreciation and amortization for the quarter ended June 30, 1997 is due to the PCS system and PCS licenses. The Company anticipates these costs will continue to increase in future periods as additional portions of the PCS system are completed and placed in service.

      Net consolidated interest expense totaled $7.1 million for the quarter ended June 30, 1997 as compared to $1.2 million for the same period of 1996. Interest income earned during each period was $3.7 million. Additionally, approximately $6.9 million and $4.5 million of interest expense was capitalized during the quarters ended June 30, 1997 and 1996, respectively, as the Company continued to construct its PCS system.

      The effective income tax rates for the quarters ended June 30, 1997 and 1996 were 0% and 36.6%, respectively. The decrease between periods is primarily attributable to the deferred tax asset valuation allowance required as of June 30, 1997. The Company generated a $17.4 million net loss through June 30, 1997 and expects to continue to incur significant operating losses throughout the remainder of 1997 and beyond. The tax benefit of these operating losses will not be recognized until it is more likely than not that such benefit is realizable.

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



                                                                 SIX MONTHS ENDED JUNE 30,
                                           --------------------------------------------------------------------
                                                          1997                              1996
                                           --------------------------------    --------------------------------

                                                                   COMBINED                            COMBINED
                                                                      PCS                                PCS
                                                                      AND                                AND
                                           CELLULAR       PCS      CELLULAR    CELLULAR    PCS (A)    CELLULAR
                                           --------       ---      --------    --------    -------    --------
                                                               (DOLLARS IN THOUSANDS)

SERVICE REVENUE & COST ANALYSIS:
Service Revenue
   Local Customers--
     Access Revenue                        $  6,675    $ 10,156    $ 16,831    $  7,039   $     --    $  7,039
     Airtime Revenue                          2,921       1,340       4,261       2,838         --       2,838
     Toll Revenue                               317       1,654       1,971         370         --         370
                                           --------    --------    --------    --------   --------    --------
                                              9,913      13,150      23,063      10,247         --      10,247
                                           --------    --------    --------    --------   --------    --------

   Roamers--
     Access & Airtime Revenue                 2,470          --       2,470       3,099         --       3,099
     Toll Revenue                               827          --         827         824         --         824
                                           --------    --------    --------    --------   --------    --------
                                              3,297          --       3,297       3,923         --       3,923
                                           --------    --------    --------    --------   --------    --------
     Other Service Revenue                      639       1,357       1,996         331                    331
                                           --------    --------    --------    --------   --------    --------
       Total Service Revenue                 13,849      14,507      28,356      14,501         --      14,501
Cost of Services                              2,154      10,970      13,124       1,424         --       1,424
                                           --------    --------    --------    --------   --------    --------
    Gross Margin                           $ 11,695    $  3,537    $ 15,232    $ 13,077   $     --    $ 13,077
                                           ========    ========    ========    ========   ========    ========

EQUIPMENT SALES & COST ANALYSIS:
Equipment Sales                            $    596    $  6,786    $  7,382    $  1,806   $     --    $  1,806
Cost of equipment Sales                       1,612      15,122      16,734       1,497         --       1,497
                                           --------    --------    --------    --------   --------    --------
    Gross Margin                           $ (1,016)   $ (8,336)   $ (9,352)   $    309   $     --    $    309
                                           ========    ========    ========    ========   ========    ========

OPERATING MARGIN ANALYSIS:
Total Revenues                             $ 14,445    $ 21,293    $ 35,738    $ 16,307   $     --    $ 16,307
                                           --------    --------    --------    --------   --------    --------

Operating Expense--
    Cost of Services and Equipment Sales      3,766      26,092      29,858       2,921         --       2,921
    Operations                                1,773       5,586       7,359       2,211        613       2,824
    Selling and Marketing                     2,185      12,094      14,279       2,202        739       2,941
    General and Administrative                1,583      11,334      12,917       1,755      3,232       4,987
    Depreciation                              1,553      15,350      16,903       1,474         79       1,553
    Amortization                                246       2,001       2,247       1,690         --       1,690
                                           --------    --------    --------    --------   --------    --------
      Total Operating Expenses               11,106      72,457      83,563      12,253      4,663      16,916
                                           --------    --------    --------    --------   --------    --------
Operating Income (Loss)                    $  3,339    $(51,164)    (47,825)   $  4,054   $ (4,663)       (609)
                                           ========    ========                ========   ========
Gain on sale of Subsidiary                                          (41,912)                                --
Interest Expense (Income) , net                                      11,638                                419
Miscellaneous (Income) Expense                                         (122)                               261
                                                                   --------                           --------
Income (Loss) before Income Taxes                                   (17,429)                            (1,289)
Income Tax (Provision) Benefit                                           --                                370
                                                                   --------                           --------
(Loss) Income before Cumulative Effect                              (17,429)                              (919)
Cumulative Effect of Change in
   Accounting Principle                                                  --                             (2,583)
                                                                   --------                           --------
     Net Income (Loss)                                             $(17,429)                          $ (3,502)
                                                                   ========                           ========



(a)     The company did not commence PCS operations until fourth quarter 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

      The following discussion reflects the Company's results of operations for its PCS and cellular lines of business. All general corporate costs have been allocated to those lines of business based on management's estimates of actual expenses incurred related to such lines of business.

      Service revenue from local customers increased $12.8 million, or 125.1%, for the six months ended June 30, 1997, as compared to the same period of 1996. Cellular service revenue from local customers decreased $334,000, or 3.3%, primarily as a result of the Maine Disposition and the corresponding reduction in customers (to 24,331 at June 30, 1997 from 42,442 at June 30, 1996). PCS service revenue from local customers, which was $13.2 million for the six months ended June 30, 1997, was the result of the 1997 addition of 30,379 net subscribers (to 45,271 at June 30, 1997).

      The average monthly service revenue per local cellular subscriber (excluding roaming revenue and equipment sales) decreased to $39.40 for the six months ended June 30, 1997, from $42.21 for the same period of the prior year. This decrease was due primarily to the addition of customers who tend to use cellular service less frequently and a decrease in cellular pricing (primarily in the Maine cellular market). The average monthly service revenue per local PCS subscriber was $64.72, which is substantially higher than cellular due mainly to the $50 monthly access fee associated with the Prestige Partners Promotion and the long distance revenue being generated by those customers.

      Roamer revenue (including roamer long distance), which was generated solely from the Company's cellular business, decreased $626,000, or 16.0%, for the six months ended June 30, 1997, as compared to the same period of the prior year. This decrease is attributable to the Maine Disposition, as well as the amended agreement with BellSouth Mobility, effective January 16, 1997, under which the parties agreed to per-minute reductions to the rates charged to BellSouth Mobility for its customers roaming in InterCel's service territory.

      Other revenue, which includes primarily connection and installation fees and fees from optional features, increased $1.7 million, or 503.0%, for the six months ended June 30, 1997, as compared to the same period of 1996. This increase is due to the addition of PCS subscribers noted above.

      Cost of services includes the cost of: (i) interconnection with LEC facilities; (ii) direct cell site costs (e.g. property taxes, site lease costs and electric utilities); (iii) cellular roaming validation (provided by a third-party clearinghouse); (iv) long distance toll services; (v) cellular cloning and fraud; and (vi) supplementary services (such as voice mail). For the six months ended June 30, 1997, cost of services increased $11.7 million, or 821.6%, as compared to the same period of 1996 and was 46.3% of total service revenue, compared to 9.8% for the same period in 1996. This increase is primarily attributable to costs associated with operating and maintaining the expanding PCS network. Additionally, the Company, like other participants in the cellular industry, has experienced a significant increase in costs associated with both cloning and subscription fraud ($534,000 for the six months ended June 30, 1997 versus $73,000 for the same period in 1996).

      To date, wireless telecommunications operators have been required to pay fees to the LECs for interconnection to their networks. However, pursuant to the 1996 Telecommunications Act, such interconnection arrangements must now be reciprocal and cost-based, with each party compensating the other at the same rate for the right to interconnect with each other's network. The Company has recently concluded negotiations for interconnection with BellSouth Telecommunication Corporation, the local exchange subsidiary of BellSouth, the LEC with which the Company primarily interconnects in its service territory, on behalf of its cellular and PCS operations and has executed interconnection agreements with respect to the same. Under the new arrangements, the mutual and reciprocal interconnection rates for those states in which the Company interconnects with BellSouth range from $.005644 per minute to $.01586. These rates represent a significant decrease from the previous rates paid by the Company to BellSouth of approximately $.022 per minute.

      The Company generated a negative cellular equipment margin of 170.5% on $596,000 of sales for the six months ended June 30, 1997, as compared to a positive margin of 17.1% on $1.8 million of sales for the same period of 1996. This decrease is due to the Company's change in its method of accounting for certain promotional costs (primarily equipment credits). Under the new method of accounting, all cellular equipment subsidies are expensed as incurred. Such subsidies were deferred and amortized over the life of the related cellular contract in prior periods. For its PCS operations, the Company generated a negative equipment margin of 122.8% on $6.8 million of sales for the six months ended June 30, 1997, as the result of the Company's decision to subsidize the cost of PCS handsets. The Company expects to continue subsidizing the cost of PCS handsets to consumers for the foreseeable future.

      Operations costs which include the costs of maintaining the cellular and PCS systems, customer service and in-house cellular installations, totaled $7.4 million for the six months ended June 30, 1997, which represented an increase of $4.5 million, or 160.6%, from the same period of 1996. Cellular operations costs totaled $1.8 million for the six months ended June 30, 1997, a 19.8% decrease from the same period of 1996, which is attributable primarily to the Maine Disposition. Cellular operations costs as a percentage of total cellular revenue improved to 12.3% for the six months ended June 30, 1997 as compared to 13.6% for the same period of 1996. PCS operations costs totaled $5.6 million for the six months ended June 30, 1997 and were comprised primarily of salaries and benefits, bad debt provisions, credit and collection costs and communications costs (i.e. telephone, paging, etc.).

      Selling and marketing costs were $14.3 million for the six months ended June 30, 1997, an increase of $11.3 million, or 385.5%, as compared to the same period of the prior year. Substantially all of this increase is attributable to ongoing PCS advertising costs, as well as the costs of all direct and indirect sales channels, including commissions incurred as the result of the increase in PCS subscribers.

      G&A costs were $12.9 million for the six months ended June 30, 1997, an increase of $7.9 million, or 159.0%, from the same period of 1996. This increase is attributable to PCS G&A costs, which totaled $11.3 million for the six months ended June 30, 1997 and were comprised primarily of costs (excluding depreciation) associated with the corporate and regional facilities, such as salaries and benefits, data processing costs, rent and communications costs.

      Depreciation and amortization for the six months ended June 30, 1997, totaled $19.2 million, as compared to $3.2 million for the same period of 1996, and consists principally of the depreciation of the cellular and PCS networks and the amortization of the PCS licenses. Substantially all of the increase of $16.0 million in depreciation and amortization for the six months ended June 30, 1997 is due to the PCS system and PCS licenses. The Company anticipates these costs will continue to increase in future periods as additional portions of the PCS system are completed and placed in service.

      Net consolidated interest expense totaled $11.6 million for the six months ended June 30, 1997 as compared to $419,000 for the same period of 1996. Interest income earned during such periods was $6.9 million and $5.8 million, respectively. Additionally, approximately $13.7 million and $7.2 million of interest expense was capitalized through June 30, 1997 and 1996, respectively, as the Company continued to construct its PCS system.

      The effective income tax rates for the six months ended June 30, 1997 and 1996 were 0% and 28.7%, respectively. The decrease between periods is primarily attributable to the deferred tax asset valuation allowance required as of June 30, 1997. The Company generated a $17.4 million net loss through June 30, 1997 and expects to continue to incur significant operating losses throughout the remainder of 1997 and beyond. The tax benefit of these operating losses will not be recognized until it is more likely than not that such benefit is realizable.

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

      On May 1, 1997 (the "Closing Date"), pursuant to an Asset Purchase Agreement dated as of December 23, 1996, Unity Cellular Systems, Inc. (the "Seller") and Intercel Licenses, Inc. (the "Licensee"), each a wholly owned subsidiary of the Company, sold and assigned (the "Maine Disposition") to MRCC, Inc., a wholly owned subsidiary of Rural Cellular Corporation ("Rural Cellular"), (i) substantially all the assets and rights of Unicel, including Unicel's 51% general partnership interest in the Northern Maine Cellular Partnership; and (ii) the FCC licenses held by Licensee to provide cellular and microwave service in the Bangor, Maine RSA and Maine RSA3 and to provide microwave service in Maine RSA2. On the Closing Date, MRCC, Inc. paid the Seller $71.8 million in cash and paid $5.4 million into escrow.


      On June 5, 1997, the Company issued $300 million principal amount of 11.125% Senior Notes due June 1, 2007 (the "Notes") in a private offering. The Company used $89.6 million of the net proceeds from the offering to purchase and pledge, for the benefit of the holders of the Notes, certain U.S. government securities in an amount sufficient to provide for the payment in full of the first six scheduled interest payments on the Notes. Also on June 5, 1997, pursuant to a Stock Purchase Agreement dated as of May 23, 1997 between the Company and The Huff Alternative Income Fund, L.P. ("Huff"), Huff purchased 50,000 shares of nonvoting Series C Convertible Preferred Stock, per value $0.01 per share (the "Series C Preferred Stock"), from the Company in a private placement for an aggregate purchase price of $22.5 million. Finally, on June 5, 1997, pursuant to a Stock Purchase Agreement dated as of May 23, 1997 between the Company and SCANA Communications, Inc., a wholly owned subsidiary of SCANA Corporation ("SCANA"), SCANA purchased 50,000 shares of nonvoting Series D Convertible Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock"), from the Company in a private placement for an aggregate purchase price of $22.5 million. Each share of Series C Preferred Stock and Series D Preferred Stock has a liquidation preference over the Common Stock of $450 per share plus declared and unpaid dividends in connection with a liquidation, dissolution or winding up of the Company. The Series C Preferred Stock and Series D Preferred Stock rank, as to dividends, on a parity with the Common Stock. The Series C Preferred Stock and Series D Preferred Stock are redeemable, at the option of the Company, on June 5, 2002 and on June 10, 2002, respectively, in whole or in part, on a pro rata basis, at a redemption price of $450 per share plus declared and unpaid dividends. The Series C Preferred Stock and Series D Preferred Stock become convertible on December 5, 1998 and on March 14, 2002, respectively, at the option of the holder, into Common Stock at a conversion price of $12.75, subject to adjustment. The Company intends to use the net proceeds from the sale of the Notes and the preferred stock sales primarily to partially finance the continued development, construction and operating costs and certain acquisition expenses associated with the PCS system.

      Powertel PCS, Inc., a wholly owned subsidiary of the Company ("Powertel PCS"), entered into an Equipment Purchase Agreement dated as of March 4, 1996 with Ericsson Inc. ("Ericcson") for the purchase of PCS equipment and services and a credit agreement (the "Vendor Financing Agreement") with Ericcson to finance up to $125.0 million of such purchase. On October 31, 1996, March 31, 1997 and June 26, 1997, Powertel PCS and Ericcson entered into amendments to the Vendor Financing Agreement which increased the amount of vendor financing to $165.0 million and amended certain other provisions of the Vendor Financing Agreement. The Company intends to obtain vendor financing, under terms similar to the terms of the Vendor Financing Agreement, for the equipment purchases for the Kentucky/Tennessee BTAs concurrent with signing an equipment purchase agreement for the Kentucky/Tennessee BTAs. There can be no assurance that such an agreement will be consummated on terms acceptable to the Company and within the limitations contained in the indentures to the Company's outstanding bonds or the Vendor Financing Agreement.

      Although the Company is currently unable to predict with certainty the amount of expenditures that may be made subsequent to the initial buildout of the PCS System, the Company expects that it may require additional capital. Sources of additional capital may include vendor financing, cash flow from operations, public and private equity and debt financing and asset dispositions by the Company. The Company may also require additional financing in the event it decides to make additional acquisitions. The extent of additional financing required will partially depend on the success of the Company's businesses. The Company currently has no other sources of income or cash flows other than its cellular and PCS operations and the interest income earned from investing its cash and the proceeds of the public and private debt and equity offerings which were completed during 1997 and 1996. There can be no assurance that additional financing will be available to the Company, or if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the indentures to its bonds, the Vendor Financing Agreement or in any future financing arrangements. The restrictions on additional indebtedness under the indentures require the Company to satisfy specified leverage ratios in order to incur indebtedness; however, they permit the Company and its subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of inventory or equipment.

      The Company expects to incur significant operating losses and to generate significant negative cash flow from operating activities during the next several years while it develops and constructs its PCS system and builds a PCS customer base. Cash interest will not be payable on the February 2006 Senior Notes or the May 2006 Senior Notes prior to 2001. Management believes that cash flow from operations may be insufficient to repay the Senior Notes or any additional financing that the Company may obtain in full at maturity and that they may need to be refinanced. There can be no assurance that any such refinancing could be effected successfully or on terms acceptable to the Company.

        During the six months ended June 30, 1997, the Company used net cash of $32.4 million from operating activities, which was a decrease of $33.7 million from the same period of 1996. Included in net cash used in operating activities for the six months ended June 30, 1997 was $17.4 million of net loss, $41.9 million of gain from the Maine Disposition, $12.7 million of bond accretion on the Senior Notes, $19.2 million of depreciation and amortization and $5.7 million related to changes in assets and liabilities.

        Cash provided from investing activities was $5.0 million for the six months ended June 30, 1997, as compared to cash used of $362.6 million for the same period of 1996. For investing activities for the six months ended June 30, 1997, the Company incurred capital expenditures totaling $110.7 million (primarily related to the buildout of the PCS system and support systems), license acquisition costs of $31.3 million and other license costs (primarily microwave relocation expenditures) of $6.0 million. These uses of capital were more than offset by the proceeds from the Maine Disposition totalling $77.2 million and the liquidation of short-term investments totaling $75.7 million.

        Cash provided from financing activities, which consisted primarily of the proceeds from the Notes ($291.3 million), proceeds from the sale of the Series C Preferred Stock and Series D Preferred Stock ($45.0 million) and additional borrowings of $40.4 million under the Vendor Financing Agreement amounted to $377.3 million for the six months ended June 30, 1997 compared to $642.2 million for the same period of 1996, during which the Company completed debt and equity offerings which provided $654.0 million in net proceeds.

RECENT ACCOUNTING PRONOUNCEMENTS

      In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("FAS 128") which become effective for fiscal years ending after December 15, 1997. FAS 128 changes certain reporting and disclosure requirements for earnings per share and will require restatement of all prior period earnings per share amounts.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("FAS "131"), "Disclosures About Segments of an Enterprise and Related Information. "Both statements are effective for fiscal years beginning after December 15, 1997. The Company does not expect to be impacted by the provisions of these statements.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans, including the Company's ability to obtain financing in the future; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy (including the Company's anticipated network buildout) and operating strategy; (iv) the Company's anticipated capital needs and anticipated capital expenditures; and (v) projected outcomes and effects on the Company of litigation and investigations concerning the Company. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital, risks associated with the selection of the Company's PCS digital protocol and PCS system implementation, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for the Company's products and services to be commensurate with management's expectations or past experience, the impact of present or future laws and regulations on the Company's business, changes in operating expenses or the failure of operating and buildout expenses to be consistent with management's expectations and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in the Company's filings with Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-4 (Registration number 333-31399), as declared effective by the Securities and Exchange Commission on July 31, 1997.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Not applicable.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company, through its subsidiary Powertel/Birmingham, Inc. ("Powertel/Birmingham"), was served with a complaint filed on April 4, 1997 by American Page One, Inc. d/b/a American Mobile Wireless Communications ("Plaintiff") in the Circuit Court of Macon County, Alabama. Plaintiff claims that Powertel/Birmingham has breached its agency contract and has committed other torts with respect to Plaintiff by failing to accurately track Plaintiff's account with respect to inventory invoicing and commissions, failing to pay timely commissions, failing to provide services to Plaintiff's customers in a competent and accurate manner, billing Plaintiff's customers inaccurately and in excessive amounts, and making false representations with regard to its customer service and operational capabilities. Plaintiff is seeking unspecified damages. While the Company believes that the claims are without merit and intends to vigorously defend itself, there can be no assurance that these claims or the loss of its agency relationship with Plaintiff will not result in a loss of customers acquired from such agency relationship or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company received a Civil Investigative Demand (the "Demand") from the U.S. Department of Justice Antitrust Division (the "Antitrust Division") requiring the Company to produce certain documents and answer certain interrogatories in connection with the Antitrust Division's investigation of possible bid rigging and market allocation for licenses auctioned by the Federal Communications Commission for broadband PCS frequency blocks. The Company has cooperated fully with the Antitrust Division's requests.


ITEM 2.  CHANGES IN SECURITIES

         On June 5, 1997, pursuant to a Stock Purchase Agreement (the "Huff Stock Purchase Agreement") dated as of May 23, 1997 between the Company and Huff and a Stock Purchase Agreement (the "SCANA Stock Purchase Agreement" and, together with the Huff Stock Purchase Agreement, the "Stock Purchase Agreements") dated as of May 23, 1997 between the Company and SCANA, Powertel sold 50,000 shares of Series C Preferred Stock for $22.5 million in cash to Huff and 50,000 shares of Series D Preferred Stock for $22.5 million in cash to SCANA.

         Preferred Stock Terms. The holders of Series C Preferred Stock and Series D Preferred Stock have no voting rights, except as required by law and certain specified exceptions. Each share of Series C Preferred Stock and Series D Preferred Stock has a liquidation preference over the Common Stock of $450 per share plus declared and unpaid dividends in connection with a liquidation, dissolution or winding up of the Company. The Series C Preferred Stock and Series D Preferred Stock rank, as to dividends, on a parity with the Common Stock. The Series C Preferred Stock and Series D Preferred Stock are redeemable, at the option of the Company, on June 5, 2002 and on June 10, 2002, respectively, in whole or in part, on a pro rata basis, at a redemption price of $450 per share plus declared and unpaid dividends. The Series C Preferred Stock and Series D Preferred Stock become convertible on December 5, 1998 and on March 14, 2002, respectively, at the option of the holder, into Common Stock at a conversion price of $12.75, subject to adjustment.

         Registration Rights. The offer and sale of the Series C Preferred Stock, the Series D Preferred Stock and the shares of Common Stock into which such preferred stock is convertible have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on one or more of the exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act. Huff and SCANA have been granted certain "demand" and "piggyback" registration rights with respect to the shares of Common Stock issued and issuable upon conversion of the Series C Preferred Stock and Series D Preferred Stock, respectively.

        Resale Restrictions. Each of Huff and SCANA has agreed, among other things, that except for limited exceptions they will not transfer, directly or indirectly, any shares of Series C Convertible Stock or Series D Preferred Stock, as the case may be, or any shares of Common Stock into which such preferred stock is convertible until June 5, 1998 and June 10, 1998, respectively, without the prior written consent of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 1997 annual meeting of the stockholders of the Company was held on April 22, 1997 to: (i) consider and vote upon a proposed amendment to the terms of the Certificate of Designations for the Series B Convertible Preferred Stock (the "Series B Preferred Stock"), which amendment would extend the earliest possible conversion date for the Series B Preferred Stock from June 28, 2000 to March 14, 2002; (ii) consider and vote upon a proposed amendment to the Company's Third Restated Certificate of Incorporation, as further amended (the "Certificate of Incorporation"), to change the Company's name to Powertel, Inc.;
(iii) consider and vote upon a proposed amendment to the 1991 Stock Option Plan, as amended (the "Employee Plan"), to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares; (iv) elect four directors to serve on the Company's Board of Directors, each for a three-year term; and (v) ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the year ending December 31, 1997.

        Series B Preferred Stock. The stockholders were asked to consider and vote upon a proposed amendment to Section 7(a) of the Certificate of Designations for the Series B Preferred Stock, which amendment would extend the earliest possible conversion date for the Series B Preferred Stock from June 28, 2000 (the fourth anniversary of the issuance of the Series B Preferred Stock) to March 14, 2002. Votes cast for and against the measure were 17,281,329 and 20,108, respectively. Broker non-votes and abstentions were 2,838,362 and 16,890, respectively. In addition, SCANA, the sole stockholder of the Series B Preferred Stock, voted by written consent dated June 24, 1997 in favor of the amendment.

        Amendment of Certificate of Incorporation. The stockholders were asked to consider and vote upon a proposed amendment to the Certificate of Incorporation to change the Company's name to Powertel, Inc. Votes cast for and against the measure were 20,122,948 and 20,501, respectively. Broker non-votes and abstentions were 0 and 13,240, respectively.

        Amendment to Employee Plan. The stockholders were asked to consider and vote upon an amendment to the Employee Plan, to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares from 2,000,000 to 3,000,000 shares. Votes cast for and against the measure were 18,949,420 and 1,167,576, respectively. Broker non-votes and abstentions were 0 and 39,693, respectively.

        Election of Directors. The stockholders were asked to elect O. Gene Gabbard, William H. Scott, III, William B. Timmerman and Donald W. Weber to the Company's Board of Directors, each for a three-year term. Votes cast for and against the election of Messrs. Gabbard, Scott, Timmerman and Weber were 19,472,259 and 684,430, respectively. Broker non-votes and abstentions were 0 and 0, respectively. In addition, the following persons continue to serve as directors: Campbell B. Lanier, III; Allen E. Smith; Maurice P. O'Connor; Donald
W. Burton; Bert G. Clifford; and Lawrence M. Gressette, Jr.

        Accountants. The stockholders were asked to ratify the appointment by the Board of Directors of the firm of Arthur Andersen LLP as independent public accountants of the Company for the year ending December 31, 1997. Votes cast for and against the measure were 20,131,012 and 7,862, respectively. Broker non-votes and abstentions were 0 and 17,815, respectively.

ITEM 5. OTHER INFORMATION

        On July 16, 1997, the Company filed a Registration Statement on Form S-4 (Reg. No. 333-31399) under the Securities Act relating to the proposed exchange (the "Exchange Offer") of up to $300 million principal amount of 11.125% Senior Notes due 2007 (the "New Notes") for a like principal amount of the Company's issued and outstanding 11.125% Senior Notes due 2007 (the "Old Notes"). The Old Notes were, and the New Notes will be, issued pursuant to an Indenture dated as of June 10, 1997, between the Company and Bankers Trust Company, as trustee. The form and terms of the New Notes are identical in all material respects to the form and terms of the Old Notes except that the New Notes have been registered under the Securities Act. The Company will not receive any proceeds from the issuance of the New Notes. The Exchange Offer commenced on July 31, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS


EXHIBIT
NUMBER                                  EXHIBIT DESCRIPTION
------                                  -------------------

*     4(a)         Indenture (including form of Note) dated June 10, 1997
                   between InterCel, Inc. and Bankers Trust Company, as Trustee,
                   relating to the 111/8% Senior Notes due 2007 of InterCel,
                   Inc.  (Filed as Exhibit 4(h) to Registration Statement on
                   Form S-4, File No. 333-31399 (the "1997 Form S-4"), and
                   incorporated herein by reference.)
*      4(b)        Registration Rights Agreement dated June 10, 1997 between
                   InterCel, Inc. and Morgan Stanley & Co. Incorporated,
                   Merrill Lynch, Pierce, Fenner & Smith Incorporated and
                   Oppenheimer & Co., Inc. (Filed as Exhibit 4(i) to the 1997
                   Form S-4 and incorporated herein by reference.)
*      4(c)        Collateral Pledge and Security Agreement dated June 10,
                   1997 between InterCel, Inc. and Bankers Trust Company, as
                   Trustee.** (Filed as Exhibit 4(j) to the 1997 Form S-4 and
                   incorporated herein by reference.)
*      4(d)        Certificate of Amendment to the Certificate of
                   Designations, Powers, Preferences and Relative, Participating
                   or Other Rights, and the Qualifications, Limitations or
                   Restrictions Thereof, of Series B Convertible Preferred Stock
                   of InterCel, Inc. (Filed as Exhibit 4(k) to the 1997 Form S-4
                   and incorporated herein by reference.)
*      4(e)        Amended Certificate of Designations, Powers, Preferences
                   and Relative, Participating or Other Rights, and the
                   Qualifications, Limitations or Restrictions Thereof, of
                   Series C Convertible Preferred Stock of InterCel, Inc. (Filed
                   as Exhibit 4(l) to the 1997 Form S-4 and incorporated herein by reference.)
*      4(f)        Amended Designations, Powers, Preferences and Relative,
                   Participating or Other Rights, and the Qualifications,
                   Limitations or Restrictions Thereof, of Series D Convertible
                   Preferred Stock of InterCel, Inc. (Filed as Exhibit 4(m) to
                   the 1997 Form S-4 and incorporated herein by reference.)
*     10(a)        Closing Memorandum dated May 1, 1997 by and between Rural
                   Cellular Corporation, MRCC, Inc., Unity Cellular Systems,
                   Inc., InterCel Licenses, Inc. and InterCel, Inc. (Filed as
                   Exhibit 2.2 to the Form 8-K dated May 12, 1997 and
                   incorporated herein by reference.)**
*     10(b)        Agreement effective as of April 1, 1997 by and between
                   BellSouth Telecommunications, Inc. and InterCel, Inc.**
                   (Filed as Exhibit 10(pp) to the Form 10-Q for the quarter
                   ended March 31, 1997 (the "1997 First Quarter 10-Q") and
                   incorporated herein by reference.)
*     10(c)        Agreement effective as of April 1, 1997 by and between
                   BellSouth Telecommunications, Inc. and Powertel, Inc.**
                   (Filed as Exhibit 10(qq) to the 1997 First Quarter 10-Q and
                   incorporated herein by reference.)
*     10(d)        Stock Purchase Agreement dated May 23, 1997 between
                   InterCel, Inc. and The Huff Alternative Income Fund, L.P.**
                   (Filed as Exhibit 10(a) to the 1997 Form S-4 and incorporated herein by reference.)

EXHIBIT
NUMBER                            EXHIBIT DESCRIPTION
------                            -------------------

*     10(e)        Escrow Agreement dated June 5, 1997 between InterCel,
                   Inc. and The Huff Alternative Income Fund, L.P.** (Filed as
                   Exhibit 10(b) to the 1997 Form S-4 and incorporated herein by reference.)
*     10(f)        Stock Purchase Agreement dated May 23, 1997 between InterCel,
                   Inc. and SCANA Communications, Inc.**  (Filed as Exhibit
                   10(c) to the 1997 Form S-4 and incorporated herein by
                   reference.)
*     10(g)        Escrow Agreement dated June 5, 1997 between InterCel, Inc.
                   and SCANA Communications, Inc.**  (Filed as Exhibit 10(d) to
                   the 1997 Form S-4 and incorporated herein by reference.)
*     10(h)        Amendment No. 2 dated March 31, 1997 to the Credit
                   Agreement dated March 4, 1996 among Powertel, Inc., Ericsson
                   Project Finance A.B., as Lender, and Ericsson Inc., as Agent
                   for the Lenders. (Filed as Exhibit 10(e) to the 1997 Form S-4
                   and incorporated herein by reference.)
*     10(i)        Amendment No. 3 dated June 26, 1997 to the Credit
                   Agreement dated March 4, 1996 among Powertel PCS, Inc., the
                   Lenders set forth on the signature pages thereto and Ericsson
                   Inc., as Agent for the Lenders. (Filed as Exhibit 10(f) to
                   the 1997 Form S-4 and incorporated herein by reference.)
      11           Statement regarding Computation of Per Share Earnings.
      27           Financial Data Schedule (for SEC use only).

--------------------
*        Previously filed.
** The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, as provided in Item 601(b)(2) of Regulation S-K.

         (B)      REPORTS ON FORM 8-K.

         On May 12, 1997, the Company filed a Current Report on Form 8-K which reported events under Item 2 (Acquisition or Disposition of Assets) in connection with the sale of all of the Company's assets related to its cellular telephone operations in Maine and reported events under Item 5 (Other Events) in connection with the return of monies held in escrow to potential purchasers of the Company's Series C Preferred Stock and Series D Preferred Stock. An unaudited Pro Forma Balance Sheet as of December 31, 1996 and an unaudited Statement of Operations for the Year Ended December 31, 1996 were filed with such Report.

         On July 1, 1997, the Company filed a Current Report on Form 8-K dated June 25, 1997. Such Form 8-K was filed in connection with the change of the Company's name from InterCel, Inc. to Powertel, Inc. and reported information under Item 5 (Other Events).

                                  SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           POWERTEL, INC.



August 13, 1997                            /s/ Allen E. Smith
---------------                            -------------------------------------
Date                                       Allen E. Smith
                                           President and Chief Executive Officer



August 13, 1997                            /s/ Fred G. Astor, Jr.
---------------                            -------------------------------------
Date                                       Fred G. Astor, Jr.
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Chief Accounting Officer)

                                EXHIBIT INDEX

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
------                             -------------------
*     4(j)         Indenture (including form of Note) dated June 10, 1997
                   between InterCel, Inc. and Bankers Trust Company, as Trustee,
                   relating to the 111/8% Senior Notes due 2007 of InterCel,
                   Inc. (Filed as Exhibit 4(h) to Registration Statement on Form
                   S-4, File No. 333-31399 (the "1997 Form S-4"), and
                   incorporated herein by reference.)
*     4(k)         Registration Rights Agreement dated June 10, 1997 between
                   InterCel, Inc. and Morgan Stanley & Co. Incorporated, Merrill
                   Lynch, Pierce, Fenner & Smith Incorporated and Oppenheimer &
                   Co., Inc. (Filed as Exhibit 4(i) to the 1997 Form S-4 and
                   incorporated herein by reference.)
*     4(l)         Collateral Pledge and Security Agreement dated June 10,
                   1997 between InterCel, Inc. and Bankers Trust Company, as
                   Trustee.** (Filed as Exhibit 4(j) to the 1997 Form S-4 and
                   incorporated herein by reference.)
*     4(m)         Certificate of Amendment to the Certificate of
                   Designations, Powers, Preferences and Relative, Participating
                   or Other Rights, and the Qualifications, Limitations or
                   Restrictions Thereof, of Series B Convertible Preferred Stock
                   of InterCel, Inc. (Filed as Exhibit 4(k) to the 1997 Form S-4
                   and incorporated herein by reference.)
*     4(n)         Amended Certificate of Designations, Powers, Preferences
                   and Relative, Participating or Other Rights, and the
                   Qualifications, Limitations or Restrictions Thereof, of
                   Series C Convertible Preferred Stock of InterCel, Inc. (Filed
                   as Exhibit 4(l) to the 1997 Form S-4 and incorporated herein by reference.)
*     4(o)         Amended Designations, Powers, Preferences and Relative,
                   Participating or Other Rights, and the Qualifications,
                   Limitations or Restrictions Thereof, of Series D Convertible
                   Preferred Stock of InterCel, Inc. (Filed as Exhibit 4(m) to
                   the 1997 Form S-4 and incorporated herein by reference.)
*    10(a)         Closing Memorandum dated May 1, 1997 by and between Rural
                   Cellular Corporation, MRCC, Inc., Unity Cellular Systems,
                   Inc., InterCel Licenses, Inc. and InterCel, Inc. (Filed as
                   Exhibit 2.2 to the Form 8-K dated May 12, 1997 and
                   incorporated herein by reference.)**
*    10(b)         Agreement effective as of April 1, 1997 by and between
                   BellSouth Telecommunications, Inc. and InterCel, Inc.**
                   (Filed as Exhibit 10(pp) to the Form 10-Q for the quarter
                   ended March 31, 1997 (the "1997 First Quarter 10-Q") and
                   incorporated herein by reference.)
*    10(c)         Agreement effective as of April 1, 1997 by and between
                   BellSouth Telecommunications, Inc. and Powertel, Inc.**
                   (Filed as Exhibit 10(qq) to the 1997 First Quarter 10-Q and
                   incorporated herein by reference.)
*    10(d)         Stock Purchase Agreement dated May 23, 1997 between
                   InterCel, Inc. and The Huff Alternative Income Fund, L.P.**
                   (Filed as Exhibit 10(a) to the 1997 Form S-4 and incorporated herein by reference.)
*    10(e)         Escrow Agreement dated June 5, 1997 between InterCel,
                   Inc. and The Huff Alternative Income Fund, L.P.** (Filed as
                   Exhibit 10(b) to the 1997 Form S-4 and incorporated herein by reference.)
*    10(f)         Stock Purchase Agreement dated May 23, 1997 between InterCel,
                   Inc. and SCANA Communications, Inc.** (Filed as Exhibit 10(c)
                   to the 1997 Form S-4 and incorporated herein by reference.)
*    10(g)         Escrow Agreement dated June 5, 1997 between InterCel, Inc.
                   and SCANA Communications, Inc.** (Filed as Exhibit 10(d) to
                   the 1997 Form S-4 and incorporated herein by reference.)
*    10(h)         Amendment No. 2 dated March 31, 1997 to the Credit
                   Agreement dated March 4, 1996 among Powertel, Inc., Ericsson
                   Project Finance A.B., as Lender, and Ericsson Inc., as Agent
                   for the Lenders. (Filed as Exhibit 10(e) to the 1997 Form S-4
                   and incorporated herein by reference.)
*    10(i)         Amendment No. 3 dated June 26, 1997 to the Credit
                   Agreement dated March 4, 1996 among Powertel PCS, Inc., the
                   Lenders set forth on the signature pages thereto and Ericsson
                   Inc., as Agent for the Lenders. (Filed as Exhibit 10(f) to
                   the 1997 Form S-4 and incorporated herein by reference.)
     11            Statement regarding Computation of Per Share Earnings.

EXHIBIT
NUMBER                      EXHIBIT DESCRIPTION
------                      -------------------


      27           Financial Data Schedule (for SEC use only).

-------------------

*        Previously filed.
** The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, as provided in Item 601(b)(2) of Regulation S-K.