Form 10-Q
period 1997-09-30
POWERTEL INC /DE/
filed 1997-11-13
CIK 876318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO _____, 19__.

                         Commission File Number: 0-23102

                           --------------------------


                                 POWERTEL, INC.
             (Exact name of registrant as specified in its charter)


                      Delaware                                   58-1944750
          (State or other jurisdiction                        (I.R.S. Employer
        of incorporation or organization)                    Identification No.)


  1233 O.G. Skinner Drive, West Point, Georgia                      31833
    (Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (706) 645-2000


         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at November 11, 1997

Common Stock, $0.01 par value per share                 26,919,128

================================================================================

                                 POWERTEL, INC.

                               INDEX TO FORM 10-Q

                                                                                        PAGE
                                                                                        ----
PART I                     FINANCIAL INFORMATION

         Item 1.           Financial Statements.....................................      3

                           Condensed Consolidated Balance Sheets as of September
                           30, 1997 and December 31, 1996...........................      3

                           Condensed Consolidated Statements of Operations for
                           the three months and nine months ended September 30,
                           1997 and 1996............................................      4

                           Condensed Consolidated Statements of Cash Flows for
                           the nine months ended September 30, 1997 and 1996........      5

                           Condensed Notes to Consolidated Financial Statements.....      6

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations......................      8

         Item 3.           Quantitative and Qualitative Disclosure About Market
                           Risks....................................................     17


PART II                    OTHER INFORMATION

         Item 1.           Legal Proceedings........................................     18

         Item 5.           Other Information........................................     18

         Item 6.           Exhibits and Reports on Form 8-K.........................     18

SIGNATURES

EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                 POWERTEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                       1997               1996
                                                                  -------------       ------------
                                                                        (DOLLARS IN THOUSANDS)
                        ASSETS                                     (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                      $     375,463       $    185,525
   Restricted cash for payment of interest                               33,375                 --
   Cash in escrow                                                         5,405                 --
   Short-term investments                                                    --             75,659
   Accounts receivable - net of allowance for doubtful accounts          17,739              8,228
   Inventories                                                            8,759              7,805
   Prepaid expenses and other                                             5,369             12,642
                                                                  -------------       ------------
                                                                        446,110            289,859
                                                                  -------------       ------------

PROPERTY AND EQUIPMENT, AT COST:                                        432,740            261,251
  Less: accumulated depreciation                                        (35,647)            (9,982)
                                                                  -------------       ------------
                                                                        397,093            251,269
                                                                  -------------       ------------
OTHER ASSETS:
   Licenses, net                                                        414,082            365,964
   Restricted cash for payment of interest                               58,155                 --
   Goodwill, net                                                             --             22,670
   Deferred offering costs, net                                          21,551             13,687
   Other                                                                  1,997              3,668
                                                                  -------------       ------------
                                                                        495,785            405,989
                                                                  -------------       ------------
       Total assets                                               $   1,338,988       $    947,117
                                                                  =============       ============


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                       $       8,713       $      7,723
   Accrued construction costs                                            22,513             15,214
   Accrued interest                                                      10,721                373
   Accrued taxes other than income                                        6,640              3,609
   Accrued other                                                          5,050              5,121
   Advance billings and customer deposits                                 1,931              1,352
   Current portion of long-term obligations                                 210                118
                                                                  -------------       ------------
                                                                         55,778             33,510
                                                                  -------------       ------------
LONG TERM OBLIGATIONS:
  12% Senior Discount Notes due February 2006                           236,851            216,465
  12% Senior Discount Notes due May 2006                                237,162            217,345
  11.125% Senior Notes due June 2007                                    300,000                 --
  Vendor Financing Agreement                                            119,081             69,514
  Other                                                                     721                741
                                                                  -------------       ------------
                                                                        893,815            504,065
                                                                  -------------       ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                                              --              2,535
                                                                  -------------       ------------

STOCKHOLDERS' EQUITY:
   Series A Convertible Preferred Stock                                       1                  1
   Series B Convertible Preferred Stock                                       1                  1
   Series C Convertible Preferred Stock                                       1                 --
   Series D Convertible Preferred Stock                                       1                 --
   Common Stock                                                             270                269
   Paid-in capital                                                      477,002            430,053
   Accumulated deficit                                                  (86,091)           (22,766)
   Deferred  compensation                                                (1,445)              (206)
   Treasury stock                                                          (345)              (345)
                                                                  -------------       ------------
                                                                        389,395            407,007
                                                                  -------------       ------------
     Total liabilities and stockholders' equity                   $   1,338,988       $    947,117
                                                                  =============       ============


       The accompanying condensed notes to financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                         1997         1996         1997         1996
                                                      ---------    ---------    ---------    ---------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES AND SALES:
   Monthly access revenue                             $   8,639    $   3,741    $  25,470    $  10,780
   Airtime revenue                                        2,483        1,642        6,744        4,480
   Roaming revenue                                        1,067        1,865        3,537        4,964
   Toll revenue                                           1,610          666        4,408        1,861
   Installation and connection revenue                      673           50        1,644          192
   Other revenue                                            366          163        1,391          352
                                                      ---------    ---------    ---------    ---------
       Total service revenues                            14,838        8,127       43,194       22,629
   Equipment sales                                        3,629          980       11,011        2,785
                                                      ---------    ---------    ---------    ---------
       Total revenues and sales                          18,467        9,107       54,205       25,414
                                                      ---------    ---------    ---------    ---------

OPERATING EXPENSES:
   Cost of services                                       7,267        1,163       20,391        2,587
   Cost of equipment sold                                 9,898          842       26,632        2,339
   Operations                                             5,453        2,835       12,812        5,659
   Selling and marketing                                  9,066        2,702       23,345        5,643
   General and administrative                             5,467        4,084       18,384        9,071
   Depreciation                                          12,025        1,012       28,928        2,565
   Amortization                                           1,968          803        4,215        2,493
                                                      ---------    ---------    ---------    ---------
       Total operating expenses                          51,144       13,441      134,707       30,357
                                                      ---------    ---------    ---------    ---------

OPERATING LOSS                                          (32,677)      (4,334)     (80,502)      (4,943)
                                                      ---------    ---------    ---------    ---------

OTHER EXPENSE (INCOME):
   Net interest expense (income)                         13,263       (4,459)      24,901       (4,040)
   Gain on sale of subsidiary                                --           --      (41,912)          --
   Miscellaneous (income) expense                           (44)           2         (166)         263
                                                      ---------    ---------    ---------    ---------
       Total other (income) expense                      13,219       (4,457)     (17,177)      (3,777)
                                                      ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             (45,896)         123      (63,325)      (1,166)
Income tax (provision) benefit                               --          (64)          --          306
                                                      ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                              (45,896)          59      (63,325)        (860)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          --           --           --       (2,583)
                                                      ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                     $ (45,896)   $      59    $ (63,325)   $  (3,443)
                                                      =========    =========    =========    =========


PER SHARE DATA:
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                            $   (1.71)   $      --    $   (2.36)   $   (0.03)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          --           --           --        (0.11)
                                                      ---------    ---------    ---------    ---------

NET INCOME (LOSS) PER COMMON SHARE                    $   (1.71)   $      --    $   (2.36)   $   (0.14)
                                                      =========    =========    =========    =========

AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING                                           26,846       27,466       26,824       24,513
                                                      =========    =========    =========    =========


       The accompanying condensed notes to financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                           1997         1996
                                                                        ---------    ---------
                                                                        (DOLLARS IN THOUSANDS)
Cash flows (used in) provided from operating activities:
   Net loss                                                             $ (63,325)   $  (3,443)
   Adjustments to reconcile net loss to net cash
      provided from (used in) operating activities -
      Gain on sale of subsidiary, net                                     (41,912)          --
      Cumulative effect of change in accounting principle                      --        2,583
      Depreciation and amortization                                        33,143        5,058
      Bond accretion                                                       22,132       16,043
      Other                                                                  (153)          34
      Amortization of deferred offering costs                               1,428        1,027
      Deferred compensation - restricted stock                                216          124
      Deferred taxes, net                                                      --       (4,433)
      Changes in assets and liabilities:
         Increase in accounts receivable                                  (11,786)      (1,346)
         Increase in inventories                                           (1,391)        (971)
         Decrease (increase) in prepaid expenses and other                  7,112      (12,109)
         Decrease (increase) in deferred charges and other                    575       (9,754)
         Increase in accounts payable                                       1,882        2,205
         Increase in accrued expenses                                      12,866       13,544
         Increase in advance billings and customer deposits                   931           76
                                                                        ---------    ---------
                Net cash (used in) provided from operating activities     (38,282)       8,638
                                                                        ---------    ---------

Cash flows provided from (used in) investing activities:
   Capital expenditures                                                  (184,856)    (161,240)
   Increase in accrued construction costs                                   7,299           --
   Cash acquired in Powertel Business Combination                              --       15,379
   Purchase of FCC licenses                                               (31,251)    (195,242)
   Liquidation (purchase) of short-term investments                        36,879     (144,365)
   Purchase of long-term investments                                      (58,155)          --
   Microwave relocation costs                                              (5,709)          --
   Proceeds from sale of subsidiary                                        77,204           --
                                                                        ---------    ---------
               Net cash used in investing activities                     (158,589)    (485,468)
                                                                        ---------    ---------

Cash flows from financing activities:
   Proceeds from sale of Preferred Stock, net                              44,898      151,511
   Proceeds from sale of Common Stock, net                                    599      110,166
   Proceeds from issuance of Senior Notes, net                            291,284      392,324
   Borrowings under Vendor Financing Agreement                             49,567       45,414
   Borrowings from (repayments of) long-term obligations                      461      (28,102)
   Other                                                                       --          309
                                                                        ---------    ---------
               Net cash provided from financing activities                386,809      671,622
                                                                        ---------    ---------

Net increase in cash                                                      189,938      194,792
Cash and cash equivalents at beginning of period                          185,525          630
                                                                        ---------    ---------

Cash and cash equivalents at end of period                              $ 375,463    $ 195,422
                                                                        =========    =========


       The accompanying condensed notes to financial statements are an integral part of these statements.

                                 POWERTEL, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to
         Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report of Powertel, Inc. ("Powertel" or the "Company") on Form 10-K for the year ended December 31, 1996.

2. Certain prior year amounts have been reclassified to conform with the current period presentation.

3. On May 1, 1997 (the "Closing Date"), pursuant to an Asset Purchase Agreement dated as of December 23, 1996, Unity Cellular Systems, Inc. (the "Seller") and Intercel Licenses, Inc. (the "Licensee"), each a wholly owned subsidiary of the Company, sold and assigned (the "Maine Disposition") to MRCC, Inc., a wholly owned subsidiary of Rural Cellular Corporation ("Rural Cellular"), (i) substantially all the assets and rights of Seller, including Seller's 51% general partnership interest in the Northern Maine Cellular Partnership; and (ii) the FCC licenses held by Licensee to provide cellular and microwave service in the Bangor, Maine RSA and Maine RSA3 and to provide microwave service in Maine RSA2. On the Closing Date, MRCC, Inc. paid the Seller $71.8 million in cash and paid $5.4 million into escrow. This transaction resulted in a $41.9 million gain to the Company. On November 3, 1997, the $5.4 million was released from escrow to the Company. The following unaudited pro forma condensed consolidated statements of operations assume the sale occurred at the beginning of each period presented. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.

                                                            Nine Months Ended
                                                               September 30,
                                   Three Months Ended    -----------------------
                                   September 30, 1996       1997          1996
                                   ------------------    ----------     --------
           Revenues and Sales      $ 4,675               $  49,288      $13,524
           Net Loss                   (218)               (105,614)      (3,814)
           Net Loss per Share      $ (0.01)              $   (3.94)     $ (0.16)

4. On May 5, 1997, the Federal Communications Commission (the "FCC") officially granted the Company personal communications services ("PCS") licenses for which the Company was the winning bidder in the D/E/F block auctions for 13 Basic Trading Areas covering approximately 6.8 million persons (according to industry publications) located in Kentucky, Tennessee, Illinois and Indiana for a purchase price of $31.2 million, of which $6.2 million had previously been paid by the Company. On May 12, 1997, the Company paid the remaining $25 million and took possession of these licenses.

5. On June 5, 1997, pursuant to a Stock Purchase Agreement, dated as of May 23, 1997 between the Company and The Huff Alternative Income Fund, L.P. ("Huff"), Huff purchased 50,000 shares of nonvoting Series C Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $22.5 million. Also, on June 5, 1997, pursuant to a Stock Purchase Agreement, dated as of May 23, 1997 between the Company and SCANA Communications, Inc., a wholly owned subsidiary of SCANA Corporation ("SCANA"), SCANA purchased 50,000 shares of nonvoting Series D Convertible Preferred Stock from the Company in a private placement for an aggregate purchase price of $22.5 million.

6. On June 5, 1997, the Company issued $300 million principal amount of 11.125% Senior Notes due June 1, 2007 (the "Notes") in a private offering. The Company used $89.6 million of the net proceeds from the offering to purchase and pledge, for the benefit of the holders of the Notes, certain U.S. government securities in an amount sufficient to provide for the payment in full of the first six scheduled interest payments on the Notes. The remaining portion of such amounts are classified as "Restricted Cash for

         Payment of Interest" in the accompanying balance sheet. The Company intends to use the net proceeds from this offering and the aforementioned preferred stock sales primarily to partially finance the continued development, construction and operating costs and certain acquisition expenses associated with the Company's PCS system.

7. During the first quarter of 1996, the Company changed its method of accounting for costs incurred in connection with certain promotional programs under which the Company's cellular customers received discounted cellular equipment or airtime usage credits. Under its previous accounting method, all such costs were deferred and amortized over the life of the related non-cancelable cellular telephone service agreements. Under the new accounting method, the costs are expensed as incurred. This change in accounting principle resulted in a total nonrecurring charge for the cumulative effect of this accounting change, net of taxes, of approximately $2.6 million. Additionally, such costs are not deferred in conjunction with the acquisition of PCS customers.

8. The Company, through its subsidiary Powertel/Birmingham Inc. ("Powertel/Birmingham"), was served with a complaint filed on April 4, 1997 by American Page One, Inc. d/b/a American Mobile Wireless Communications ("Plaintiff") in the circuit court of Macon County, Alabama. Plaintiff claims that Powertel/Birmingham has breached its agency contract and has committed other torts with respect to Plaintiff by failing to accurately track Plaintiff's account with respect to inventory invoicing and commissions, failing to pay timely commissions, failing to provide services to Plaintiff's customers in a competent and accurate manner, billing Plaintiff's customers inaccurately and in excessive amounts, and making false representations with regard to its customer service and operational capabilities. Plaintiff is seeking unspecified damages. While the Company believes that the claims are without merit and intends to vigorously defend itself, there can be no assurance that these claims or the loss of its agency relationship with Plaintiff will not result in a loss of customers acquired from such agency relationship or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

9. The Company received a Civil Investigative Demand (the "Demand") from the U.S. Department of Justice Antitrust Division (the "Antitrust Division") requiring the Company to produce certain documents and answer certain interrogatories in connection with the Antitrust Division's investigation of possible bid rigging and market allocation for licenses auctioned by the FCC for broadband PCS frequency blocks. The Company has cooperated with the Antitrust Division's requests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Powertel provides PCS in the southeastern United States under the name "Powertel" and cellular telephone service in contiguous portions of western Georgia and eastern Alabama under the name "InterCel." The Company formerly provided cellular telephone service in the State of Maine under the name "Unicel." On May 1, 1997, the Company sold substantially all the assets related to its cellular telephone operations in the State of Maine for approximately $77.2 million. The common stock, par value $0.01 per share (the "Common Stock"), of the Company is traded on the Nasdaq Stock Market under the symbol "PTEL."

         Powertel's PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.3 million people in the Major Trading Areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama (the "Current PCS Markets"); and in 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee (the "Kentucky/Tennessee BTAs"). Powertel first introduced its PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, has launched its PCS services in a total of 21 markets in the Southeast. In all of these markets, the Company was the first to offer PCS services commercially. Powertel intends to continue to rapidly build out its PCS network and to launch its PCS services.

         Average revenues per subscriber in the wireless industry have declined during recent years and are expected to continue to decline in the future. The Company believes that this downward trend is the result of the addition of customers who utilize cellular service for personal convenience, security or as backup for their traditional landline telephones. In addition, the Company expects that revenue per minute will continue to decline as competition within the wireless telecommunications industry intensifies. The Company believes the effect of this trend on the Company's earnings will be mitigated by corresponding increases in the number of subscribers, the number of minutes of usage per subscriber and the use of more advanced vertical features that will be offered to PCS subscribers.

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

         As a result of: (i) the significant costs required to build out and maintain the PCS system, hire and manage the required personnel to operate the PCS business and market its services; (ii) the subsidization of PCS handsets to customers; and (iii) the depreciation of PCS equipment and amortization of the PCS licenses, the Company incurred an operating loss of $32.7 million for the quarter ended September 30, 1997. The Company expects to continue subsidizing the cost of PCS handsets to customers for the foreseeable future and expects that negative PCS equipment margins will continue to contribute significantly to future operating results. The Company expects to continue incurring significant operating losses during the remainder of 1997 and thereafter as it continues to build out its PCS system and build its PCS customer base.

         Minimizing customer attrition, or "churn," becomes a greater challenge as the subscriber base grows and the marketplace becomes more competitive. The Company achieved an average monthly churn rate of 1.8% for its cellular business in the quarter ended September 30, 1997. The Company's churn rate for its PCS business increased to 3.7% as compared to 2.6% for the second quarter of 1997. On a year-to-date basis, the Company's average monthly churn for PCS is 3.0%. During the quarter ended September 30, 1997, the Company proactively deactivated a substantial number of non-paying accounts. The management of the Company's accounts receivable aging has been a primary focus in recent months. The Company's efforts have been hampered by the lack of a developed collection functionality in the American version of the Company's BSCS billing system. As a result, the Company is targeting this issue on two fronts: (1) the Company has added a Vice President of customer service at its corporate headquarters and has staffed dedicated collection departments in each market with head count to support anticipated year end subscriber levels; and (2) each group is led by a collection supervisor, focused on early identification of problem accounts and proactively contacting them to obtain payment. The Company expects to improve these churn rates in the future by continuing to focus efforts on collections and on achieving consistently high levels of customer satisfaction coupled with the Company's proactive customer retention program.

         On August 4, 1997, the Company, along with six other leading North American PCS carriers utilizing the same digital protocol, Global Systems for Mobile Communications ("GSM"), announced the formation of the North American GSM Alliance LLC. All members of the alliance have executed roaming agreements with each other, thereby allowing GSM customers to roam throughout much of the United States and Canada.

         Unless otherwise indicated, all population data set forth herein is based on the 1996 Paul Kagan Associates, Inc. Cellular/PCS Pop Book.


RESULTS OF OPERATIONS

         The following table reflects the composition of the Company's cellular and PCS service revenue and equipment sales, and related gross margins, as well as overall operating and other costs and margins. The Company's historical results of operations, particularly in view of the Maine Disposition and the start-up costs associated with the Company's PCS business, will not be comparable with future periods.

                                                         QUARTERS ENDED SEPTEMBER 30,
                                     -------------------------------------------------------------------
                                                   1997                                1996
                                     --------------------------------    -------------------------------
                                                             COMBINED                           COMBINED
                                                                PCS                                PCS
                                                                AND                                AND
                                     CELLULAR       PCS      CELLULAR    CELLULAR    PCS(A)     CELLULAR
                                     --------    --------    --------    --------   --------    --------
                             (DOLLARS IN THOUSANDS)
SERVICE REVENUE & COST ANALYSIS:
Service revenue
   Local customers--
     Access revenue                  $  1,978    $  6,661    $  8,639    $  3,741   $     --    $  3,741
     Airtime revenue                      868       1,615       2,483       1,642         --       1,642
     Toll revenue                          55       1,199       1,254         194         --         194
                                     --------    --------    --------    --------   --------    --------
                                        2,901       9,475      12,376       5,577         --       5,577
                                     --------    --------    --------    --------   --------    --------

   Roamers--
     Access & airtime revenue           1,067          --       1,067       1,865         --       1,865
     Toll revenue                         356          --         356         472         --         472
                                     --------    --------    --------    --------   --------    --------
                                        1,423          --       1,423       2,337         --       2,337
                                     --------    --------    --------    --------   --------    --------
     Other service revenue                265         774       1,039         213         --         213
                                     --------    --------    --------    --------   --------    --------
       Total service revenue            4,589      10,249      14,838       8,127         --       8,127
Cost of services                          477       6,790       7,267       1,163         --       1,163
                                     --------    --------    --------    --------   --------    --------
    Gross margin                     $  4,112    $  3,459    $  7,571    $  6,964   $     --    $  6,964
                                     ========    ========    ========    ========   ========    ========

EQUIPMENT SALES & COST ANALYSIS:
Equipment sales                      $    140    $  3,489    $  3,629    $    980   $     --    $    980
Cost of equipment sales                   329       9,569       9,898         543        299         842
                                     --------    --------    --------    --------   --------    --------
    Gross margin                     $   (189)   $ (6,080)   $ (6,269)   $    437   $   (299)   $    138
                                     ========    ========    ========    ========   ========    ========

OPERATING MARGIN ANALYSIS:
Total revenues                       $  4,729    $ 13,738    $ 18,467    $  9,107   $     --    $  9,107
                                     --------    --------    --------    --------   --------    --------

Operating expense--
    Cost of services and equipment        806      16,359      17,165       1,706        299       2,005
    Operations                            666       4,787       5,453       1,111      1,724       2,835
    Selling and marketing                 569       8,497       9,066       1,114      1,588       2,702
    General and administrative            592       4,875       5,467       1,038      3,046       4,084
    Depreciation                          484      11,541      12,025         777        235       1,012
    Amortization                           15       1,953       1,968         803         --         803
                                     --------    --------    --------    --------   --------    --------
      Total operating expenses          3,132      48,012      51,144       6,549      6,892      13,441
                                     --------    --------    --------    --------   --------    --------
Operating income (loss)              $  1,597    $(34,274)    (32,677)   $  2,558   $ (6,892)     (4,334)
                                     ========    ========                ========   ========
Interest expense (income), net                                 13,263                             (4,459)
Miscellaneous (income) expense                                    (44)                                 2
                                                             --------                           --------
Income (loss) before income taxes                             (45,896)                               123
Income tax (provision) benefit                                     --                                (64)
                                                             --------                           --------
Net income (loss)                                            $(45,896)                          $     59
                                                             ========                           ========


------------------------------
(a) The company did not commence PCS operations until fourth quarter 1996.

Quarters Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

         The following discussion reflects the Company's results of operations for its PCS and cellular lines of business. All general corporate costs have been allocated to those lines of business based on management's estimates of actual expenses incurred related to such lines of business.

         Service revenue from local customers increased $6.8 million, or 121.9%, for the quarter ended September 30, 1997, as compared to the same period of 1996. Cellular service revenue from local customers decreased $2.7 million, or 48.0%, primarily as a result of the Maine Disposition during the second quarter of 1997 and the corresponding reduction in customers (to 24,895 at September 30, 1997, from 44,230 at September 30, 1996). PCS service revenue from local customers, which was $9.5 million for the quarter ended September 30, 1997, was the result of the continued increase in subscribers (20,795 net subscribers added for the quarter ended September 30, 1997) to 66,066 at September 30, 1997.

         The average monthly service revenue per local cellular subscriber (excluding roaming revenue and equipment sales) decreased to $39.30 for the quarter ended September 30, 1997, from $42.60 for the same period of the prior year. This decrease is attributable to the addition of numerous customers on lower monthly access rate plans. The average monthly service revenue per local PCS subscriber was $58.05, which is substantially higher than cellular due mainly to the higher monthly access fees paid by the majority of the Company's subscribers and the long distance revenue generated by those subscribers, but which is lower than the previous quarter due to the addition of PCS customers on lower monthly access plans.

         Roamer revenue (including roamer long distance), which was generated solely from the Company's cellular business, decreased $914,000, or 39.1%, for the quarter ended September 30, 1997, as compared to the same period of the prior year. This decrease is attributable to the Maine Disposition, as well as the Company's amended agreement with BellSouth Cellular Corp., operating as Bellsouth Mobility ("BellSouth Mobility"), effective January 16, 1997, under which the parties agreed to per-minute reductions to the rates charged to BellSouth Mobility for roaming incurred by its customers in InterCel's service territory.

         Other revenue, which includes primarily activation and installation fees and fees from optional features, increased $826,000, or 387.8%, for the quarter ended September 30, 1997, as compared to the same period of 1996. This increase is due mainly to the activation fees associated with the addition of PCS subscribers noted above.

         Cost of services includes the cost of: (i) interconnection with local exchange carriers' ("LECs") facilities; (ii) direct cell site costs (e.g., property taxes and insurance, site lease costs and electric utilities); (iii) cellular roaming validation (provided by a third-party clearinghouse); (iv) long distance toll services; (v) cellular cloning and fraud; and (vi) supplementary services (such as voice mail). For the quarter ended September 30, 1997, cost of services increased $6.1 million, or 524.8%, as compared to the same period of 1996 and was 49.0% of total service revenue, compared to 14.3% for the same period in 1996. This increase is primarily attributable to costs associated with operating and maintaining the expanding PCS network.

         The Company generated a negative cellular equipment margin of 135.0% on $140,000 of sales for the quarter ended September 30, 1997, as compared to a positive margin of 44.6% on $1 million of sales for the same period of 1996. This decrease in margin is due to the Company's change in its method of accounting for certain promotional costs (primarily equipment credits). Under the new method of accounting, all cellular equipment subsidies are expensed as incurred. Such subsidies were deferred and amortized over the life of the related cellular contract in prior periods. For its PCS operations, the Company generated a negative equipment margin of 174.3% on $3.5 million of sales for the quarter ended September 30, 1997, as a result of the Company selling PCS handsets at less than its cost to attract new subscribers. The Company expects to continue subsidizing the cost of PCS handsets to consumers for the foreseeable future.

         Operations costs, which include the costs of maintaining the cellular and PCS systems, customer service, credit and collections (including bad debt expense) and inventory management totaled $5.5 million for the quarter ended September 30, 1997, which represented an increase of $2.6 million, or 92.3%, from the same period of 1996. Cellular operations costs totaled $666,000 for the quarter ended September 30, 1997, a 40.1% decrease from the same period of 1996, which is attributable primarily to the Maine Disposition. PCS operations costs totaled $4.8 million for the quarter ended September 30, 1997, which represented a 177.7% increase from the same period of 1996 and were comprised primarily of salaries and benefits, bad debt expense, credit and collection costs and ongoing maintenance costs associated with the network.

         Selling and marketing costs were $9.1 million for the quarter ended September 30, 1997, an increase of $6.4 million, or 235.5%, as compared to the same period of the prior year. Substantially all of this increase is attributable to ongoing PCS advertising costs, as well as the costs of all direct and indirect sales channels, including commissions incurred as the result of the continued growth in the number of PCS subscribers.

         General and administrative costs ("G&A") were $5.5 million for the quarter ended September 30, 1997, an increase of $1.4 million, or 33.9%, from the same period of 1996. This increase is attributable to PCS G&A costs, which totaled $4.9 million for the quarter ended September 30, 1997 and were comprised primarily of costs (excluding depreciation) associated with the corporate and regional facilities, such as salaries and benefits, data processing costs, rent and communications costs.

         Depreciation and amortization for the quarter ended September 30, 1997 totaled $14.0 million, as compared to $1.8 million for the same period of 1996, and consists principally of the depreciation of the cellular and PCS network and the amortization of PCS licenses. Substantially all of the increase of $12.2 million in depreciation and amortization for the quarter ended September 30, 1997 is due to the PCS system and PCS licenses, substantial portions of which were placed in service in late fourth quarter 1996 and throughout 1997. The Company anticipates these costs will continue to increase in future periods as additional portions of the PCS system are completed and placed in service.

         Net consolidated interest expense totaled $13.3 million for the quarter ended September 30, 1997, as compared to $4.5 million of net consolidated interest income for the same period of 1996. The increase of $17.8 million, or 397.4%, is a result of interest expense incurred on the Notes, as well as a reduction in the amount of interest being capitalized as a cost of construction on the PCS system and PCS licenses, substantial portions of which now have been placed in service. Approximately $4.4 million and $12.5 million of interest expense was capitalized during the quarters ended September 30, 1997 and 1996, respectively.

         The effective income tax rates for the quarters ended September 30, 1997 and 1996 were 0% and 51.7% (tax benefit), respectively. The decrease between periods is primarily attributable to the deferred tax asset valuation allowance required as of September 30, 1997. The Company generated a $45.9 million net loss for the quarter ended September 30, 1997 and expects to continue to incur significant operating losses through the remainder of 1997 and beyond. The tax benefit of these operating losses will not be recognized until management determines that it is more likely than not that such benefit is realizable.

RESULTS OF OPERATIONS

         The following table reflects the composition of the Company's cellular and PCS service revenue and equipment sales, and related gross margins, as well as overall operating and other costs and margins. The Company's historical results of operations, particularly in view of the Maine Disposition and the start-up costs associated with the Company's PCS business, will not be comparable with future periods.


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------------------
                                                          1997                                   1996
                                           -----------------------------------    ----------------------------------
                                                                      COMBINED                              COMBINED
                                                                        PCS                                   PCS
                                                                        AND                                   AND
                                            CELLULAR       PCS        CELLULAR     CELLULAR     PCS(A)      CELLULAR
                                           ---------    ---------    ---------    ---------   ---------    ---------
                                                                     (DOLLARS IN THOUSANDS)
SERVICE REVENUE & COST ANALYSIS:
Service revenue
   Local customers--
     Access revenue                        $   8,653    $  16,817    $  25,470    $  10,780   $      --    $  10,780
     Airtime revenue                           3,789        2,955        6,744        4,480          --        4,480
     Toll revenue                                372        2,853        3,225          565          --          565
                                           ---------    ---------    ---------    ---------   ---------    ---------
                                              12,814       22,625       35,439       15,825          --       15,825
                                           ---------    ---------    ---------    ---------   ---------    ---------

   Roamers--
     Access & airtime revenue                  3,537           --        3,537        4,964          --        4,964
     Toll revenue                              1,183           --        1,183        1,296          --        1,296
                                           ---------    ---------    ---------    ---------   ---------    ---------
                                               4,720           --        4,720        6,260          --        6,260
                                           ---------    ---------    ---------    ---------   ---------    ---------
     Other service revenue                       904        2,131        3,035          544          --          544
                                           ---------    ---------    ---------    ---------   ---------    ---------
         Total service revenue                18,438       24,756       43,194       22,629          --       22,629
Cost of services                               2,631       17,760       20,391        2,587          --        2,587
                                           ---------    ---------    ---------    ---------   ---------    ---------
    Gross margin                           $  15,807    $   6,996    $  22,803    $  20,042   $      --    $  20,042
                                           =========    =========    =========    =========   =========    =========

EQUIPMENT SALES & COST ANALYSIS:
Equipment sales                            $     736    $  10,275    $  11,011    $   2,785   $      --    $   2,785
Cost of equipment sales                        1,941       24,691       26,632        2,040         299        2,339
                                           ---------    ---------    ---------    ---------   ---------    ---------
    Gross margin                           $  (1,205)   $ (14,416)   $ (15,621)   $     745   $    (299)   $     446
                                           =========    =========    =========    =========   =========    =========

OPERATING MARGIN ANALYSIS:
Total revenues                             $  19,174    $  35,031    $  54,205    $  25,414   $      --    $  25,414
                                           ---------    ---------    ---------    ---------   ---------    ---------

Operating Expense--
    Cost of services and equipment sales       4,572       42,451       47,023        4,627         299        4,926
    Operations                                 2,439       10,373       12,812        3,322       2,337        5,659
    Selling and marketing                      2,754       20,591       23,345        3,316       2,327        5,643
    General and administrative                 2,175       16,209       18,384        2,793       6,278        9,071
    Depreciation                               2,037       26,891       28,928        2,251         314        2,565
    Amortization                                 261        3,954        4,215        2,493          --        2,493
                                           ---------    ---------    ---------    ---------   ---------    ---------
        Total operating expenses              14,238      120,469      134,707       18,802      11,555       30,357
                                           ---------    ---------    ---------    ---------   ---------    ---------
Operating income (loss)                    $   4,936    $ (85,438)     (80,502)   $   6,612   $ (11,555)      (4,943)
                                           =========    =========                 =========   =========
Gain on sale of subsidiary                                             (41,912)                                   --
Interest expense (income), net                                          24,901                                (4,040)
Miscellaneous (income) expense                                            (166)                                  263
                                                                     ---------                             ---------
Income (loss) before income taxes                                      (63,325)                               (1,166)
Income tax (provision) benefit                                              --                                   306
                                                                     ---------                             ---------
(Loss) income before cumulative effect                                 (63,325)                                 (860)
Cumulative effect of change in                                                                                    --
   accounting principle                                                     --                                (2,583)
                                                                     ---------                             ---------
Net income (loss)                                                    $ (63,325)                            $  (3,443)
                                                                     =========                             =========


------------------------------------
(a) The company did not commence PCS operations until fourth quarter 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         The following discussion considers the Company's combined results of operations for its PCS and cellular lines of business. All general corporate costs have been allocated to those lines of business based on management's estimates of actual expenses incurred related to such lines of business.

         Service revenue from local customers increased $19.6 million, or 123.9%, for the nine months ended September 30, 1997, as compared to the same period of 1996. Cellular service revenue from local customers decreased $3 million or 19.0%, primarily as a result of the Maine Disposition during the second quarter of 1997 and the corresponding reduction in customers (to 24,895 at September 30, 1997 from 44,230 at September 30, 1996). PCS service revenue from local customers, which was $22.6 million for the nine months ended September 30, 1997, was the result of the 1997 addition of 51,174 net subscribers (to 66,066 at September 30, 1997).

         The average monthly service revenue per local cellular subscriber (excluding roaming revenue and equipment sales) decreased to $38.73 for the nine months ended September 30, 1997, from $42.12 for the same period of the prior year. This decrease was due primarily to the addition of numerous customers on lower monthly access rate plans and a decrease in cellular pricing (primarily in the Maine cellular markets). The average monthly service revenue per local PCS subscriber was $61.41, which is substantially higher than cellular due mainly to the higher monthly access fees paid by the majority of the Company's PCS subscribers and the long distance revenue generated by those subscribers.

         Roamer revenue (including roamer long distance), which was generated solely from the Company's cellular business, decreased $1.5 million, or 24.6%, for the nine months ended September 30, 1997, as compared to the same period of the prior year. This decrease is attributable to the Maine Disposition, as well as the Company's amended agreement with BellSouth Mobility, effective January 16, 1997, under which the parties agreed to per-minute reductions to the rates charged to BellSouth Mobility for roaming incurred by its customers in InterCel's service territory.

         Other revenue, which includes primarily activation and installation fees and fees from optional features, increased $2.5 million, or 457.9%, for the nine months ended September 30, 1997, as compared to the same period of 1996. This increase is due mainly to the activation fees associated with the addition of PCS subscribers noted above.

         Cost of services includes the cost of: (i) interconnection with LEC facilities; (ii) direct cell site costs (e.g. property taxes, site lease costs and electric utilities); (iii) cellular roaming validation (provided by a third-party clearinghouse); (iv) long distance toll services; (v) cellular cloning and fraud; and (vi) supplementary services (such as voice mail). For the nine months ended September 30, 1997, cost of services increased $17.8 million, or 688.2%, as compared to the same period of 1996 and was 47.2% of total service revenue, compared to 11.4% for the same period in 1996. This increase is primarily attributable to costs associated with operating and maintaining the expanding PCS network. Additionally, the Company, like other participants in the cellular industry, has experienced a significant increase in costs associated with both cloning and subscription fraud ($656,000 for the nine months ended September 30, 1997 versus $147,000 for the same period in 1996).

         The Company generated a negative cellular equipment margin of 163.7% on $736,000 of sales for the nine months ended September 30, 1997, as compared to a positive margin of 26.8% on $2.8 million of sales for the same period of 1996. This decrease is due to the Company's change in its method of accounting for certain promotional costs (primarily equipment credits). Under the new method of accounting, all cellular equipment subsidies are expensed as incurred. Such subsidies were deferred and amortized over the life of the related cellular contract in prior periods. For its PCS operations, the Company generated a negative equipment margin of 140.3% on $10.3 million of sales for the nine months ended September 30, 1997 as the result of the Company's continued subsidization of the cost of PCS handsets. The Company expects to continue subsidizing the cost of PCS handsets to consumers for the foreseeable future.

         Operations costs, which include the costs of maintaining the cellular and PCS systems, customer service, credit and collections (including bad debt expense) and inventory management totaled $12.8 million for the nine months ended September 30, 1997, which represented an increase of $7.2 million, or 126.4%, from the same period of 1996. Cellular operations costs totaled $2.4 million for the nine months ended September 30, 1997, a

26.6% decrease from the same period of 1996, which is attributable primarily to the Maine Disposition. PCS operations costs totaled $10.4 million for the nine months ended September 30, 1997 and were comprised primarily of salaries and benefits, bad debt expense, credit and collection costs and ongoing maintenance costs associated with the network.

         Selling and marketing costs were $23.3 million for the nine months ended September 30, 1997, an increase of $17.7 million, or 313.7%, as compared to the same period of the prior year. Substantially all of this increase is attributable to ongoing PCS advertising costs, as well as the costs of all direct and indirect sales channels, including commissions incurred as the result of the continued growth in the number of PCS subscribers.

         G&A was $18.4 million for the nine months ended September 30, 1997, an increase of $9.3 million, or 102.7%, from the same period of 1996. This increase is attributable to PCS G&A costs, which totaled $16.2 million for the nine months ended September 30, 1997 and were comprised primarily of costs (excluding depreciation) associated with the Company's corporate and regional facilities, such as salaries and benefits, data processing costs, rent and communications costs.

         Depreciation and amortization for the nine months ended September 30, 1997, which totaled $33.1 million, as compared to $5.1 million for the same period of 1996, consists principally of the depreciation of the cellular and PCS network and the amortization of PCS licenses. Substantially all of the increase of $28.0 million in depreciation and amortization for the nine months ended September 30, 1997 is related to the PCS system and PCS licenses, substantial portions of which were placed in service in late fourth quarter 1996 and throughout 1997. The Company anticipates these costs will continue to increase in future periods as additional portions of the PCS system are completed and placed in service.

         Net consolidated interest expense totaled $24.9 million for the nine months ended September 30, 1997 as compared to $4.0 million of net consolidated interest income for the same period of 1996. The increase of $28.9 million, or 716.4%, is a result of interest expense incurred on the $300 million Senior Notes issued June 5, 1997 as well as a reduction in the amount of interest being capitalized as a cost of construction on the PCS system and PCS licenses, substantial portions of which now have been placed in service. Approximately $18.1 million and $19.6 million of interest expense was capitalized through September 30, 1997 and 1996, respectively.

         The effective income tax rates for the nine months ended September 30, 1997 and 1996 were 0% and 26.2% (tax benefit), respectively. The decrease between periods is primarily attributable to the deferred tax asset valuation allowance required as of September 30, 1997. The Company generated a $63.3 million net loss for the nine months ended September 30, 1997 and expects to continue to incur significant operating losses through the remainder of 1997 and beyond. The tax benefit of these operating losses will not be recognized until management determines that it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires significant amounts of capital for funding the operation and expansion of its PCS business. Total capital expenditures, including capital expenditures for information technology and the support of the PCS business, are estimated to total approximately $270 million for 1997. Costs associated with the PCS system buildout include the cost of tower sites, leasehold improvements, base station and switch equipment and labor expenses related to construction of sites. The Company currently estimates that capital expenditures will total approximately $250 million in 1998 relating to the initial buildout of the PCS systems in the Kentucky/Tennessee BTAs and the continued expansion of its other PCS markets and the cellular system. By the end of 1998, the Company expects to be able to offer PCS services in markets containing approximately 60% of the population within the PCS markets. The initial coverage is expected to extend across most metropolitan areas, certain secondary cities and major connecting highway corridors within its PCS markets. Thereafter, based on customer demand and competitive factors, the Company intends to continue to build out its PCS system to enhance and expand its coverage. The Company anticipates that it will need to raise additional capital to fund the expansion of its PCS system. The Company may also require additional financing in the event it decides to make acquisitions of additional licenses or businesses.

         On May 1, 1997, pursuant to an Asset Purchase Agreement dated as of December 23, 1996, among Seller and Licensee, each a wholly owned subsidiary of the Company, sold and assigned to MRCC, Inc., a wholly owned subsidiary of Rural Cellular, (i) substantially all the assets and rights of Seller, including Seller's 51% general partnership interest in the Northern Maine Cellular Partnership; and (ii) the FCC licenses held by Licensee to provide cellular and microwave service in the Bangor, Maine RSA and Maine RSA3 and to provide microwave service in Maine RSA2. On the Closing Date, MRCC, Inc. paid the Seller $71.8 million in cash and paid $5.4 million into escrow. On November 3, 1997, the $5.4 million was released from escrow to the Company.

         On June 5, 1997, the Company issued $300 million principal amount of the Notes in a private offering. The Company used $89.6 million of the net proceeds from the offering to purchase and pledge, for the benefit of the holders of the Notes, certain U.S. government securities in an amount sufficient to provide for the payment in full of the first six scheduled interest payments on the Notes. Also, on June 5, 1997, pursuant to Stock Purchase Agreements dated as of May 23, 1997 between the Company and Huff and the Company and SCANA. Huff and SCANA purchased 50,000 shares of Series C Preferred Stock and 50,000 shares of Series D Preferred Stock, respectively, from the Company in a private placement, each for an aggregate purchase price of $22.5 million (the "Preferred Stock Sales"). Each share of Preferred Stock has a liquidation preference over the Common Stock of $450 per share plus declared and unpaid dividends in connection with a liquidation, dissolution or winding up of the Company. The Preferred Stock ranks, as to dividends, on a parity with the Common Stock. The Series C Preferred Stock and Series D Preferred Stock are redeemable at the option of the Company, on June 5, 2002 and on June 10, 2002, respectively, in whole or in part, on a pro rata basis, at a redemption price of $450 per share plus declared and unpaid dividends. The Series C Preferred Stock and Series D Preferred Stock become convertible on December 5, 1998 and on March 14, 2002, respectively, at the option of the holder, into Common Stock at a conversion price of $12.75, subject to adjustment. The Company intends to use the net proceeds from the sale of the Notes and the Preferred Stock Sales primarily to partially finance the continued development, construction and operating costs and certain acquisition expenses associated with the PCS system.

         Powertel PCS, Inc., a wholly owned subsidiary of the Company ("Powertel PCS"), entered into an Equipment Purchase Agreement dated as of March 4, 1996 with Ericsson Inc. ("Ericsson") for the purchase of PCS equipment and services (the "Ericsson Equipment Agreement") and a credit agreement (the "Vendor Financing Agreement") with Ericsson to finance up to $125 million of such purchases. On October 31, 1996, March 31, 1997, and June 26, 1997, Powertel PCS and Ericsson entered into amendments to the Vendor Financing Agreement which increased the amount of vendor financing to $165 million and amended certain other provisions of the Vendor Financing Agreement. On September 2, 1997, Powertel PCS and Ericsson entered into an amendment to the Ericsson Equipment Agreement for the purchase of PCS equipment and services for the Kentucky/Tennessee BTAs. The Company also obtained a commitment from Ericsson for an additional $100 million of vendor financing under terms and conditions similar to those of the Vendor Financing Agreement to finance equipment purchases.

         Although the Company is currently unable to predict with certainty the amount of expenditures that it may make beyond 1998, the Company expects that it will require additional capital. Sources of additional capital may include vendor financing, cash flow from operations, public and private equity and debt financing and asset dispositions by the Company. The Company may also require additional financing in the event it decides to make acquisitions of additional licenses or businesses. The extent of additional financing required will partially depend on the success of the Company's businesses. The Company currently has no other sources of income or cash flows other than its cellular and PCS operations and the interest income earned from investing its cash and the proceeds of the public and private debt and equity offerings which were completed during 1997 and 1996. There can be no assurance that additional financing will be available to the Company, or if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the indentures to its bonds, the Vendor Financing Agreement or in any future financing arrangements. The restrictions on additional indebtedness under the indentures require the Company to satisfy specified leverage ratios in order to incur indebtedness; however, they permit the Company and its subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of inventory or equipment.

         The Company expects to incur significant operating losses and to generate significant negative cash flow from operating activities during the next several years, while it develops and constructs its PCS system and builds a PCS customer base. Cash interest will not be payable on the 12% Senior Discount Notes due February 2006 or the 12% Senior Discount Notes due May 2006 (collectively, the "Senior Discount Notes") prior to 2001. Management believes that cash flow from operations may be insufficient to repay the Senior Discount Notes and the Notes or any additional financing that the Company may obtain in full at maturity and that they may need to be refinanced. There can be no assurance that any such refinancing could be effected successfully or on terms acceptable to the Company.

         During the nine months ended September 30, 1997, the Company used net cash of $38.3 million for operating activities, compared to $8.6 million of cash provided from operating activities during the same period of 1996. Included in net cash used in operating activities for the nine months ended September 30, 1997 was $63.3 million of net loss, $41.9 million of gain from the Maine Disposition, $33.1 million of depreciation and amortization, $22.1 million of bond accretion on the Senior Discount Notes and $10.2 million related to changes in assets and liabilities.

         Cash used in investing activities was $158.6 million for the nine months ended September 30, 1997, compared to cash used of $485.5 million for the same period of 1996. For investing activities for the nine months ended September 30, 1997, the Company incurred capital expenditures totaling $184.9 million (primarily related to the buildout of the PCS system and support systems), license acquisition costs of $31.3 million and microwave relocation costs of $5.7 million. The Company also purchased $58.2 million of long-term investments to be used for payment of certain interest costs related to the Notes. These costs were partially offset by proceeds from the Maine Disposition totaling $77.2 million and the liquidation of short-term investments totaling $36.9 million.

         Cash provided from financing activities, which consisted primarily of the proceeds from the sale of the Notes ($291.3 million), proceeds from the sale of the Series C Preferred Stock and Series D Preferred Stock ($44.9 million), and additional borrowings of $49.6 million under the Vendor Financing Agreement amounted to $386.8 million for the nine months ended September 30, 1997, compared to $671.6 million for the same period of 1996, during which the Company completed debt and equity offerings which provided $654.0 million in net proceeds.


RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), which becomes effective for fiscal years ending after December 15, 1997. FAS 128 changes certain reporting and disclosure requirements for earnings per share and will require restatement of all prior period earnings per share amounts. The Company does not anticipate that this statement will have a material impact on its financial statements.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures About Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that these statements will have a material impact on its financial statements.

OTHER ANNOUNCEMENTS

         An issue which is common to most companies that utilize computerized information systems concerns the inability of such information systems to properly recognize and process date sensitive information as the year 2000 approaches. The Company is currently working to address and resolve this issue with respect to its computerized information systems, but has not yet assessed the total cost. However, based on preliminary information available to the Company, such costs are not currently expected to have a material adverse impact on the Company's financial position or results of operations in future periods.


DISCLOSURE REGARDING FORWARD-LOOKING  STATEMENTS

         This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to the intent, belief or expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans, including the Company's ability to obtain financing in the future; (ii) trends affecting the Company's financial condition or results of operations;
(iii) the Company's growth strategy (including the Company's anticipated network buildout) and operating strategy; (iv) the Company's anticipated capital needs and anticipated capital expenditures; and (v) projected outcomes and effects on the Company of litigation and investigations concerning the Company. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital, risks associated with the selection of the Company's PCS digital protocol and PCS system implementation, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for the Company's products and services to be commensurate with management's expectations or past experience, the impact of present or future laws and regulations on the Company's business, changes in operating expenses or the failure of operating and buildout expenses to be consistent with management's expectations and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-4 (Registration number 333-31399), as declared effective by the Securities and Exchange Commission on July 31, 1997.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         The Company, through its subsidiary Powertel/Birmingham was served with a complaint filed on April 4, 1997 by American Page One, Inc. d/b/a American Mobile Wireless Communications in the Circuit Court of Macon County, Alabama. Plaintiff claims that Powertel/Birmingham has breached its agency contract and has committed other torts with respect to Plaintiff by failing to accurately track Plaintiff's account with respect to inventory invoicing and commissions, failing to pay timely commissions, failing to provide services to Plaintiff's customers in a competent and accurate manner, billing Plaintiff's customers inaccurately and in excessive amounts, and making false representations with regard to its customer service and operational capabilities. Plaintiff is seeking unspecified damages. While the Company believes that the claims are without merit and intends to vigorously defend itself, there can be no assurance that these claims or the loss of its agency relationship with Plaintiff will not result in a loss of customers acquired from such agency relationship or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company received a Demand from the Antitrust Division requiring the Company to produce certain documents and answer certain interrogatories in connection with the Antitrust Division's investigation of possible bid rigging and market allocation for licenses auctioned by the FCC for broadband PCS frequency blocks. The Company has cooperated with the Antitrust Division's requests.

ITEM 5.           OTHER INFORMATION

         On July 16, 1997, the Company filed a Registration Statement on Form S-4 (Reg. No. 333-31399) under the Securities Act relating to the proposed exchange (the "Exchange Offer") of up to $300 million principal amount of 11 1/8% Senior Notes due 2007 (the "New Notes") for a like principal amount of the Company's issued and outstanding 11 1/8% Senior Notes due 2007 (the "Old Notes"). On September 18, 1997, the Exchange Offer expired. Pursuant to the Exchange Offer, $298,960,000 principal amount of Old Notes were exchanged for New Notes. An aggregate of $1,040,000 in principal amount of Old Notes remain outstanding. The Company did not receive any proceeds from the issuance of the New Notes.

         The Old Notes and the New Notes were issued pursuant to an Indenture (the "Indenture") dated as of June 10, 1997, between the Company and Bankers Trust Company, as trustee. The form and terms of the New Notes are identical in all material respects to the form and terms of the Old Notes except that the New Notes have been registered under the Securities Act. The New Notes and the Old Notes are obligations of the Company entitled to the benefits of the Indenture.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION

*  4(a)           Indenture (including form of Note) dated June 10, 1997 between
                  InterCel, Inc. and Bankers Trust Company, as Trustee, relating to the 11 1/8% Senior Notes due 2007 of InterCel, Inc. (Filed as Exhibit 4(h) to Registration Statement on Form S-4, File
                  No. 333-31399 (the "1997 Form S-4"), and incorporated herein by reference.)

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

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION

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

   10(j) Amendment No. 1 dated September 2, 1997 to the Acquisition Agreement for Ericsson CMS 40 Personal Communications Systems by and between Ericsson Inc. and Powertel PCS, Inc.+

   11             Statement regarding Computation of Per Share Earnings.

   27             Financial Data Schedule (for SEC use only).


------------------------------
*        Previously filed.
** The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, as provided in Item 601(b)(2) of Regulation S-K.
+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24(b)(2) under the Exchange Act. In accordance with Rule 24(b)(2), these confidential portions have been omitted from this exhibit and filed separately with the Commission.


         (B)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           POWERTEL, INC.



November 12, 1997          /s/ Allen E. Smith
--------------------       -----------------------------------------------------
Date                       Allen E. Smith
                           President and Chief Executive Officer



November 12, 1997          /s/ Fred G. Astor, Jr.
--------------------       -----------------------------------------------------
Date                       Fred G. Astor, Jr.
                           Executive Vice President and Chief Financial Officer
                           (Chief Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION

*  4(a)           Indenture (including form of Note) dated June 10, 1997 between
                  InterCel, Inc. and Bankers Trust Company, as Trustee, relating to the 11 1/8% Senior Notes due 2007 of InterCel, Inc. (Filed as Exhibit 4(h) to Registration Statement on Form S-4, File
                  No. 333-31399 (the "1997 Form S-4"), and incorporated herein by reference.)

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

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION

*  10(i)          Amendment No. 3 dated June 26, 1997 to the Credit Agreement dated March 4, 1996 among Powertel PCS, Inc., the Lenders set forth on the signature pages thereto and Ericsson Inc., as Agent for the Lenders. (Filed as Exhibit 10(f) to the 1997
                  Form S-4 and incorporated herein by reference).

   10(j) Amendment No. 1 dated September 2, 1997 to the Acquisition Agreement for Ericsson CMS 40 Personal Communications Systems by and between Ericsson Inc. and Powertel PCS, Inc.+

   11             Statement regarding Computation of Per Share Earnings.

   27             Financial Data Schedule (for SEC use only).


------------------------------
*        Previously filed.
** The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, as provided in Item 601(b)(2) of Regulation S-K.
+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24(b)(2) under the Exchange Act. In accordance with Rule 24(b)(2), these confidential portions have been omitted from this exhibit and filed separately with the Commission.