Form 10-K405
period 1997-12-31
POWERTEL INC /DE/
filed 1998-03-24
CIK 876318

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to_________

                         COMMISSION FILE NUMBER: 0-23012

                                 POWERTEL, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                       58-1944750
   (State of incorporation)                  (I.R.S.Employer Identification No.)

1233 O.G. Skinner Drive, West Point, Georgia              31833
  (Address of principal executive office)               (Zip Code)

(Registrant's telephone number including area code):      (706) 645-2000


Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
                              (Title of each class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of $23.97 on March 20, 1998, as reported on the Nasdaq Stock Market's National Market, was approximately $237,261,196. As of March 20, 1998, the Registrant had outstanding
26,945,863 shares of Common Stock.

                       DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                               INDEX TO FORM 10-K


                                                                                                                              Page
                                                                                                                              ----
PART I
Item 1.   Business...........................................................................................................    1
Item 2.   Properties.........................................................................................................   18
Item 3.   Legal Proceedings..................................................................................................   19
Item 4.   Submission of Matters to a Vote of Security Holders................................................................   19

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters...........................................................   20
Item 6.   Selected Financial Data............................................................................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............................   23
Item 7A.  Quantitative and Qualitative Disclosures About Market Risks........................................................   31
Item 8.   Financial Statements and Supplementary Data........................................................................   31
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..............................   32

PART III

Item 10.  Directors and Executive Officers of the Registrant.................................................................   32
Item 11.  Executive Compensation.............................................................................................   32
Item 12.  Security Ownership of Certain Beneficial Owners and Management.....................................................   32
Item 13.  Certain Relationships and Related Transactions.....................................................................   32

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................................   33

Signatures...................................................................................................................   39

                                     PART I

ITEM 1.  BUSINESS

           Unless otherwise indicated, all population data set forth herein is based on the 1996 Paul Kagan Associates, Inc. Cellular/PCS POP Book, and all industry data set forth herein is based upon information compiled by the Cellular Telecommunications Industry Association ("CTIA") and/or Paul Kagan & Associates, Inc. This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act). See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Disclosure Regarding Forward Looking Statements."

           Powertel, Inc., a Delaware corporation ("Powertel" or the "Company"), provides personal communications services ("PCS") in the southeastern United States under the name "Powertel" and cellular telephone service in contiguous portions of western Georgia and eastern Alabama under the name "InterCel." In June 1997, the Company changed its name from InterCel, Inc. to Powertel, Inc. Powertel's PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.3 million people and include licenses to serve the Major Trading Areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama (the "Current PCS Markets") and licenses to serve 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee which the Company acquired in the Federal Communications Commission ("FCC") "D," "E" and "F" block auctions (the "D/E/F Auctions") in 1997.

           In the D/E/F Auctions, the Company acquired both the 10 MHz "D" block and the 10 MHz "E" block licenses for the BTAs of Evansville, Indiana; Lexington, Louisville, Bowling Green-Glasgow, Corbin, Madisonville, Owensboro, Paducah-Murray-Mayfield and Somerset, Kentucky; Nashville and Cookeville, Tennessee; and Hopkinsville, Kentucky-Clarksville, Tennessee; and the 10 MHz "E" block license in the Knoxville, Tennessee BTA (collectively, the "Kentucky/Tennessee BTAs" and, together with the Current PCS Markets, the "PCS Markets"). The aggregate purchase price for these licenses, which encompass an area of approximately 66,000 square miles with a population of approximately 6.8 million people, was $31.2 million. With the addition of the Kentucky/Tennessee BTAs, Powertel has one of the largest contiguous PCS licensed footprints in the southeastern United States.

           Powertel first introduced its PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, has launched its PCS services in a total of 25 markets in the Southeast. In all of these markets, except Atlanta, Georgia where the Company acquired its license from GTE Mobilnet Incorporated in 1996, the Company was the first to offer PCS services commercially. Powertel intends to continue to rapidly build out its PCS network and to launch its PCS services. As of December 31, 1997, the Company had approximately 119,000 PCS subscribers.

           Powertel provides cellular telephone service under the "InterCel" brand name in contiguous portions of four Rural Service Areas ("RSAs") in western Georgia and eastern Alabama (the "Cellular Market"). The Cellular Market encompasses approximately 2,900 square miles with a population of approximately 296,000 persons. On May 1, 1997, the Company sold substantially all of its assets related to its cellular telephone service in the State of Maine for $77.2 million. See "-- Cellular Operations -- Maine Disposition." As of December 31, 1997, the Company had approximately 26,000 cellular subscribers.

           The Company's principal executive offices are located at 1233 O.G. Skinner Drive, West Point, Georgia 31833, and its telephone number is (706) 645-2000.

THE WIRELESS TELECOMMUNICATIONS INDUSTRY

           Overview. Wireless telecommunications networks use a variety of radio frequencies to transmit voice and data in place of, or in addition to, standard landline telephone networks. Wireless telecommunications technologies include one-way radio applications, such as paging or beeper services, and two-way radio applications, such as cellular telephone and enhanced specialized mobile radio ("ESMR") networks. Each service operates on a distinct radio frequency block.

           Since its initial introduction in 1983, commercial cellular telephone service has grown dramatically and now dominates the wireless telecommunications market. Service revenues for the wireless telephone industry set an annual record of over $23.6 billion during 1996 (an increase from approximately $482 million in 1985). The number of wireless telephone subscribers nationwide has grown from approximately 680,000 in 1986 to an estimated 44 million at December 31, 1996. This represents a penetration rate of approximately 16.6%.

           In 1993, the FCC allocated a portion of the radio spectrum for the provision of a new wireless communications service, commonly known as PCS. PCS differs from traditional cellular telephone service principally in that PCS systems operate at a higher frequency and employ advanced digital technology. Relative to existing cellular service, these differentiating factors are expected to enable PCS system operators to offer customers lower cost service options, lighter handsets with longer battery lives and new and enhanced services.

           Most cellular services currently transmit voice and data signals over analog-based systems, which use one continuous electronic signal that varies in amplitude or frequency over a single radio channel. Digital systems, on the other hand, convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy and single number (or "find me") service, and more robust data transmission features, such as "mobile office" applications (including facsimile, e-mail and connecting notebook computers with computer/data networks).

           While digital technology serves generally to reduce transmission interference relative to analog technology, limitations in the 8 Kb cellular digital handsets initially deployed in cellular systems by most digital wireless operators also caused a perceptible decline in transmission quality. This gap in transmission quality proved to be a barrier to cellular operators seeking to switch their customers from analog to digital service. PCS providers, including the Company, are currently utilizing enhanced 13 Kb digital handsets which provide for significantly improved voice quality.

           The Company believes the growth of the consumer market for wireless telecommunications will accelerate due to anticipated declines in costs of service, increased function versatility and increased awareness of the enhanced productivity and convenience associated with such services. The Company also believes the rapid growth of notebook computers and personal digital assistants, combined with emerging software applications for wireless delivery of e-mail, fax and database searching, will further stimulate demand for wireless service. Moreover, the Company expects to see an increased demand for local residential or fixed wireless telecommunications services as a replacement to wireline products. The Company intends to continue to monitor the demand for wireline replacement services and to supplement its current wireless service offerings in the future as appropriate to address this market segment.

           Operation of Wireless Systems. Two-way wireless service areas are divided into multiple regions called "cells," each of which contains a base station system consisting of a low-power transmitter, a receiver and signaling equipment. The cells are typically configured on a grid in a honeycomb-like pattern, although terrain factors (including natural and man-made obstructions) and signal coverage patterns may result in irregularly shaped cells and overlaps or gaps in coverage. Cellular system cells generally have a radius ranging from two miles to 25 miles. PCS system cells generally have a radius ranging from one-quarter mile to eight miles, depending on the PCS technology being used, antenna type and configuration, local capacity requirements and terrain. The base station system in each cell is connected by microwave, fiber optic cable or telephone wires to a mobile switching center, which uses computers to control the operation of the wireless telephone system for its entire service area. The mobile switching center controls the transfer of calls from cell to cell as a subscriber's handset travels, manages call delivery to handsets, allocates calls among the cells within the system and connects calls to the local landline telephone system or to a long distance telephone carrier. Wireless service providers have interconnection agreements with various local exchange carriers ("LECs") and interexchange carriers, thereby integrating the wireless telephone system with landline telecommunications systems. Because two-way wireless systems are fully interconnected with landline telephone networks and long distance networks, subscribers can receive and originate both local and long distance calls from their wireless telephones.

           The signal strength of a transmission between a handset and a base station system declines as the handset moves away from the base station, so the mobile switching center and the base station controller monitor the signal strength of calls in progress. When the signal strength of a call declines to a predetermined level, the mobile switching center may "hand off" the call to another base station that can establish a stronger signal with the handset. If a handset leaves the service area of the wireless service provider, the call is disconnected unless an appropriate technical interface is established to hand off the call to an adjacent system.

           Operators of wireless systems frequently agree to provide service to subscribers from other compatible systems who are temporarily located in or traveling through the service area. Such subscribers are called "roamers." Agreements among system operators allocate revenues received from roamers. With automatic roaming, wireless subscribers are preregistered in certain systems outside their service area and receive service automatically while they are roaming, without having to notify the switching office. Other roaming features permit calls to a subscriber to "follow" the subscriber into different systems, so that the subscriber will continue to receive calls in a different system just as if the subscriber were within his or her service area. When wireless operators provide service to roamers from other systems, they generally charge roamer airtime usage rates, which usually are higher than standard airtime usage rates for their own subscribers, and additionally may charge daily access fees. Special, discounted rate roaming arrangements, often between neighboring operators who desire to stimulate usage in their respective territories, provide for reduced roaming fees and no daily access fees. The Company is a member of the North American GSM Alliance (the "Alliance"), a consortium of seven major PCS carriers which offer PCS service through the Global System for Mobile Communications ("GSM") protocol throughout North America. Through the Alliance, the Company allows its customers to roam in many major metropolitan areas in the United States and Canada. Alliance members include the Company, Aerial Communications, Inc. ("Aerial Communications"), BellSouth Mobility DCS, the PCS subsidiary of BellSouth ("BellSouth Mobility DCS"), Microcell Connexions Inc. ("Microcell"), Omnipoint Communications, Inc. ("Omnipoint"), Pacific Bell Mobile Services Corp. ("Pacific Bell Mobile Services") and Western Wireless Corporation ("Western Wireless"). The Company offers a single roaming rate to its customers when roaming on any GSM network throughout the United States and Canada.

           While PCS and cellular networks utilize similar technologies and hardware, they operate on different frequencies and utilize different signaling protocols. As a result, it generally will not be possible for users of one type of system to "roam" on a different type of system outside of their service area, or to hand off calls from one type of system to another, unless the handset is capable of operating on multiple frequencies or technology platforms (i.e., dual-mode). This is also true for PCS subscribers seeking to roam in a PCS service area served by operators using incompatible PCS signaling protocols. See "-- Digital Technology." The Company expects to begin marketing dual-mode handsets capable of receiving and transmitting over both analog cellular and GSM-based PCS networks in mid-1998; however, the Company expects such handsets to weigh and cost more than single-mode handsets. The Company expects its dual-mode service offering to allow for automatic delivery of calls over analog cellular systems to its PCS subscribers roaming in areas where GSM-based PCS service is not available.

           Wireless subscribers generally are charged separately for monthly access, airtime, long distance calls and custom calling features (although many custom calling features are included in monthly access charges in the Company's pricing plans). Wireless system operators have been required to pay fees to LECs for interconnection to their networks based on standard or negotiated rates. However, pursuant to the Telecommunications Act of 1996, as amended (the "1996 Telecommunications Act"), such interconnection arrangements are now reciprocal and cost-based, with each party compensating the other at the same rate for the right to interconnect with such carrier's network. See "-- Regulation of Wireless Telecommunications Systems." The Company has entered into interconnection agreements for its cellular and PCS operations with BellSouth Corporation ("BellSouth"), the LEC with which the Company primarily interconnects in its service territory. Effective April 1, 1997, the mutual and reciprocal interconnection rates under these agreements range from $.003730 to $.013853 per minute. These rates represent a decrease from the previous rates paid by the Company to BellSouth of approximately $.024 per minute.

           Digital Technology. Digital signal transmission is accomplished through the use of frequency management technologies, or "protocols." These protocols "manage" the radio channel either by dividing it into distinct time slots (a method known as Time Division Multiple Access, or "TDMA") or by assigning specific coding instructions to each packet of digitized data that comprises a signal (a method known as "CDMA"). While the FCC has mandated that licensed cellular systems in the United States utilize compatible analog signaling protocols, at present there is no required universal digital signaling protocol, and there can be no assurance that the FCC or industry organizations will not mandate a universal digital switching protocol in the future. Currently, three principal competing, incompatible signaling protocols are offered by various vendors for use in PCS systems: GSM; CDMA; and IS-136. The GSM protocol is an updated, up-banded version of the TDMA-based protocol widely used in European and other countries. IS-136 is an up-banded version of the TDMA-based digital cellular protocol now used by cellular operators in the United States. Because IS-136 is based on current TDMA-based cellular protocols, the dual-mode (analog cellular/PCS) handset using IS-136 technology was the first dual-mode handset to become commercially available. Because the three protocols are incompatible, a subscriber of a system that relies on GSM technology, for example, will be unable to use his handset when traveling in an area served only by CDMA or IS-136-based wireless operators unless he carries a dual-mode handset that permits him to use one of the analog cellular carriers' systems in that area. See "-- PCS Operations -- PCS System."

PCS OPERATIONS

           Overview. The Company provides PCS services in the southeastern United States under the "Powertel" name. The Company's licenses to provide PCS services cover contiguous portions of 12 southeastern states. The Company believes that by expanding its presence in the southeastern United States through the acquisition of the licenses for the Kentucky/Tennessee BTAs, it will be able to build upon its experience and reputation in the southeastern telecommunications markets, benefit from the region's positive demographics and capitalize on its relationships with other telecommunications providers in the Southeast.

           PCS Markets. The PCS Markets encompass approximately 246,000 contiguous square miles in portions of the following 12 states: Alabama; Arkansas; Florida; Georgia; Illinois; Indiana; Kentucky; Louisiana; Mississippi; Missouri; South Carolina; and Tennessee. Approximately 24.3 million people reside in, and over 10,250 miles of highway are located in, the Company's PCS Markets. As of December 31, 1997, the Company had approximately 119,000 PCS subscribers in 25 metropolitan areas in Alabama, Florida, Georgia, Mississippi, South Carolina and Tennessee.

           The Company currently provides PCS services in 25 markets that include the following cities: Atlanta, Augusta, Brunswick, Columbus, LaGrange, Macon, Savannah and West Point, Georgia; Memphis and Jackson, Tennessee; Jackson and Tupelo, Mississippi; Florence, Huntsville, Anniston, Gadsden, Birmingham, Tuscaloosa, Montgomery, Decatur, Auburn-Opelika and Dothan, Alabama; Panama City, Tallahassee, Jacksonville, St. Augustine and Gainesville, Florida; and Aiken and Hilton Head, South Carolina. The Company also offers service along the major highway corridors connecting such areas, and the Company has completed the initial buildout of its PCS system in such areas. Generally, the Company's "initial buildout" of a licensed territory includes the construction of cell sites: (i) in metropolitan areas with a population greater than 100,000 people;
(ii) in certain smaller cities that, due to location or demographics, the Company considers to be strategically important; and (iii) along the major highway corridors connecting such areas. The Company completed the initial buildout of its PCS system in the Current PCS Markets (the "Current PCS System") in late 1997 (excluding Albany, Georgia and Chattanooga, Tennessee). The Company has commenced the initial buildout of its PCS system in the Kentucky/Tennessee BTAs (the "Kentucky/Tennessee PCS System" and, together with the Current PCS System, the "PCS System") and expects to begin offering service in certain of these BTAs in late 1998. Thereafter, based on customer demand and competitive factors, Powertel intends to continue the buildout of its PCS System to enhance and expand its coverage.

           PCS Strategy. Powertel's PCS strategy is to: (i) continue to rapidly build out a high-quality PCS system and be among the first to offer PCS services in the remaining PCS Markets; (ii) offer a broad range of services, including enhanced services; (iii) expand its subscriber base by providing wireless services of the highest quality, functionality and value; (iv) expand the Company's regional market presence by managing and affiliating with other PCS licensees, as well as potentially acquiring additional strategic PCS licenses; and (v) provide its customers with the ability to receive PCS service in areas outside of the Company's service area through the implementation of roaming agreements. Because the Company believes that being among the first to offer PCS services in its PCS Markets is a significant competitive advantage, it plans to continue to rapidly build out the metropolitan areas, certain secondary cities and connecting highway corridors in its PCS Markets. The Company intends to achieve significant market penetration by aggressively marketing competitively priced PCS services, including enhanced services not currently provided by analog or digital cellular operators, and by providing superior customer service. The Company intends to remain a low-cost provider of PCS services by generating economies of scale through operating in contiguous market areas and focusing on customer acquisition and retention, as it has done in its cellular business. The Company has entered into roaming agreements with several GSM operators in North America and internationally, including all members of the Alliance. In addition, the Company is currently negotiating roaming agreements with analog cellular providers in areas where GSM coverage does not exist to facilitate dual-mode roaming. These agreements will be necessary to allow the Company to offer dual-mode service.

           PCS Services. The Company's PCS service offerings consist primarily of wireline enhancement products in which PCS supplements a customer's landline communications. Powertel currently offers a full range of wireless telecommunications services, including certain enhanced features and services not currently provided by analog or digital cellular operators. These enhanced features and services include secure communications, sophisticated call management (incorporating services such as caller I.D. and call forwarding), enhanced battery life and a short message service which allows subscribers to send and receive alphanumeric and text messages on their handsets. The Company is also currently offering two special long distance plans which are intended to provide its customers with a landline long distance replacement option. For $15 per month (in addition to airtime and other monthly charges), the Company offers its customers unlimited long distance calling to all 12 states where the Company holds PCS licenses (the "Twelve State Region"). For $5 per month (in addition to airtime and other monthly charges), a customer can have unlimited long distance calling to any one state in the Company's Twelve State Region. In addition, the Company intends to expand its current offerings of wireless telecommunications services to include international roaming, single number service, enhanced pre-pay service plans, data and information services, alternative line service, wireless e-mail, home zone billing, virtual private network and fixed wireless services that could serve as the customer's primary mode of telecommunication.

           PCS Roaming. The Company's PCS subscribers may roam outside their "home" markets anywhere within the Company's PCS coverage area without being assessed daily access fees or increased airtime usage rates. In addition, the Company has reciprocal roaming agreements in place with GSM-based PCS providers, including Aerial Communications, Airadigm Communications Inc. ("Airadigm"), American Personal Communications, Inc., BellSouth Mobility DCS, DigiPH PCS Incorporated, Microcell, Omnipoint, Pacific Bell Mobile Services, Third Kentucky Cellular and Western Wireless. The Company began offering its customers roaming capabilities in the third quarter of 1997 in the service areas where these providers were operational. The Company provides GSM roaming services outside of its service areas to its customers at a single roaming rate which is lower than rates traditionally offered by most cellular providers. In addition, several other PCS licensees (including winning bidders in the D/E/F Auctions) have announced that they intend to deploy GSM-based PCS systems. The Company intends to pursue roaming arrangements with these parties in order to maximize its customers' ability to roam throughout the United States and Canada on GSM networks. Certain of these licensees own licenses in MTAs and BTAs that are contiguous to the PCS Markets which will continue to increase the size of the contiguous geographic area where a customer of the Company can roam using his GSM handset. The Company has also entered into roaming agreements with international GSM providers (primarily through its membership in the Alliance) which will enable subscribers to roam internationally through the use of Subscriber Identity Module ("SIM") cards. Once dual-mode roaming becomes commercially available, the Company's subscribers will be able to roam in markets where the GSM protocol is not in use through the use of a dual-mode telephone that would permit the use of the existing analog cellular system where the Company has a dual-mode roaming agreement in place. This dual-mode capability is expected to be available to the Company's customers in mid-1998, and the Company has signed several, and is actively seeking additional, roaming agreements with other analog cellular carriers.

           PCS System. The Company's PCS System utilizes the GSM digital protocol. Industry predictions indicate that there will be approximately 100 million GSM customers worldwide before the end of 1998. Over 70 million customers worldwide subscribed for GSM services in 1997 -- approximately twice that of the previous year. The Company chose GSM because it: (i) has been operating successfully in European and other countries for over six years; (ii) offers enhanced features such as call encryption and short messaging; and (iii) utilizes an open system architecture between the mobile switching center and base station systems, thereby allowing the Company to purchase equipment from a variety of vendors and improving the Company's ability to reduce equipment costs. The system design primarily utilizes high-powered sites to provide wide area coverage of the most dense population centers, surrounding communities and connecting traffic corridors. Smaller, low-power sites provide enhanced coverage and supplemental capacity in heavy usage areas.

           The Company has completed the initial buildout of its PCS System in the Current PCS Markets and is currently acquiring sites and building the Kentucky/Tennessee PCS System. Sites are selected on the basis of their coverage of targeted customers, cost to construct the site and on frequency propagation characteristics. In many cases, the Company may be required to obtain zoning approval. For new sites, the Company's experience is that the site acquisition process can take three to twelve months. Once sites are acquired and the requisite governmental approvals are obtained, preparation of each site, including grounding, ventilation and air conditioning, equipment installation, testing and optimization, generally requires an additional two to four months. In addition to frequency planning, system design and site acquisitions, the implementation of the Kentucky/Tennessee PCS System requires construction and equipment procurement, installation and testing. The infrastructure of a PCS system generally consists of digital switches, base station transmitters and receivers, and related equipment. Additional costs are attributable to site acquisition and preparation and installation services. The Company has entered into an equipment purchase agreement (the "Ericsson Agreement") with Ericsson Inc. ("Ericsson") and a $265.0 million credit agreement (the "Equipment Financing Agreement") with various lenders including Ericsson to finance equipment purchases under the Ericsson Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Company's ability to proceed with the buildout of its PCS System may be subject to successful negotiation of site acquisitions or leases, the availability of equipment and financing, and the receipt of necessary governmental approvals. In addition, the timing of the scheduled buildout will be subject to normal construction and other possible delays. Thus, the Company's buildout schedule may be revised from time to time as a result of changing circumstances.

           In general, the frequency spectrum licensed by the FCC for PCS use was partially occupied by private and common carrier fixed microwave users. Many of these microwave incumbents provide services that could or would have interfered with or received interference from the operation of the PCS System and, as a result, had to be relocated. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC adopted a transition plan to relocate such microwave operators to other spectrum blocks. In most cases where the Company has displaced a microwave incumbent in the Current PCS Markets, the Company has been responsible for paying the microwave incumbent's relocation expenses and for any actions necessary to put the microwave incumbent's new facility into operation. The Company has been successful in relocating the necessary microwave links for the initial buildout of its Current PCS Markets. As of March 1, 1998, the Company had signed microwave relocation agreements for 95 microwave links at a cost of $26.5 million and estimates that it may be required to relocate between 10 and 12 additional microwave links in the PCS Markets. It may be necessary for the Company to relocate additional microwave links as it enhances and expands its coverage following the initial buildout of its PCS System.

           The FCC has a cost-sharing plan to allocate the costs of microwave relocations among PCS licensees where a PCS licensee's relocation efforts and expense has benefitted another. Under the approved plan, a PCS licensee is not required to contribute to the relocation costs of a particular microwave link unless that link, by application of the FCC's objective interference test, is determined to cause interference to or receive interference from the PCS licensee's system. However, a PCS licensee's cost-sharing obligation is generally limited to $250,000 per microwave link unless a new or modified tower is required, in which case the cost-sharing obligation is limited to

$400,000. In addition to the microwave relocation expenses incurred by the Company as a result of direct negotiations with incumbent microwave licensees, the Company has incurred a limited number of cost-sharing obligations; however, it is also entitled to recoup certain of its costs due to cost-sharing obligations imposed upon other licensees under the plan. Two non-profit clearinghouses have been established to administer the FCC's cost-sharing plan.

           The Company has been required to increase the capacity of its PCS System in certain markets due to usage patterns and customer demand. In general, system capacity has been expanded by installing additional transmitters at existing sites and by site "splitting," a process whereby a single large cell is divided into two or more smaller cells by using, in some cases, lower-powered transmitters and towers with lower elevations. Additionally, the Company upgraded its Ericsson switching equipment to Ericsson's Release 3 Software which enabled increased network capacity. In the future, additional capacity typically will be added in response to anticipated demand and may be at substantially less than the proportionate cost of the initial system. The Company believes the cost of this additional capacity will be competitive with the cellular industry's cost of adding capacity for additional subscribers.

           PCS Customer Service. The Company recognizes that superior customer service is vital to minimizing customer churn and to contributing to the long-term success of its business. Accordingly, the Company strives to ensure that its PCS customers are fully introduced to its service offerings, that they understand how to use the Company's equipment and its features and that they receive prompt and reliable service from the Company's customer service representatives. The Company currently provides PCS subscribers with toll-free access to its customer service representatives 24 hours a day, seven days a week. In addition, PCS subscribers can reach a customer service representative from their handsets (with no airtime charge) by dialing 611.

           PCS Sales, Marketing and Distribution. The Company markets its PCS service offerings primarily through: (i) a direct sales force; (ii) 27 Company-operated retail stores; (iii) a network of independent agents, each of which has a retail store presence; and (iv) mass merchandisers, such as Radio Shack, Office Depot and Circuit City. In addition to traditional distribution channels, the Company is considering marketing its PCS products and services through non-traditional distribution channels, including the internet, telemarketing and direct mail. The Company supports its marketing activities with local and regional advertising.

           The Company's direct and retail store PCS sales force currently consists of approximately 370 employees. The Company's sales employees understand the Company's PCS System, products and services, so that they, in turn, can provide extensive information to prospective customers. Sales commissions generally are linked both to subscriber revenue and subscriber retention. The Company expects that it will increase its PCS sales force to approximately 460 employees by the end of 1998.

           The Company also negotiates volume discounts from vendors of PCS telephone equipment and passes on a substantial portion of the discount on, and further subsidizes the cost of, such telephone equipment to its subscribers, sales agents and distributors. The Company offers service for a fixed monthly charge (accompanied by varying allotments of unbilled or "free" minutes), plus additional variable charges per minute of use. A high volume caller might find an option with a higher monthly access charge and lower per-minute charges to be most advantageous. A lower volume user might choose a different package, featuring a lower access fee and higher per-minute charges. Voicemail, caller ID, caller ID blocking, call waiting and text messaging are included in all rate plans. The Company's current rate plans do not differentiate between "peak" and "off-peak" airtime minutes, unlike many of its cellular competitors. The Company charges a $.10 per minute toll charge for all long distance calls terminating within the PCS Markets and a $.15 per minute toll charge for all calls terminating outside of the PCS Markets. The Company also offers two special long distance plans. For $15 per month (in addition to airtime and other monthly charges), the Company offers its customers unlimited long distance calling to the Company's Twelve State Region. For $5 per month (in addition to airtime and other monthly charges), a customer can have unlimited long distance calling to any one state in the Twelve State Region. Optional features available at an additional charge include custom call service, call forwarding, enhanced voicemail, alphanumeric short messaging, fax management and message management. The Company is currently testing a wireless e-mail product which would allow its customers to send and receive e-mail messages from their PCS handsets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

           The Company offers over-the-air activation whereby a customer can initiate service by purchasing a handset from any of the Company's distribution channels and pressing any key on the handset to reach Powertel customer service. During this call, the customer service representative can obtain all necessary customer information and conduct a credit scoring assessment. The customer's telephone can be activated within minutes following this call. The Company does not require its PCS customers to sign long-term service contracts. The Company currently subsidizes a portion of most PCS handset purchases, but even after such subsidy, such handsets are generally more expensive to subscribers than cellular handsets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

           In marketing its PCS services, the Company emphasizes the enhanced features and favorable pricing of its services. The Company also promotes the improved call security of its PCS System, which the Company believes encourages users to make confidential calls that they might not otherwise make on an analog cellular telephone. The Company anticipates offering certain bundled services with other service providers in the future, such as long distance, cable television and internet access companies. As prices decline for PCS service and as the Company is able to provide a broader array of bundled services, the advantages of mobility together with customized combinations of PCS services will make PCS services increasingly attractive for telephonic communications and may result in penetration into the landline telephone market. This potential for increased PCS penetration of the landline market was enhanced by the 1996 Telecommunications Act, which requires LECs to interconnect with other telecommunications providers such as the Company at just and reasonable rates that are based on costs. The Company expects that the services offered by PCS operators will initially serve to enhance traditional landline telephone services and will eventually be capable of replacing some traditional landline telephone services.

CELLULAR OPERATIONS

           Cellular Market. Powertel provides cellular telephone service in contiguous portions of four RSAs in western Georgia and eastern Alabama under the name "InterCel." The Cellular Market has a population of approximately 296,000 persons and encompasses approximately 2,900 square miles. Since the Company commenced service in late 1990, the number of Company subscribers in the Cellular Market has grown to 26,000 at December 31, 1997 (a penetration of approximately 8.7% of the total population in the Cellular Market). While the Company faces significant competition in its Cellular Market, including competition from the Company's PCS subsidiary which launched Powertel service in mid-1997 in the Cellular Market, the Company believes that the Cellular Market provides a competitive advantage by enabling the Company to serve many significant areas desired by subscribers and travelers, including approximately 100 miles of Interstate Highway 85 and 40 miles of Interstate Highway 185, Auburn University, Callaway Gardens and West Point Lake. The cost of acquiring a new customer is substantial, and the Company is continually monitoring customer churn and taking steps to minimize it. Customer churn generally tends to increase as the customer base grows and more competition enters the marketplace. The Company believes that a more focused and proactive customer retention process has resulted in a decreased churn rate in the Cellular Market.

           Maine Disposition. In May 1997, the Company sold its cellular operations in the State of Maine (the "Maine Disposition") to MRCC, Inc., a subsidiary of Rural Cellular Corporation ("Rural Cellular"), for an aggregate price of $77.2 million. In addition, Rural Cellular reimbursed the Company approximately $250,000 for capital expenditures made prior to the closing of the transaction. The Company acquired its Maine cellular operations in 1994 for $36.4 million.

           Cellular Strategy. Powertel's cellular strategy is to: (i) add new subscribers and, through an emphasis on superior customer service, retain its existing subscriber base; (ii) maintain a competitive wireless service as new technologies and products enter its markets; (iii) continue to upgrade its cellular switching systems to capture roaming revenues from digital cellular users roaming into its Cellular Market and to offer digital services to its own customers; and (iv) provide superior product features tailored to its customers' needs at competitive prices.

           Cellular Services. The Company provides a variety of cellular services and products designed to match a range of consumer, business and personal security needs. In addition to mobile voice and data transmission, the Company offers ancillary services such as voice message and facsimile storage and retrieval, group ring and single number service, personal 800 service, call forwarding, call waiting, three party conference calling and no-answer transfer. The Company offers cellular service for a fixed monthly charge (accompanied by varying allotments of unbilled or "free" minutes), plus additional variable charges per minute of use. Various pricing programs (some of which are based on multi-year service contracts) are available. Ancillary services are included in some service package offerings and are otherwise priced on a stand-alone basis.

           Cellular Roaming. In order to make using its wireless service more convenient and, in some instances, more affordable, the Company has negotiated automatic and special rate roaming agreements with other cellular providers. Currently, the Company's cellular subscribers enjoy automatic call delivery in most of the United States through a feature known as "Follow Me Roaming Plus." The Company has special discounted roaming arrangements with certain other cellular carriers in areas near the Cellular Market, which provide the Company's subscribers with reduced rates when roaming in these surrounding areas. In most cases, these rates approximate the local per-minute rates with no daily charge. The Company believes that expanded, discounted rate calling areas attract customers and promote roaming by wireless telecommunications users traveling within the Company's Cellular Market.

           Cellular System. The main switching office for the Cellular Market is located in Huguley, Alabama, and the Company's cellular system consists of 22 cell sites. The Company's existing cell sites use a combination of omnidirectional, directional, sectored and reflected antennas. The Company uses a Company-owned microwave transmission system, in conjunction with leased capacity on fiber optic systems and traditional landline facilities, to connect the cells to the main switching offices in the Cellular Market. The Company plans to add approximately six new cell sites during the next year in order to accommodate anticipated subscriber and usage growth and to improve transmission quality throughout the Cellular Market.

           The Company has completed the initial upgrade of its analog cellular system to provide digital service. Customers may obtain enhanced services similar to those provided by digital PCS operators, including improved call security and battery life. The Company's cellular system is a dual-mode analog/TDMA digital system. In order to receive digital service, the Company's current cellular subscribers must exchange their analog handsets for new digital handsets. The Company expects that some analog customers will switch to digital handsets over time according to their personal service needs. Currently, however, the quality of digital cellular voice transmissions experienced in the Company's Cellular Market is inferior to that provided by analog systems. The Company is currently marketing its digital service in a limited manner. The Company has identified the investment required to enhance the quality of digital service and has prepared preliminary marketing programs to promote digital service. Once market demand for digital service increases, the Company is prepared to implement these plans in order to encourage usage of its digital cellular system and to retain cellular subscribers. Because its digital switches are capable of handling both analog and digital transmissions, the Company will be able to continue to offer analog cellular service to those customers who do not transfer to digital service and to capture roaming revenues from users of both analog and digital service.

           By deploying TDMA, the Company has positioned itself to provide digital services to enable it to compete with other digital wireless telecommunications providers as they enter the market. The Company recognizes, however, that compatibility with other cellular providers is a significant factor in subscriber growth and revenue generation from roamers. Accordingly, the equipment that the Company has installed, while TDMA-ready, is also CDMA-capable with the addition of CDMA equipment at the cell sites and a limited software upgrade to the existing digital cellular switch. If market conditions justify the investment of substantial additional capital for the CDMA equipment at the cell sites and switch upgrade, the Company can be in the position of providing cellular service to analog, TDMA and/or CDMA digital subscribers.

           The infrastructure and subscriber equipment used in the Company's cellular system generally is available from multiple sources, and the Company believes that such equipment will continue to be readily available in the foreseeable future.

           Cellular Customer Service. The Company believes superior customer service is integral to the success of its cellular operations. The Company provides toll-free access with no airtime charges to its cellular customer service representatives on a 24-hour basis, seven days a week. In addition, account representatives proactively contact cellular subscribers at regular intervals in order to assist management in evaluating and measuring, on an ongoing basis, the quality and competitiveness of the Company's cellular services.

           Cellular Sales, Marketing and Distribution. The Company markets its cellular service offerings primarily through: (i) its direct sales force; (ii) retail stores and kiosks; and (iii) a network of dealers and other agents, such as electronics stores, car dealerships and paging service companies. The Company's direct and retail cellular sales force currently consists of approximately 30 cellular employees.

           The Company supports its marketing activities with local and regional advertising. The Company also negotiates volume discounts from vendors of cellular telephone equipment and, as a means of stimulating demand for cellular service, passes on a substantial portion of the discount on such telephone equipment to its subscribers and sales agents. In addition, the Company offers pricing programs (generally based on service contracts extending up to three years) in which subscribers receive a credit on their bill toward the cost of a cellular telephone and auxiliary equipment or the customer's cellular service charges.

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

           Each of the markets in which the Company competes is or will be served by multiple other two-way wireless service providers, including cellular, PCS and ESMR operators and resellers. Many of these competitors have been operating for a number of years, currently serve a substantial subscriber base and have significantly greater financial and technical resources than those available to the Company. Some competitors are expected to market other services, such as cable television access, with their wireless telecommunication service offerings. Several of the Company's competitors are operating through joint ventures and affiliation arrangements, creating wireless telecommunications systems that encompass most of the United States.

           The Company also will face competition from other current or developing technologies, such as paging, ESMR, global satellite networks, wireless communications services ("WCS") and local multipoint distribution systems ("LMDS"). As a result of advances in digital technology, ESMR operators have begun to design and deploy digital mobile networks that increase the frequency capacity of ESMR systems to a level that may be competitive with that of cellular and PCS systems. A limited number of ESMR operators have recently begun offering short messaging, data services and interconnected voice telephony services on a widespread basis. Nextel Communications, Inc. operates digital mobile networks in most major United States markets, including the Atlanta, Birmingham and Jacksonville markets. Another ESMR operator, Southern Communications Services, Inc., offers ESMR service in Georgia, Alabama, northern Florida and southeastern Mississippi.

           PCS Markets. The Company's PCS business competes directly with several other PCS providers, including PrimeCo Personal Communications, L.P. ("PrimeCo"), Sprint Spectrum, L.P. ("Sprint PCS") and AT&T Wireless, in its PCS Markets. Additionally, the FCC auctioned five other PCS licenses in each of the Company's markets, and each licensee has the ability to sell or transfer a portion of its licenses to others. See "-- Regulation of Wireless Telecommunications Systems -- Licensing of PCS." The Company expects that existing wireless service providers in the PCS Markets, some of which have been operational for a number of years and have significantly greater financial and technical resources than those available to the Company, will continue to upgrade their systems to provide comparable services in competition with its PCS System. These wireless competitors include AT&T Wireless, AirTouch Communications, Inc., BellSouth Mobility, GTE Mobilnet Incorporated, Alltel Communications, Inc. and Price Communications Wireless, Inc.

           PCS licensees choosing IS-136 technology, including AT&T Wireless, are expected to serve territories that include the entire U.S. population because IS-136 handsets are currently capable of operating at both cellular and

PCS frequencies. PrimeCo, Sprint PCS and others have announced commercial service of CDMA-based PCS systems in multiple markets. Together, CDMA-based PCS providers will cover approximately 100% of the U.S. population. The fact that these major PCS providers have chosen digital protocols other than GSM as their PCS technology may adversely affect the Company's ability to establish a PCS customer base and to successfully compete in the PCS business with those PCS operators offering greater roaming capabilities. See "-- PCS Operations -- PCS System."

           The retail price of the Company's PCS handsets initially have not been as low as the price of analog cellular handsets. Whereas cellular providers often subsidize fully the sale of analog cellular handsets in return for subscribers signing a long-term service contract, the price of PCS handsets are generally higher because the Company does not require subscribers to sign such contracts.

           Cellular Market. In the Cellular Market, the Company currently has one cellular competitor and competes against its own PCS service. The Company expects to compete with several other PCS licensees, resellers and one or more ESMR providers in the future, and such competition may be intense. The Company expects to address the competition from other wireless providers in its markets by upgrading its cellular system to provide comparable services and features, continuing to expand its automatic and discounted rate roaming service areas, and competitively pricing its products and services.

           Other Developments. Pursuant to recent changes in FCC regulations, existing PCS licensees have the ability to partition their licenses (transfer a portion of their licensed geographic territory) or disaggregate their licenses (transfer a portion of their spectrum allocation) to other qualified entities, thus creating the potential for additional competitors in the marketplace. The FCC has auctioned 30 MHz of spectrum located in the 2.3 GHz band, known as WCS. These licenses were auctioned in 5 MHz and 10 MHz blocks in each license area. The FCC has determined that WCS providers will be permitted to offer a broad range of services, but has imposed certain restrictions which the FCC has indicated will make the use of WCS spectrums for mobile applications "prohibitively expensive" and "technologically infeasible." The FCC is currently conducting an auction for two LMDS licenses (one 1,150 MHz block and one 150 MHz block) in each BTA. These licenses will allow licensees to provide wireless cable, telephony, video communications, data and other services. In addition, several entities have received and several others are seeking FCC authorization to construct and operate global satellite networks to provide domestic and international mobile communications services from geostationary and low earth orbit ("LEO") satellites. While geostationary orbiting satellites are subject to transmission delays inherent in high earth orbit satellite communications, a mobile satellite system could reduce transmission delays with LEO satellites and could augment or replace communications with segments of land-based wireless systems. Based on current technologies, however, satellite transmission services are not expected to be competitively priced relative to wireless telecommunications services. Finally, the Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") requires, among other things, the allocation to commercial use of a portion of 200 MHz of the spectrum currently reserved for government use. It is possible that some portion of the spectrum that is reallocated will be used to create new land-mobile services or to expand existing land-mobile services.

           Continuing technological advances in telecommunications and FCC policies that encourage the development of new spectrum-based technologies make it impossible to predict the extent of future competition. The 1996 Telecommunications Act alters regulatory and industry barriers which for years deterred easy competition within and between telecommunications markets. The amended statute and related FCC rulemakings are expected to continue to open new avenues for competitive offerings of wireless, wireline and hybrid services. Among the statutory provisions are requirements that telecommunications providers interconnect with each other and employ common technical standards and features.

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

           The Company expects to compete with other communications technologies that now exist, such as mobile, cellular, ESMR and paging, and with resellers of such services. In the future, cellular service and PCS will also compete more directly with traditional landline telephone service providers and with cable operators who expand into the offering of two-way communications services over their cable systems. In addition, the Company may face competition from technologies that may be introduced in the future, such as WCS or LMDS.

           Since the introduction of PCS and ESMR, the two-way wireless services industry has experienced a downward trend in market prices. The Company anticipates that this trend may continue in the future based upon increased competition. The Company competes to attract and retain customers principally on the basis of its service offerings and pricing, its customer service and its large contiguous footprint. The Company's ability to compete successfully will also depend, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors, which could adversely affect the Company's operating margins.

REGULATION OF WIRELESS TELECOMMUNICATIONS SYSTEMS

           The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the United States pursuant to the Communications Act of 1934, as amended (the "Communications Act"), and the rules, regulations and policies promulgated by the FCC thereunder. Additional regulatory authority over PCS providers is granted to the FCC by the Budget Act and the 1996 Telecommunications Act.

           Under the Communications Act, the FCC is authorized to establish regulations governing the interconnection of PCS and cellular systems with wireline and other wireless carriers, allocate channels and frequencies, grant or deny license renewals and applications for transfer of control or assignment of PCS and cellular licenses, and impose fines and forfeitures for any violations of FCC regulations. The 1996 Telecommunications Act and ongoing FCC rulemakings have led to new regulations concerning interconnection of networks. See "-- Competition; Other Telecommunications Technologies." The 1996 Telecommunications Act also permits the FCC to lift regulations where they are no longer necessary in the public interest.

           Licensing of PCS. The FCC has divided the United States and its possessions and territories into PCS markets made up of 493 BTAs and 51 MTAs. Each MTA consists of at least two BTAs. Numerous licensees may compete in each PCS service area. The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks ("A" and "B" blocks) licensed for each of the 51 MTAs, one 30 MHz block ("C" block) licensed for each of the 493 BTAs, and three 10 MHz blocks ("D", "E" and "F" blocks) licensed for each of the 493 BTAs. A PCS license has been or will be awarded for each MTA and BTA in every block, for a total of more than 2,000 licenses. Under the FCC's rules, a broadband PCS licensee may own combinations of licenses (e.g., one MTA (30 MHz) and one BTA (10 MHz)) with total aggregate spectrum coverage of up to 45 MHz in a single geographic area. The FCC has also relaxed its limitation on cellular cross-ownership of PCS licenses in the same area, permitting existing cellular licensees to acquire up to 20 MHz of broadband PCS spectrum in overlapping markets. Thus, no entity may hold licenses for more than 45 MHz of commercial mobile radio spectrum ("CMRS") in a single geographic area, unless, in the case of overlapping cellular licenses, such overlapping licenses cover less than 10% of the population of the PCS territory. See "-- Commercial Mobile Radio Spectrum Limit."

           The FCC's rules allow broadband PCS licensees in the "A," "B," "D" and "E" blocks the flexibility to divide and sell portions of any size of their licenses at any time. Under these rules, any of such licensees may divide their licenses through geographic partitioning (dividing spectrum by geographic area) or through spectrum disaggregation (dividing license by amount of spectrum) to any entity that otherwise is qualified to hold a common carrier license. The rules apply special restrictions to license holders in the "C" and "F" blocks, which are restricted to entrepreneurs and small businesses, by limiting partitioning or disaggregation for five years.

           The FCC has completed the auctions for licensing of the PCS allocated spectrum. The "A" and "B" block licenses were granted on June 23, 1995. The auction for the "C" block licenses was completed on May 6, 1996, and the winning bidders' licenses have been granted (with some grants being on a conditional basis subject to required changes in ownership structure, for example) on a case-by-case basis over the past several months, with the exception of certain winning bidders who subsequently defaulted on payment obligations. Certain of these defaulted "C" block licenses have been subsequently re-auctioned to qualified bidders and others are still subject to re-auction in the future at the discretion of the FCC. The D/E/F Auctions were completed by the FCC on January 14, 1997. After receiving several requests for relief associated with the installment payment program for such licenses, the FCC halted payment obligations during its review of the issues and is currently considering certain alternative financing arrangements for the C and F-block licensees. These alternative arrangements include: (i) resumption of interest payments on the licenses; (ii) disaggregation of 15 MHz to be surrendered to the FCC for re-auction; (iii) surrender of all licenses in exchange for amnesty from any further penalties; and (iv) a prepayment option with penalties. The date on which affected licensees will have to choose among the options has not yet been set.

           All PCS licenses are granted for a 10-year period, at the end of which they must be renewed. Licenses may be revoked at any time for cause. All 30 MHz broadband PCS licensees, including the Company, must construct facilities that offer coverage to one-third of the population of their service area within five years of their initial license grants and to two-thirds of the population within 10 years. For the 10 MHz broadband PCS licenses (i.e., "D" and "E" block licenses), licensees including the Company must service with a signal level sufficient to provide adequate service to at least one-quarter of the population in their licensed area within five years of being licensed, or make a showing of substantial service in their licensed area within the same time frame. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license. The FCC will conduct random audits to ensure that licensees are in compliance with the FCC's holding period and attribution rules. Rule violations could result in license revocations, forfeitures or fines. The Company has satisfied the FCC's five-year buildout requirements for each of the Current PCS Markets.

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

           The five-year fill-in periods for Alabama RSA 5, Alabama RSA 8 and the Company's portions of Georgia RSAs have expired. There were no unserved areas remaining in Alabama RSA 5 and Alabama RSA 8 at the time their respective fill-in periods expired. As of March 1998, only a minute portion of Georgia RSA 5 located in the extreme northwest corner of Heard County remains unserved. The Company has determined that it would not be prudent for the Company to invest in extending its cellular service into that area at this time.

           Near the conclusion of the license term (the year 2000, in the case of the Company's current licenses for the Cellular Market), licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional 10-year term. Applications for license renewal may be denied if the FCC determines that the grant of an application would not serve the public interest, convenience and necessity. In addition, at license renewal time, other parties may file competing applications for the authorization. In the event that qualified competitors file, the FCC may be required to hold a hearing to determine whether the incumbent or the competitor will receive the license. The FCC will grant a preference, or "renewal expectancy," to the existing cellular licensee upon a showing that it has (i) provided "substantial" service during its past license term and (ii) substantially complied with applicable FCC rules and policies and the Communications Act.

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

           Under the Communications Act, non-U.S. citizens or their representatives, foreign governments or their representatives, or corporations organized under the laws of a foreign country may not own, in the aggregate, more than 20% of a common carrier licensee; or more than 25% of the parent of a common carrier licensee if the FCC determines that the public interest would be served by prohibiting such ownership. However, the FCC has recently adopted an open entry standard that includes a presumption in favor of foreign ownership by applicants of the World Treaty Organization Member Countries ("WTO Members"). The new standard sets forth a rebuttable presumption that will permit foreign investment in U.S. wireless carriers by entities from WTO Members. Specifically, the FCC stated that applications for indirect foreign ownership of common carrier licenses do not pose competitive concerns that would justify denial of an application on such grounds. While the FCC retained its requirement that licensees must seek approval prior to acceptance of indirect foreign ownership that would exceed the 25% benchmark, its adoption of a rebuttable presumption in favor of entry will streamline the application process.

           Failure to comply with these requirements may still result in the FCC issuing an order to the entity requiring divestiture of alien ownership to bring the entity into compliance with the Communications Act. In addition, fines, a denial of renewal or revocation of the license are possible. The Company's Third Restated Certificate of Incorporation permits the redemption of the Company's Common Stock from stockholders where necessary to protect the Company's regulatory licenses.

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

           On August 8, 1996, the FCC issued a decision promulgating rules relating to the interconnection requirements imposed by the 1996 Telecommunications Act (the "Interconnection Order"). The Interconnection Order:
(i) requires that interconnection compensation between CMRS providers and LECs be mutual and reciprocal; (ii) establishes that charges for transport and termination services be cost-based based on the LEC's forward looking total element long-run incremental costs (with a default range of $.002 to $.004 per minute for switching and end office termination and a default price ceiling of $.0015 per minute for tandem switching and termination for these states that have not imposed their own pricing methodology); (iii) gives state regulatory commissions jurisdiction over the implementation of the LEC-CMRS interconnection agreements, with the FCC retaining certain separate and independent jurisdiction under the 1996 Telecommunications Act; (iv) gives CMRS carriers the opportunity to renegotiate existing non-reciprocal LEC interconnection agreements; (v) declines to require "bill and keep" for CMRS carriers but permits the states to impose such arrangements where traffic between carriers is roughly balanced or where carriers voluntarily negotiate such an agreement; (vi) explicitly states that most traffic between a CMRS provider and the LEC is not subject to interstate access charges, except in limited circumstances; and (vii) refrains from treating CMRS providers for most regulatory purposes as local exchange carriers, which could have subjected CMRS providers to the stricter regulatory requirements imposed on incumbent LECs on issues such as interconnection, access to unbundled elements and resale. The default rates set forth in the Interconnection Order represent a substantial reduction from rates in place prior to the order, which rates generally ranged from $.03 to $.05 per minute. In addition, such rates previously were not mutual and reciprocal, so a CMRS provider could not charge a LEC for minutes of use originated by the LEC's network and delivered to and terminated on the CMRS provider's network.

           The FCC's Interconnection Order is currently the subject of judicial review. On July 18, 1997, the United States Court of Appeals for the Eighth Circuit issued an Order holding that certain portions of the FCC's Interconnection Order exceeded the FCC's authority. In the same Order, the Eighth Circuit upheld the FCC's Interconnection Order with respect to sections relating to interconnection between CMRS carriers and LECs. Specifically, the Eight Circuit upheld the portions of the FCC's Interconnection Order which require: (i) that LECs negotiate with wireless carriers for reciprocal and mutual compensation arrangements for transport and termination of local telecommunications traffic terminating on either of the parties' networks; (ii) that wireless carriers shall have the right to re-negotiate interconnection arrangements established prior to August 8, 1996, which provide for non-reciprocal compensation for local telecommunications traffic with any local exchange carrier; and (iii) that the definition of "local telecommunications traffic" to which the above requirements apply consists of calls that originate and terminate within the same MTA, a geographic area which is not directly related to, but is generally much larger than, a local exchange carrier's defined local calling area.

           On January 26, 1998, the Supreme Court of the United States granted petitions to review orders issued by the Eighth Circuit Court on issues relating to the FCC's Interconnection Order. At this time, it is not possible to predict the ultimate decision of the Supreme Court on these issues, which decision could have an impact on the Company's interconnection agreements with LECs.

           Universal Service Reform. The FCC has recently established the mechanism by which telecommunications providers will contribute to the reformed Universal Service Fund. Money from this Fund will be spent on several distinct programs to subsidize service to low-income individuals, service in high-cost areas and service to schools, libraries and rural health care providers. Wireless service providers are required to contribute to this Fund beginning January 1, 1998. Under the FCC's rules, carriers may pass-through the charges to its end-user customers to recoup the carrier's contributions to the Fund. The Company intends to implement a "Universal Service Fund Surcharge" with respect to all of its PCS and cellular customers to recoup its contributions to the Fund. The Company may be in a position to draw from the Fund in the future, particularly with respect to the provision of subsidized wireless services to eligible schools, libraries and rural health care providers. In addition to the federal Universal Service Fund, each state may require wireless carriers to contribute to a separate state support fund based on intrastate revenues. None of the states in which the Company is currently offering service has a state support fund in place at this time; however, the Company expects that such programs are likely to be put in place in the future.

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

           Wireless providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent wireless users, permittees and licensees in order to avoid electrical interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type and strength of signals they emit must fall within specified parameters. Also, under the 1996 Telecommunications Act, wireless equipment must be accessible to and usable by persons with disabilities. The FCC also regulates wireless service resale practices and the terms under which certain ancillary services may be provided through wireless facilities. For example, all CMRS system operators are required to provide service to "resellers." These resellers buy blocks of telephone numbers from licensees and resell service through their own distribution network to the public. CMRS system operators cannot unreasonably restrict the resale of their services.

           Wireless carriers are also subject to certain requirements imposed by the Communications Assistance for Law Enforcement Act of 1994 ("CALEA"). Under CALEA, Congress intended to provide a four-year transition period during which the government would notify the wireless industry of its capacity requirements for electronic surveillance of wireless communications, and the wireless industry would develop capabilities for deployment in future network technology. Existing equipment, including such equipment deployed during the compliance transition period, would either be grandfathered or retrofitted at government expense. However, due to inability to reach agreement between the Federal Bureau of Investigation ("FBI") and the wireless industry, CALEA compliant capability requirements were published only in late 1997, and capacity requirements are not yet available. In addition, serious questions still exist with respect to the reimbursement of industry expenses in meeting the revised compliance guidelines and which carriers are entitled to such reimbursement. Thus, the transition period has taken longer than anticipated and the upcoming deployment deadline for compliant equipment (October 25, 1998) is in jeopardy. Legislation has been recently introduced to delay the October 1998 deadline for a period of two years.

           Local number portability was mandated by the 1996 Telecommunications Act as a way to level the playing field for new local service competitors. Current FCC rules require wireless carriers to provide local number portability in the 100 largest MSAs and to be able to support nationwide roaming by June 30, 1999. CTIA has petitioned the FCC to eliminate this requirement, making the argument that such a requirement is not necessary to provide additional competition in the wireless arena and compliance would require an unexpectedly large number of technically difficult and expensive changes to a carrier's network and the capital dollars required to address such changes would be better spent in building out systems, in marketing and in addressing other competitive issues.

           Commercial Mobile Radio Spectrum Limit. The FCC has limited the amount of PCS, cellular and ESMR spectrum that an investor may aggregate in a given geographic area to 45 MHz. The Company's ability to invest in wireless services providers in certain geographic areas is likely to be limited by this restriction. In addition, the FCC may amend its rules to include other types of mobile services in this spectrum aggregate limit.

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

           States are not, however, prohibited from regulating other terms and conditions of CMRS, such as service quality, billing procedures and consumer protection standards. In addition, the siting and construction of transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use and other regulations. Under the 1996 Telecommunications Act, states may not restrict cell siting or modification based upon the environmental effects of radio frequency emissions if those emissions meet the standards which the FCC imposed in 1996. However, state and local governmental authorities continue to impose regulations that expressly prohibit the construction of additional tower sites, including several governmental authorities in the Company's PCS Markets. These governmental moratoria are the subject of two separate Petitions for Declaratory Ruling filed with the FCC by the CTIA and 360 Communications. The Petitions generally argue that these restrictions effectively impede market entry of new telecommunications services and providers and are in violation of the Communications Act and federal preemption of state and local siting and zoning moratoria regulation. Several congressional letters have been sent to the FCC asking the FCC to terminate the moratoria and conflicting radio frequency proceedings at the local level; however, other members of Congress have proposed legislation that seeks to preserve state and local authority to regulate tower siting issues. It is unclear whether the FCC will act on these petitions to provide relief from such local restrictions.

           Recent Events. The 1996 Telecommunications Act precludes the FCC from requiring CMRS providers to hand off long distance traffic to the long distance carrier chosen by the subscriber (i.e., the provision of "equal access"). The 1996 Telecommunications Act provides, however, that if the FCC receives complaints that consumers are not receiving access to the long distance carrier or carriers of their choice, then the FCC may require provision of access to those carriers through an access code or similar mechanism.

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

           On July 26, 1996, the FCC released a report and order which mandates the implementation of widespread emergency 911 services available by PCS and other CMRS providers, including enhanced 911 ("E911") services that provide the caller's telephone number, location, and other useful information. By April 1998, PCS providers must be able to transmit to a Public Safety Answering Point ("PSAP") 911 calls from a PCS handset (without call validation), including those from callers with speech or hearing disabilities, with the automatic number identification. Assuming that a cost recovery mechanism is in place, by mid-1998 such providers must be able to relay to a PSAP both the caller's automatic number identification and cell site identification, and by 2001 they must be able to identify the location of a 911 caller within 125 meters in 67% of all cases. These proceedings have also raised questions concerning the potential liability of wireless operators providing E911 services. While most landline telephone companies are protected by their tariffs or are covered expressly by state or local statutes, CMRS providers generally do not file tariffs and many states have no indemnity provisions or only limited indemnity provisions relating to the provision of E911 services by a wireless operator. The wireless industry as a whole has been active in addressing this issue through the introduction and support of proposed legislation in many of the states. In addition, many states are individually addressing the issue of cost recovery mechanisms to support both the wireless and wireline implementation of E911 services. The FCC rules state that wireless carriers are entitled to fully recover their costs of E911 implementation. The Company believes it is currently capable of meeting any requests for functionality required by the April 1998 deadline.

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

EMPLOYEES AND AGENTS

           As of February 28, 1998, the Company had approximately 1,000 employees. The Company anticipates that the continued development of its PCS System will require the hiring of a substantial number of new employees. None of the Company's employees is represented by a labor organization, and the Company's management considers its employee relations to be good.


ITEM 2.  PROPERTIES

           The Company maintains its 28,000 square foot corporate headquarters and network operations center in West Point, Georgia and leases an additional 10,000 square feet of office space from KNOLOGY Holdings, Inc., an affiliate of ITC Holding Company, Inc. Additionally, the Company's information technology center is located in leased space in Atlanta, Georgia. In connection with its PCS System, the Company leases space for regional headquarters and switch facilities in the following cities: Birmingham, Alabama for the Birmingham MTA; Memphis, Tennessee for the Memphis MTA; Jacksonville, Florida for the Jacksonville MTA; Atlanta, Georgia for the Atlanta MTA; Nashville, Tennessee for the Nashville BTA; and Louisville, Kentucky for the Kentucky/Tennessee BTAs. The Atlanta MTA leases two separate switching facilities, both of which are located in the city of Atlanta but in separate locations. The Memphis MTA leases additional space in Jackson, Mississippi to accommodate its sales and operations personnel. The Birmingham, Memphis, Jacksonville and Atlanta MTAs currently lease warehouse space for network equipment and cell site equipment related to the buildout of the PCS System in each respective MTA. The Kentucky/Tennessee BTAs will lease similar warehouse space as the Company builds out those areas of its PCS System.

           The Company also currently leases retail space for seven Powertel retail stores in the Birmingham MTA, five in the Memphis MTA, six in the Jacksonville MTA and nine in the Atlanta MTA. By the end of 1998, the Company anticipates increasing the number of Powertel retail stores to more than 35 with the majority of the new Powertel retail store additions being related to the Atlanta MTA and the Kentucky/Tennessee BTAs. The Company has recently brought its inventory and distribution activities in-house and has leased a 55,500 square foot building in LaGrange, Georgia with both warehouse and office space. The Company also leases land, rooftop space or tower space for a significant number of its approximately 900 PCS cell sites.

           In connection with its cellular system, the Company maintains sales and administrative offices for its Cellular Market in Lanett, Alabama. The lease for the Lanett space was renewed in October 1996, and the current lease term expires in October 2001. In its Cellular Market, the Company operates four retail stores (located in Lanett and Opelika, Alabama and Newnan and LaGrange, Georgia), and two sales kiosks (located in shopping malls in LaGrange, Georgia and Auburn, Alabama). All of the Company's cellular retail sites are leased. As part of its cellular system, the Company leases space for its switch facility in Huguley, Alabama from Interstate Telephone Company, an affiliate of ITC Holding Company, Inc., and maintains 22 tower sites. The Company owns 11 of its tower sites and has long-term leases on its remaining tower sites.

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

           The Company received a Civil Investigative Demand from the U.S. Department of Justice Antitrust Division (the "Antitrust Division") requiring the Company to produce certain documents and answer certain interrogatories in connection with the Antitrust Division's investigation of possible bid rigging and market allocation for licenses auctioned by the FCC for broadband PCS frequency blocks. The Company has cooperated with the Antitrust Division's requests.

           The Company is also a party to routine filings and customary regulatory proceedings with the FCC relating to its operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The only matters submitted to a vote of the Company's stockholders were those considered and voted upon at the 1997 annual meeting of stockholders held on May 21, 1997. Such matters were previously reported on by the Company. See the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed with the SEC on August 13, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Price Range of Common Stock. The Company's Common Stock is currently traded on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol "PTEL." As of March 20, 1998, there were approximately 474 holders of record of the Company's Common Stock.

           The high and low sales prices for each full quarterly period of 1997 and 1996 are as follows:

1997                                                                               HIGH                      LOW
----                                                                            -----------              -----------
First quarter.........................................................          $     17.00              $      9.75
Second quarter........................................................                14.63                     9.50
Third quarter.........................................................                20.00                    12.50
Fourth quarter........................................................                22.88                    16.63

1996                                                                               HIGH                       LOW
----                                                                            -----------              -----------
First quarter.........................................................          $     23.25              $     15.00
Second quarter........................................................                26.25                    19.50
Third quarter.........................................................                22.25                    15.50
Fourth quarter........................................................                21.75                    11.75



           Dividend Policy. The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings to finance the expansion of the Company's operations. Moreover, the Company will effectively be prohibited from paying cash dividends for the foreseeable future pursuant to restrictions contained in the indenture relating to the 12% Senior Discount Notes Due 2006 issued in February 1996 (the "February 1996 Indenture"), the indenture relating to the 12% Senior Discount Notes Due 2006 issued in April 1996 (the "April 1996 Indenture"), the indenture relating to the 11.125% Senior Notes Due 2007 issued in June 1997 (the "June 1997 Indenture" and, together with the February 1996 Indenture and April 1996 Indenture, the "Indentures"), any future indenture to which the Company might be a party and the Equipment Financing Agreement.


ITEM 6.  SELECTED FINANCIAL DATA

           The following table sets forth certain selected financial information for the Company as of and for each of the years in the five-year period ended December 31, 1997. The financial information as of and for each of the years in the five-year period ended December 31, 1997 is derived from the consolidated financial statements and notes thereto of the Company, which have been audited by Arthur Andersen LLP, independent public accountants.

           The selected historical financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto and other financial and operating information included elsewhere in this Report.

                                                                             YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------------------------
                                                               1997          1996         1995       1994       1993
                                                            -----------   -----------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
  Service revenues .................................        $    62,745   $    31,875   $ 25,384   $ 18,903   $  8,228
  Equipment sales ..................................             16,171         7,250      3,928      2,859      1,121
                                                            -----------   -----------   --------   --------   --------
    Total revenues and sales .......................             78,916        39,125     29,312     21,762      9,349
                                                            -----------   -----------   --------   --------   --------
  Cost of services .................................             28,277         5,811      2,394      1,921        574
  Cost of equipment sales ..........................             45,318        11,653      3,127      2,391      1,010
  Operations expenses ..............................             23,989         9,927      3,596      2,722      1,333
  Selling and marketing expenses ...................             41,409        13,301      4,280      3,405      1,353
  General and administrative expenses ..............             25,742        16,963      4,218      3,651      1,562
  Depreciation .....................................             42,747         5,887      2,741      2,130        953
  Amortization .....................................              6,535         4,214      2,360      1,543        890
                                                            -----------   -----------   --------   --------   --------
    Total operating expenses .......................            214,017        67,756     22,716     17,763      7,675
                                                            -----------   -----------   --------   --------   --------
       Operating (loss) income .....................           (135,101)      (28,631)     6,596      3,999      1,674
  Interest expense (income), net(a) ................             42,564        (3,175)     1,657        635         46
  Gain on sale of subsidiary .......................            (41,912)           --         --         --         --
  Miscellaneous (income) expense ...................               (585)        1,226       (295)       (48)        48
                                                            -----------   -----------   --------   --------   --------
    (Loss) income before income taxes ..............           (135,168)      (26,682)     5,234      3,412      1,580
  Income tax (benefit) provision ...................                 --        (1,654)     2,230      1,535        567
                                                            -----------   -----------   --------   --------   --------
    Net (loss) income before cumulative effect .....           (135,168)      (25,028)     3,004      1,877      1,013
  Cumulative effect of change in accounting
    principle, net of tax(b) .......................                 --        (2,583)        --         --         --
                                                            -----------   -----------   --------   --------   --------

       Net (loss) income ...........................        $  (135,168)  $   (27,611)  $  3,004   $  1,877   $  1,013
                                                            ===========   ===========   ========   ========   ========

  Earnings per share:
    Basic net (loss) income before cumulative effect
      of change in accounting principle ............        $     (5.04)  $     (1.00)      0.30       0.20       0.16
    Basic cumulative effect of change in
      accounting principle .........................                 --         (0.10)        --         --         --
                                                            -----------   -----------   --------   --------   --------
    Basic (loss) income per common share ...........        $     (5.04)  $     (1.10)  $   0.30   $   0.20   $   0.16
                                                            ===========   ===========   ========   ========   ========
    Diluted (loss) income per common share .........        $     (5.04)  $     (1.10)  $   0.29   $   0.19   $   0.16
                                                            ===========   ===========   ========   ========   ========

OTHER FINANCIAL AND OPERATING DATA:
  EBITDA(c) ........................................        $   (22,282)  $    (2,466)  $ 11,992   $  7,720   $  3,469
  Ratio of earnings to fixed charges(d) ............                 --            --        3.9x       5.5x      27.3x
  Capital expenditures .............................        $   291,849   $   233,551   $  7,661   $  2,866   $  1,105
  Cellular subscribers at end of period(e) .........             25,848        47,617     38,582     28,624     10,590
  Net cellular population equivalents(f) ...........            295,600       737,800    732,900    728,200    281,800
  PCS subscribers at end of period .................            118,757        14,892         --         --         --
  Net PCS population equivalents(f) ................         24,292,400    17,460,000         --         --         --

BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital ..................................        $   313,722   $   256,349   $    977   $  2,710   $    547
  Property and equipment, net ......................            491,750       251,269     18,066     13,262      5,545
  Licenses, goodwill and other intangibles, net ....            416,252       388,634     24,904     23,903         --
  Total assets .....................................          1,378,592       947,117     74,330     50,812     10,517
  Long-term obligations ............................            969,014       504,065     29,411     11,030      2,019
  Retained earnings (deficit) ......................           (157,934)      (22,766)     4,845      1,841        (36)
  Stockholders' equity .............................            317,816       407,007     36,674     33,374      5,983

                                                   (footnotes on following page)

---------------------
(a) For the years ended December 31, 1997 and 1996, interest income was $21.0 million and $17.3 million, respectively. The Company had no interest income for the years ended December 31, 1993, 1994 and 1995. This excludes capitalized interest of $22.1 million and $29.0 million for the years ended December 31, 1997 and 1996, respectively. During the construction of the PCS System, the cost of the PCS licenses and the costs related to the construction expenditures are considered to be assets qualifying for interest capitalization under FASB Statement No. 34 "Capitalization of Interest Cost."
(b) During 1996, the Company changed its method of accounting for costs incurred in connection with certain promotional programs under which customers receive discounted cellular equipment or airtime usage credits. Under its previous accounting method, all such costs were deferred and amortized over the life of the related non-cancelable cellular telephone service agreement. Under the new accounting method, the costs are expensed as incurred.
(c) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA is provided because it is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.
(d) For the years ended December 31, 1997 and 1996, earnings were insufficient to cover fixed charges by $157.4 million and $56.2 million, respectively. Earnings consist of income before income taxes, plus fixed charges, except where capitalized. Fixed charges consist of interest charges and amortization of debt issuance costs, in each case whether expensed or capitalized, and the portion of rent expense under operating leases representing interest.
(e) Cellular subscribers at end of period include 14,216, 20,288 and 25,456 subscribers of Unity Cellular Systems, Inc. ("Unicel") in the State of Maine for the periods ended December 31, 1994, 1995 and 1996, respectively.
(f) Net population equivalents means the estimated population of the license market area multiplied by the percentage ownership of the license. The estimated population for all years presented is based on the Paul Kagan Associates, Inc. Cellular/PCS POP Book. For the periods ended December 31, 1994, 1995 and 1996, net cellular population equivalents include 441,900, 442,000 and 442,200 population equivalents, respectively, from Unicel's license market areas.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           Powertel provides personal communication services in the southeastern United States under the name "Powertel" and cellular telephone service in contiguous portions of western Georgia and eastern Alabama under the name "InterCel." The Company formerly provided cellular telephone service in the State of Maine under the name "Unicel." On May 1, 1997, the Company sold substantially all the assets of Unicel for approximately $77.2 million. The Common Stock of the Company, par value $.01 per share, is traded on the Nasdaq Stock Market under the symbol "PTEL."

           Powertel's PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.3 million people in the MTAs of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama and in 13 BTAs in Kentucky and Tennessee. Powertel first introduced its PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, has launched its PCS services in a total of 25 markets in the Southeast. In all of these markets, except Atlanta, Georgia where the Company acquired its licenses from GTE Mobilnet Incorporated in 1996, the Company was the first to offer PCS services commercially. Powertel intends to continue to rapidly build out its PCS network and to launch its PCS services. As of December 31, 1997, the Company had approximately 119,000 PCS subscribers.

           Average revenues per subscriber in the wireless industry have declined during recent years and are expected to continue to gradually decline in the future. The Company believes this downward trend is the result of the addition of lower usage customers who utilize wireless service for personal convenience, security or as a backup for their traditional landline telephones. In addition, the Company expects that revenue per minute will continue to decline as competition within the wireless industry intensifies. The Company believes the effect of this trend on the Company's earnings will be mitigated by corresponding increases in the number of wireless subscribers and the use of enhanced services that will be offered to PCS subscribers.

           As a result of: (i) the significant costs required to build out and maintain the PCS System, hire and manage the required personnel to operate the PCS business and market its services; (ii) the subsidization of PCS handsets to customers; and (iii) the depreciation of PCS equipment and amortization of the PCS licenses, the Company incurred a net loss of $135.2 million for the year ended December 31, 1997. The Company expects to continue subsidizing the cost of PCS handsets to customers for the foreseeable future and expects that negative PCS equipment margins will continue to negatively impact future operating results. The Company expects to continue incurring significant operating losses during 1998 and thereafter as it continues to build out its PCS System and build its PCS customer base.

           Minimizing customer attrition, or "churn," becomes a greater challenge as the subscriber base grows and the wireless marketplace becomes more competitive. The Company achieved an average monthly churn rate of 1.6% and 2.6% for its cellular and PCS businesses, respectively, for 1997. The Company is focused on improving its PCS churn rate in the near future through more focused collections efforts, stricter credit evaluation policies and a proactive customer retention program. The Company expects that PCS churn rates could be higher than comparable churn rates for cellular carriers because the Company does not require long-term service contracts. Additionally, the ability of PCS subscribers to activate service via the phone ("over the air activation") without any face to face contact with Company representatives increases the Company's susceptibility to subscription fraud, which ultimately results in churn.

           The Company is a member of the Alliance, a consortium of seven major PCS carriers which offer GSM service throughout North America. All members of the Alliance have executed roaming agreements with each other, thereby allowing GSM customers to roam throughout many major metropolitan areas in the United States and Canada. Additionally, the Company has signed several roaming agreements and expects to sign numerous others with international GSM carriers to facilitate international roaming.

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

                                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------------------
                                                          1997                                 1996                     1995
                                            ----------------------------------   ----------------------------------   --------
                                                                     COMBINED                             COMBINED
                                                                     CELLULAR                             CELLULAR
                                                                       AND                                   AND
                                            CELLULAR      PCS          PCS       CELLULAR     PCS(A)         PCS
                                            --------   ----------   ----------   --------   ----------   ----------
                                                                          (DOLLARS IN THOUSANDS)
SERVICE REVENUE & COST ANALYSIS:
Service revenue
  Local customers -
    Access revenue .......................  $ 10,607   $   25,866   $   36,473   $ 14,653   $      402   $   15,055   $ 12,244
    Airtime revenue ......................     4,667        5,965       10,632      6,109           88        6,197      4,938
    Toll revenue .........................       421        4,425        4,846        803           51          854        627
                                            --------   ----------   ----------   --------   ----------   ----------   --------
                                              15,695       36,256       51,951     21,565          541       22,106     17,809
                                            --------   ----------   ----------   --------   ----------   ----------   --------

  Roamers -
    Access & airtime revenue .............     4,190          145        4,335      6,680           --        6,680      5,541
    Toll revenue .........................     1,479           44        1,523      1,821           --        1,821      1,399
                                            --------   ----------   ----------   --------   ----------   ----------   --------
                                               5,669          189        5,858      8,501           --        8,501      6,940
                                            --------   ----------   ----------   --------   ----------   ----------   --------
  Other -
    Installation and connection ..........       101        2,207        2,308        243          440          683        394
    Other ................................       680        1,948        2,628        540           45          585        241
                                            --------   ----------   ----------   --------   ----------   ----------   --------
                                                 781        4,155        4,936        783          485        1,268        635
                                            --------   ----------   ----------   --------   ----------   ----------   --------
      Total service revenue ..............    22,145       40,600       62,745     30,849        1,026       31,875     25,384
Cost of services .........................     2,992       25,285       28,277      3,535        2,276        5,811      2,394
                                            --------   ----------   ----------   --------   ----------   ----------   --------
  Gross margin ...........................  $ 19,153   $   15,315   $   34,468   $ 27,314   $   (1,250)  $   26,064   $ 22,990
                                            ========   ==========   ==========   ========   ==========   ==========   ========

EQUIPMENT SALES & COST ANALYSIS:
Equipment sales ..........................  $    773   $   15,398   $   16,171   $  3,803   $    3,447   $    7,250   $  3,928
Cost of equipment sales ..................     2,241       43,077       45,318      2,890        8,763       11,653      3,127
                                            --------   ----------   ----------   --------   ----------   ----------   --------
  Gross margin ...........................  $ (1,468)  $  (27,679)  $  (29,147)  $    913   $   (5,316)  $   (4,403)  $    801
                                            ========   ==========   ==========   ========   ==========   ==========   ========

OPERATING MARGIN ANALYSIS:
Total revenues ...........................  $ 22,918   $   55,998   $   78,916   $ 34,652   $    4,473   $   39,125   $ 29,312
                                            --------   ----------   ----------   --------   ----------   ----------   --------

Operating expense -
  Cost of services and equipment sales ...     5,233       68,362       73,595      6,425       11,039       17,464      5,521
  Operations .............................     2,700       21,289       23,989      4,189        5,738        9,927      3,596
  Selling and marketing ..................     3,269       38,140       41,409      4,637        8,664       13,301      4,280
  General and administrative .............     2,282       23,460       25,742      2,940       14,023       16,963      4,218
  Depreciation ...........................     2,331       40,416       42,747      2,722        3,165        5,887      2,741
  Amortization ...........................       262        6,273        6,535      3,380          834        4,214      2,360
                                            --------   ----------   ----------   --------   ----------   ----------   --------
    Total operating expenses .............    16,077      197,940      214,017     24,293       43,463       67,756     22,716
                                            --------   ----------   ----------   --------   ----------   ----------   --------
Operating (loss) income ..................  $  6,841   $ (141,942)    (135,101)  $ 10,359   $  (38,990)     (28,631)     6,596
                                            ========   ==========                ========   ==========
Interest expense (income), net ...........                              42,564                               (3,175)     1,657
Gain on sale of subsidiary ...............                             (41,912)                                  --         --
Miscellaneous (income) expense ...........                                (585)                               1,266       (295)
                                                                    ----------                           ----------   --------
(Loss) income before income taxes ........                            (135,168)                             (26,682)     5,234
Income tax (benefit) provision ...........                                  --                               (1,654)     2,230
                                                                    ----------                           ---------------------
(Loss) income before cumulative effect ...                            (135,168)                             (25,028)     3,004
Cumulative effect of change in
  accounting principle ...................                                  --                               (2,583)        --
                                                                    ----------                           ----------   --------
Net (loss) income ........................                          $ (135,168)                          $  (27,611)  $  3,004
                                                                    ==========                           ==========   ========

----------------
(a) The Company did not commence PCS operations until fourth quarter 1996.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         The following discussion reflects the Company's results of operations for its PCS and cellular lines of business. All general corporate costs have been allocated to those lines of business based on management's estimates of actual expenses incurred related to such lines of business. The Company sold substantially all of its cellular assets in the State of Maine in 1997.

         Service revenue from local customers increased $29.8 million or 135.0% for 1997, as compared to 1996. Cellular service revenue from local customers decreased $5.9 million, or 27.2%, primarily as a result of the Maine Disposition during the second quarter of 1997 and the corresponding reduction in customers (to approximately 26,000 at December 31, 1997 from approximately 48,000 at December 31, 1996). PCS service revenue from local customers, which was $36.3 million in 1997, was the result of the continued increase in subscribers (to approximately 119,000 at December 31, 1997 from approximately 15,000 at December 31, 1996).

         The average monthly service revenue per local cellular subscriber (excluding roaming revenue and equipment sales) decreased to $38.33 in 1997 from $41.70 for 1996. This decrease reflects the previously mentioned lower usage patterns of new cellular customers, as well as price competition from competing wireless carriers. The average monthly service revenue per local PCS subscriber was $57.81, which is substantially higher than cellular due mainly to the higher monthly access fees paid by the majority of the Company's subscribers for bundled airtime minutes and the long distance revenue generated by those subscribers.

         Cellular roamer revenue (including roamer long distance) decreased $2.8 million, or 33.3%, in 1997 as compared to 1996. This decrease is attributable to the Maine Disposition, as well as the Company's amended agreement with BellSouth Cellular Corp, operating as BellSouth Mobility ("BellSouth Mobility"), effective January 16, 1997, under which the parties agreed to per-minute reductions to the rates charged to BellSouth Mobility for roaming incurred by its customers in the Company's service territory. The Company generated $.2 million in roaming revenue from its PCS business under roaming agreements with Alliance partners that became effective during the last five months of 1997.

         Other revenue, which includes activation and installation fees, fees from optional features and interconnection fees billed to LECs for connections to the Company's PCS System, increased $3.7 million, or 289.3%, for 1997 as compared to 1996. This increase is due to the activation fees associated with the addition of PCS subscribers noted above and interconnection fees, which previously had not been reciprocal between LECs and wireless carriers.

         Cost of services includes the cost of: (i) interconnection with LEC facilities; (ii) direct cell site costs (e.g., property taxes and insurance, site lease costs and electric utilities); (iii) PCS and cellular roaming validation (provided by a third-party clearinghouse); (iv) long distance toll costs; (v) cellular cloning and fraud; and (vi) supplementary services (such as voice mail). Cellular cost of services decreased $.5 million, or 14.1%, in 1997 as compared to 1996. This decrease is attributable to the Maine Disposition but was partially offset by an increase in costs associated with cloning and subscription fraud during the first six months of 1997. The cost of cellular fraud was significantly reduced during the third and fourth quarters. PCS cost of services, which was $25.3 million in 1997, primarily reflects interconnection and tower lease costs associated with the approximately 500 cell sites placed in service during 1997 in the Company's expanding PCS System.

         The Company generated a negative cellular equipment margin of 189.9% on $.8 million of sales in 1997, as compared to a positive margin of 24.0% on $3.8 million of sales in 1996. This decrease in margin is due to the Company's change in its method of accounting for certain promotional costs (primarily equipment credits). Under the new method of accounting, all cellular equipment subsidies are expensed as incurred. Such subsidies were deferred and amortized over the life of the related cellular contract in prior periods. For its PCS operations, the Company generated a negative equipment margin of 179.8% on $15.4 million of sales in 1997, as compared to 154.2% on $3.4 million of sales in 1996. The increase in negative PCS equipment margins is the result of the

Company's continued subsidization of the cost of PCS handsets. The Company expects to continue subsidizing the cost of PCS and cellular handsets to consumers for the foreseeable future.

         Operations costs, which include the costs of maintaining the cellular and PCS systems, customer service, credit and collections and inventory management totaled $24.0 million for 1997, which represented an increase of $14.1 million, or 141.7%, from 1996. Cellular operations costs totaled $2.7 million in 1997, a 35.5% decrease from 1996, which is attributable primarily to the Maine Disposition. PCS operations costs totaled $21.3 million in 1997, which represented a 271.0% increase from 1996 and were comprised primarily of salaries and benefits, bad debt provisions, credit and collection costs and ongoing maintenance of existing sites.

         Selling and marketing costs totaled $41.4 million for 1997, an increase of $28.1 million, or 211.3%, from 1996. Substantially all of this increase is attributable to ongoing PCS advertising costs, as well as the costs of all direct and indirect sales channels, including commissions incurred as a result of the continued rapid growth in the number of PCS subscribers.

         General and administrative costs ("G&A") were $25.7 million for 1997, an increase of $8.8 million, or 51.8%, from 1996. This increase is attributable to PCS G&A costs, which totaled $23.5 million in 1997 and were comprised primarily of costs (excluding depreciation) associated with the corporate and regional facilities, such as salaries and benefits, data processing costs, rent and communications costs.

         Depreciation and amortization for 1997 totaled $49.3 million, as compared to $10.1 million for 1996, and consist principally of the depreciation of the cellular and PCS network and the amortization of PCS licenses. Substantially all of the increase of $39.2 million in depreciation and amortization for 1997 is due to depreciation of the PCS System and amortization of PCS licenses, substantial portions of which were first placed in service in late fourth quarter 1996 and continuing throughout 1997. The Company anticipates these costs will continue to increase in future periods as additional portions of the PCS System are completed and placed in service.

         Net consolidated interest expense totaled $42.6 million for 1997, as compared to $3.2 million of net consolidated interest income for 1996. The change in interest primarily resulted from interest expense incurred on the $300 million principal amount of 11.125% Senior Notes due 2007 (the "1997 Notes"), lower funds available for investment due to the buildout of the PCS System and a reduction in capitalized interest ($22.1 million in 1997 compared to $29.0 million in 1996), which is attributable to the completion and placing in service of substantial portions of the PCS System.

         The effective income tax rates for 1997 and 1996 were 0% and 6.2% (tax benefit), respectively. The tax benefit recognized in 1996 reflects the expected realization of certain net operating loss carrybacks. The Company generated a $135.2 million net loss for 1997 and expects to continue to incur significant operating losses in 1998 and beyond. The tax benefit of these operating losses will not be recognized until management determines that it is more likely than not that such benefit is realizable.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         The following discussion reflects the Company's results of operations for its PCS and cellular lines of business. All general corporate costs have been allocated to those lines of business based on management's estimates of actual expenses incurred related to such lines of business. The Company entered into an agreement to sell substantially all of its cellular assets in the State of Maine in 1996 and completed the transaction in 1997.

         In October 1996, the Company began providing PCS in Jacksonville, Florida and Montgomery, Alabama. Throughout the remainder of 1996, the Company launched PCS services in 13 additional markets within the Current PCS Markets and, as of December 31, 1996, had approximately 15,000 PCS subscribers.

         Service revenue from local customers increased $4.3 million or 24.1%, for 1996, as compared to 1995. Cellular service revenue from local customers increased $3.8 million or 21.1%, primarily as a result of a 23.4% increase in the number of cellular subscribers (to approximately 48,000 at December 31, 1996 from approximately

39,000 at December 31, 1995). This increase in subscribers is attributable to the success of the Company's marketing efforts as well as the overall increase in nationwide cellular penetration rates. The Company generated $.5 million in service revenue from its PCS subscribers.

         The average monthly revenue per local cellular subscriber (excluding roaming revenue and equipment sales) decreased to $41.70 in 1996 from $43.95 for 1995. This decrease reflects the addition of customers who tend to use cellular service less frequently and a slight decrease in cellular pricing. Substantially all of the Company's PCS subscribers as of December 31, 1996 were participants in the Prestige Partners Plan under which unlimited local calls could be made for a flat monthly fee of $50.

         Roamer revenue (including toll revenue) for 1996, which was generated solely from the Company's cellular business, increased $1.6 million, or 22.5%, as compared to 1995. This increase relates primarily to continued market penetration by the cellular industry as a whole. Additionally, during the third quarter of 1995, the Company entered into an agreement with BellSouth Mobility, which operates cellular systems in markets contiguous to the Cellular Market, for lower roaming rates. Increased 1996 roaming traffic in the Cellular Market was partially a result of this agreement. Effective January 16, 1997, the Company entered into an amended agreement with BellSouth Mobility under which the parties agreed to a further per minute reduction to the rate charged to BellSouth Mobility customers roaming in the Cellular Market. This agreement resulted in decreased roaming revenue in 1997.

         Cost of services includes the cost of: (i) interconnection with LEC facilities; (ii) roaming validation (provided by a third-party clearinghouse);
(iii) long distance toll services; (iv) cloning and subscriber fraud; and (v) supplementary services (such as voice mail). For 1996, cost of services increased $3.4 million, or 142.7%, as compared to 1995, including a $1.1 million, or 47.7%, increase in cost of cellular services. This increase was due to the costs associated with the increased 1996 roaming traffic discussed above, including increased toll costs and an increase in costs associated with cellular cloning in the Company's cellular operations. The Company, like other participants in the cellular industry, experienced a dramatic increase in costs associated with both cloning and subscription fraud during 1996. The Company's total costs associated with fraud increased from $.1 million in 1995 to $.3 million in 1996. PCS cost of services totaled $2.3 million for the year and was comprised primarily of cost of interconnection with LEC facilities required for the PCS System.

         The Company generated a cellular equipment margin of 24.0% on $3.8 million of sales in 1996 as compared to a 20.4% margin on $3.9 million in sales in 1995. This increase in margin is attributable to a decrease in the cost of cellular handsets during 1996. During 1996, the Company changed its method of accounting for certain promotional costs (primarily equipment credits), which resulted in the recognition of negative equipment margins in 1997. For its PCS operations, the Company generated a negative equipment margin of 154.2% on $3.4 million in sales in 1996, as a result of the Company's subsidization of the cost of PCS handsets. The Company expects to continue subsidizing the cost of PCS handsets to consumers for the foreseeable future.

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

         Selling and marketing costs, which consist primarily of advertising expenses and the costs of all direct and indirect sales channels, totaled $13.3 million for 1996. Substantially all of the increase of $9.0 million, or 210.8%, from 1995 is attributable to the promotional costs associated with PCS operations, which began service in fourth quarter 1996.

         G&A costs were $17.0 million for 1996, an increase of $12.7 million, or 302.2%, from 1995. This increase is attributable to PCS G&A costs, which totaled $14.0 million in 1996 and were comprised primarily of costs (excluding depreciation) associated with the corporate and regional facilities, such as salaries and benefits, data processing costs, rent and communications costs. Certain costs (primarily salaries and benefits costs) that were included in the cellular business unit in 1995 were reallocated to the PCS business unit during 1996, which resulted in a decrease of $1.3 million, or 30.3%, in cellular G&A costs from 1995.

         Depreciation and amortization for 1996 totaled $10.1 million and consist principally of the depreciation of the cellular system and the amortization of goodwill acquired in the 1994 acquisition of Unicel. Because the majority of the Current PCS System and the related PCS licenses were either not placed in service until late in the fourth quarter of 1996 or were under construction and thus not yet depreciable, PCS depreciation and amortization totaled only $4.0 million for 1996. These costs were substantially higher in 1997 ($46.5 million) as additional portions of the PCS System were placed in service.

         Net consolidated interest income totaled $3.2 million for 1996 as opposed to net interest expense of $1.7 million in 1995. Net interest income increased primarily as a result of investment of the proceeds from the sale of the Company's Common Stock and the 1996 senior notes offerings. See "Liquidity and Capital Resources." Additionally, $29.0 million of the interest costs related to the 1996 borrowings were capitalized in 1996 during the construction of the PCS System.

         The effective income tax rates for 1996 and 1995 were 6.2% (benefit) and 42.6% (provision), respectively. The decrease between the periods is primarily attributable to the deferred tax asset valuation allowance required as of December 31, 1996 ($16.4 million). The Company has recognized a $1.7 million income tax benefit equal to available carry backs of operating losses to the 1994 and 1995 tax years (during which time income taxes totaling approximately $1.7 million were paid). Management believes it is more likely than not that this tax benefit will be realized. The Company generated a $25.0 million loss from continuing operations during 1996 and incurred significant operating losses during 1997. The tax benefit of these operating losses will not be recognized until it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires significant amounts of capital for funding the operations and expansion of its PCS business. Total capital expenditures, including capital expenditures for information technology and the support of the PCS business, totaled approximately $292 million for 1997. Costs associated with the PCS System buildout include tower sites, leasehold improvements, base station and switch equipment and labor expenses related to construction of sites. The Company currently estimates that capital expenditures will total approximately $230 million in 1998 relating to the initial buildout of the Kentucky/Tennessee PCS System and the continued expansion of its other PCS markets and its cellular system. By the end of 1998, the Company expects to be able to offer PCS services in markets containing approximately 60% of the population within its PCS Markets. Wireless coverage is expected to extend across most metropolitan areas, certain secondary cities and major connecting highway corridors within the PCS Markets. Thereafter, based on customer demand and competitive factors, the Company intends to continue to build out its PCS System to enhance and expand its coverage. The Company anticipates that it will need to raise additional financing in the event it decides to make acquisitions of additional licenses or businesses or expand and enhance the existing PCS coverage in existing PCS Markets.

         In May 1997, the Company sold its cellular operations in the State of Maine to Rural Cellular. On May 1, 1997, Rural Cellular paid $71.8 million in cash and paid $5.4 million into escrow. On November 3, 1997, the $5.4 million was released from escrow to the Company. In addition, Rural Cellular reimbursed the Company approximately $250,000 for capital expenditures made on their behalf prior to the closing of the transaction.

         On June 10, 1997, the Company issued $300 million principal amount of the 1997 Notes in a private placement. In September 1997, the Company exchanged substantially all of the private 1997 Notes for 11.125% Senior Notes due 2007 which were identical in terms to the private 1997 Notes except they were registered under the Securities Act (the private and public notes are collectively referred to as the "1997 Notes"). The Company used $89.6 million of the net proceeds from the offering to purchase and pledge, for the benefit of the holders of the 1997 Notes, certain U.S. government securities in an amount sufficient to provide for the payment in full of the first six scheduled interest payments on the 1997 Notes. The 1997 Notes bear interest at 11.125% per annum and have a scheduled maturity date of June 1, 2007.

         On June 5, 1997, pursuant to separate Stock Purchase Agreements, dated as of May 23, 1997, between the Company and The Huff Alternative Income Fund, L.P. ("Huff") and the Company and SCANA Communications, Inc., a wholly owned subsidiary of SCANA Corporation ("SCANA"), Huff and SCANA purchased 50,000 shares of Series C Convertible Preferred Stock and 50,000 shares of Series D Convertible Preferred Stock (collectively, the "Preferred Stock"), respectively, from the Company in private placements, each for an aggregate purchase price of $22.5 million (the "Preferred Stock Sales"). Each share of Preferred Stock has a liquidation preference over the Common Stock of $450 per share plus declared and unpaid dividends in connection with a liquidation, dissolution or winding up of the Company. The Preferred Stock rank, as to dividends, on parity with the Common Stock. The Series C Preferred Stock and Series D Preferred Stock are redeemable at the option of the Company on June 5, 2002, in whole or in part, on a pro rata basis, at a redemption price of $450 per share plus declared and unpaid dividends. The Series C Preferred Stock and Series D Preferred Stock become convertible on December 5, 1998 and on March 14, 2002, respectively, at the option of the holder, into Common Stock at a conversion price of $12.75, subject to adjustment. The Company intends to use the net proceeds from the sale of the 1997 Notes and the Preferred Stock Sales primarily to partially finance the continued development, construction and operating costs and certain acquisition expenses associated with the PCS System.

         On March 4, 1996, Powertel PCS, Inc., a wholly owned subsidiary of the Company ("Powertel PCS"), entered into the Ericsson Agreement which provides for the purchase of PCS equipment and services and the Equipment Financing Agreement with Ericsson to finance up to $125.0 million of such purchases. On October 31, 1996, March 31, 1997, June 26, 1997 and November 18, 1997, Powertel PCS and Ericsson entered into amendments to the Equipment Financing Agreement, which increased the equipment financing commitment to $165.0 million and amended certain other provisions of the Equipment Financing Agreement. During the fourth quarter of 1997, the $165.0 million commitment under the Equipment Financing Agreement was syndicated to a group of lenders. On December 23, 1997, the Equipment Financing Agreement was amended to increase the financing commitment to $265.0 million. Finally, on February 6, 1998, Powertel PCS and the lenders entered into an amended and restated agreement to incorporate the terms and conditions of the original agreement and the subsequent amendments.

         During the first quarter of 1996, the Company issued 7,124,322 shares of its Common Stock in a public offering, resulting in net proceeds of approximately $110.0 million. The Company also sold 35,747 units, consisting of $357.5 million principal amount at maturity of 12% Senior Discount Notes due 2006 and 1,143,904 Warrants, for approximately $200.0 million gross proceeds. A portion of the net proceeds from these offerings was used to repay all previous outstanding borrowings.

         During the second quarter of 1996, the Company issued $360.0 million principal amount at maturity of 12% Senior Discount Notes due 2006 for approximately $200.0 million gross proceeds. The Company also issued 100,000 shares of Series A Convertible Preferred Stock to Ericsson and 100,000 shares of Series B Convertible Preferred Stock to SCANA for an aggregate purchase price of approximately $150.0 million. The Company used a portion of the net proceeds from the 1996 offerings and preferred stock sales to consummate the acquisition of the Atlanta MTA and to partially finance the development, construction and operating costs of the PCS System.

         Although the Company is currently unable to predict with certainty the amount of expenditures that may be made beyond 1998, the Company expects that it will require additional capital. Sources of additional capital may include vendor financing, cash flow from operations, public and private equity and debt financing and asset dispositions by the Company. The Company may also require additional financing in the event it decides to make acquisitions of additional licenses or businesses. The extent of additional financing required will partially depend on the success of the Company's businesses. The Company currently has no other sources of income or cash flows other than its cellular and PCS operations and the interest income earned from investing its cash and the proceeds of the public and private debt and equity offerings which were completed during 1997 and 1996. There can be no assurance that additional financing will be available to the Company, or if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Indentures, the Equipment Financing

Agreement or any future financing arrangements. The restrictions on additional indebtedness under the Indentures require the Company to satisfy specified leverage ratios in order to incur indebtedness; however, they permit the Company and its subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of inventory or equipment.

         The Company expects to incur significant operating losses and to generate significant negative cash flow from operating activities in the future while it develops and constructs its PCS System and builds a PCS customer base. Cash interest will not be payable on the Company's senior discount notes prior to 2001. Management believes that cash flow from operations may be insufficient to repay the senior discount notes and the 1997 Notes or any additional financing that the Company may obtain in full at maturity and that they may need to be refinanced. There can be no assurance that any such refinancing could be effected successfully or on terms acceptable to the Company.

         During 1997, the Company used net cash of $57.0 million for operating activities, as compared to $15.3 million for 1996. Operating activities for 1997 primarily included $135.2 million of net loss, $41.9 million of gain from the Maine Disposition, $49.3 million of depreciation and amortization, $34.1 million of bond accretion on the senior discount notes and $34.1 million related to changes in assets and liabilities.

         Cash used in investing activities was $248.7 million for 1997, as compared to $489.1 million for the same period of 1996. Investing activities for 1997 included capital expenditures totaling $291.8 million (primarily related to the buildout of the PCS System and support systems), license acquisition costs of $31.3 million and microwave relocation costs of $9.3 million. The Company also purchased $43.7 million of long-term investments to be used for payment of certain interest costs related to the 1997 Notes. These costs were partially offset by proceeds from the Maine Disposition totaling $77.2 million and the liquidation of short-term investments totaling $42.3 million.

         Cash provided from financing activities was $447.2 million for 1997, as compared to $689.2 million for 1996. Financing activities consisted primarily of the net proceeds from the 1997 Notes of $290.6 million, net proceeds from the Preferred Stock Sales of $44.9 million, and additional borrowings of $110.4 million under the Equipment Financing Agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         Effective with the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which required the restatement of all prior period earnings per common share ("EPS") amounts. See note 9 to the consolidated financial statements included elsewhere in this Report for disclosure of restated EPS amounts.

OTHER

         The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g., "97" for 1997). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar activities.

         The Company is currently working to address and resolve this issue with respect to its computerized information systems. The Company is also discussing the Year 2000 issue with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company presently believes that with conversions to new systems and modifications to existing software the Year 2000 issue can be mitigated. The Company is currently utilizing and will continue to utilize internal and external resources to implement, reprogram, or replace and test software and related assets affected by the Year 2000 issue. The Company expects to complete the majority of its efforts in this area by early 1999 leaving adequate time to assess and correct any significant issues that may materialize. However, if such modifications and conversions are not made, or are not timely, or if systems from third parties on which the Company's systems rely will not be converted on time or if such third parties fail to convert or if such conversions are incompatible with the Company's systems, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations.

         Management does not believe that the costs to resolve its Year 2000 issues will be material to the Company. The costs of the project and the timetable in which the Company plans to complete the Year 2000 compliance requirements are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act and the Exchange Act. These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to the intent, belief or expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans, including the Company's ability to obtain financing in the future; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy (including the Company's anticipated network buildout) and operating strategy; (iv) the Company's anticipated capital needs and anticipated capital expenditures; and (v) projected outcomes and effects on the Company of litigation and investigations concerning the Company. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital, risks associated with the selection of the Company's PCS digital protocol and PCS System implementation, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for the Company's products and services to be commensurate with management's expectations or past experience, the impact of present or future laws and regulations on the Company's business, changes in operating expenses or the failure of operating and buildout expenses to be consistent with management's expectations and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-4 (Registration number 333-31399), as declared effective by the SEC on July 31, 1997.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements of the Company, including the Company's consolidated balance sheet as of December 31, 1997 and 1996 and consolidated statements of income, consolidated statements of cash flows and consolidated statements of changes in stockholders' equity for the years ended December 31, 1997, 1996 and 1995, together with the report thereto of Arthur Andersen L.L.P. dated February 6, 1998, and the schedule containing certain supporting information are attached hereto as pages F-1 through F-21.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

         The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the two fiscal years ended December 31, 1997.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the caption "ELECTION OF DIRECTORS" in the Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company (the "1998 Proxy Statement") is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The information contained under the caption "EXECUTIVE COMPENSATION" in the 1998 Proxy Statement is incorporated herein by reference, except for those portions entitled "Compensation/Stock Option Committee Report on Executive Compensation" and "Comparative Company Performance."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the caption "EXECUTIVE COMPENSATION - Beneficial Ownership of Capital Stock" in the 1998 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the caption "ELECTION OF DIRECTORS - Certain Relationships and Related Transactions" in the 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)   FINANCIAL STATEMENTS

         The following financial statements of Powertel, Inc. are filed as a part of this report and are attached hereto as pages F-1 through F-21:

            Report of Independent Public Accountants on Financial Statements

            Consolidated Balance Sheet as of December 31, 1997 and 1996

            Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

            Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

            Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

            Notes to Financial Statements

(A)(2)   FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules of Powertel, Inc. are filed as a part of this report and are attached hereto as pages S-1 through S-2:

            Report of Independent Public Accountants on Schedules

            Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

         All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(A)(3)   EXHIBITS



Exhibit
Number      Exhibit Description
-------     -------------------
2(a)      * Asset Purchase Agreement dated December 23, 1996, by and among
            Rural Cellular Corporation, Unity Cellular Systems, Inc., InterCel
            Licenses, Inc. and InterCel, Inc. (Filed as Exhibit 99.1 to the
            Company's Form 8-K dated December 23, 1996 and incorporated herein by reference.)

2(b)      * Closing Memorandum dated May 1, 1997 by and between Rural Cellular
            Corporation, MRCC, Inc., Unity Cellular Systems, Inc., InterCel
            Licenses, Inc. and InterCel, Inc. (Filed as Exhibit 2.2 to the
            Company's Form 8-K dated May 12, 1997 and incorporated herein by reference.) **

3(a)      * Third Restated Certificate of Incorporation of InterCel, Inc.
            dated June 6, 1996. (Filed as Exhibit 10(yy) to the Company's Form
            10-Q filed for the quarter ended September 30, 1996 (the "1996 Third
            Quarter 10-Q"), and incorporated herein by reference.)


3(b)      * Certificate of Amendment of Restated Certificate of Incorporation
            of InterCel, Inc. dated June 23, 1997. (Filed as Exhibit 10(b) to the Company's Form 8-K filed July 1, 1997, and incorporated herein by reference.)

3(c)      * Restated By-Laws of InterCel, Inc. (Filed as Exhibit 3(b) to
            Registration Statement on Form S-1, File No. 33-72734 (the "1993
            Form S-1"), and incorporated herein by reference.)

4(a)      * Indenture dated as of February 7, 1996 between InterCel, Inc. and
            Bankers Trust Company, as Trustee, relating to the 12% Senior
            Discount Notes Due 2006 of InterCel, Inc. (Filed as Exhibit 4(a) to
            Registration Statement on Form S-1, File No. 33-96218 ("February
            1996 Form S-1"), and incorporated herein by reference.)

4(b)      * Warrant Agreement dated as of February 7, 1996 between InterCel,
            Inc. and Bankers Trust Company, as Warrant Agent. (Filed as Exhibit
            4(b) to the February 1996 Form S-1, and incorporated herein by reference.)
4(c)      * Form of Indenture (including form of Note) between InterCel, Inc.
            and Bankers Trust Company, as Trustee, relating to the 12% Senior
            Discount Notes Due 2006 of InterCel, Inc. (Filed as Exhibit 4(c) to
            Registration Statement on Form S-1, File No. 333-2748 (the "April
            1996 Form S-1"), and incorporated herein by reference.)

4(d)      * Indenture (including form of Note) dated June 10, 1997 between
            InterCel, Inc. and Bankers Trust Company, as Trustee, relating to the 11-1/8% Senior Notes Due 2007 of InterCel, Inc. (Filed as
            Exhibit 4(h) to Registration Statement on Form S-4, File No.
            333-31399 (the "1997 Form S-4"), and incorporated herein by reference.)

4(e)      * Collateral Pledge and Security Agreement dated June 10, 1997 between InterCel, Inc. and Bankers Trust Company, as Trustee. (Filed
            as Exhibit 4(j) to the 1997 Form S-4, and incorporated herein by reference.) **

4(f)      * Certificate of Designations, Powers, Preferences and Relative,
            Participating or Other Rights, and the Qualifications, Limitations
            or Restrictions Thereof, of Series A Convertible Preferred Stock of
            InterCel, Inc. (Filed as Exhibit 10(tt) to the 1996 Third Quarter
            10-Q, and incorporated herein by reference.)

4(g)      * Certificate of Designations, Powers, Preferences and Relative,
            Participating or Other Rights, and the Qualifications, Limitations
            or Restrictions Thereof, of Series B Convertible Preferred Stock of
            InterCel, Inc. (Filed as Exhibit 10(uu) to the 1996 Third Quarter
            10-Q, and incorporated herein by reference.)

4(h)      * Certificate of Amendment to the Certificate of Designations,
            Powers, Preferences and Relative, Participating or Other Rights, and
            the Qualifications, Limitations or Restrictions Thereof, of Series B
            Convertible Preferred Stock of InterCel, Inc. (Filed as Exhibit 4(k)
            to the 1997 Form S-4, and incorporated herein by reference.)

4(i)      * Certificate of Designations, Powers, Preferences and Relative,
            Participating or Other Rights, and the Qualifications, Limitations
            or Restrictions Thereof, of Series C Convertible Preferred Stock of
            InterCel, Inc. (Filed as Exhibit 4(f) to the Company's Form 10-K
            filed for the year ended December 31, 1996 (the "1996 Form 10-K"), and incorporated herein by reference.)

4(j)      * Amended Certificate of Designations, Powers, Preferences and
            Relative, Participating or Other Rights, and the Qualifications,
            Limitations or Restrictions Thereof, of Series C Convertible
            Preferred Stock of InterCel, Inc. (Filed as Exhibit 4(l) to the 1997
            Form S-4, and incorporated herein by reference.)


4(k)      * Certificate of Designations, Powers, Preferences and Relative,
            Participating or Other Rights, and the Qualifications, Limitations
            or Restrictions Thereof, of Series D Convertible Preferred Stock of
            InterCel, Inc. (Filed as Exhibit 4(g) to the 1996 Form 10-K, and
            incorporated herein by reference.)

4(l)      * Amended Certificate of Designations, Powers, Preferences and
            Relative, Participating or Other Rights, and the Qualifications,
            Limitations or Restrictions Thereof, of Series D Convertible
            Preferred Stock of InterCel, Inc. (Filed as Exhibit 4(m) to the 1997
            Form S-4, and incorporated herein by reference.)

10(a)     * Software License Agreement between InterCel, Inc. and Systematics
            Telecommunications Services, Inc. dated July 24, 1992. (Filed as
            Exhibit 10(aa) to the Company's Form 10-KSB filed for the year ended
            December 31, 1992, and incorporated herein by reference

10(b)     * Directors and Officers Insurance and Company Reimbursement Policy.
            (Filed as Exhibit 10(ii) to the 1993 Form S-1, and incorporated herein by reference.)

10(c)     * Form of Indemnity Agreement. (Filed as Exhibit 10(jj) to the 1993
            Form S-1, and incorporated herein by reference.)

10(d)     * InterCel, Inc. 1995 Employee Restricted Stock Plan (as amended on
            November 17, 1995). (Filed as Exhibit 10(e) to the February 1996
            Form S-1, and incorporated herein by reference.)

10(e)     * InterCel, Inc. Amended and Restated 1991 Stock Option Plan. (Filed
            as Appendix A to the Company's Definitive Proxy Statement for the
            1997 Annual Meeting of Shareholders, and incorporated herein by reference.)

10(f)     * InterCel, Inc. Amended Nonemployee Stock Option Plan. (Filed as
            Exhibit 10(q) to the Company's Form 10-K filed for the year ended
            December 31, 1994 (the "1994 Form 10-K"), and incorporated herein by reference.)

10(g)     * Directed Employee Benefit Trust Agreement between The Charles
            Schwab Trust Company and InterCel, Inc. (Filed as Exhibit 10(jjjj)
            to the 1994 Form 10-K, and incorporated herein by reference.)

10(h)     * Second Amendment to InterCel, Inc. Pension Plan dated as of August
            2, 1996. (Filed as Exhibit 10(ss) to the 1996 Third Quarter 10-Q,
            and incorporated herein by reference.)

10(i)     * InterCel, Inc. 401(k) Profit Sharing Plan. (Filed as Exhibit 10(j)
            to the February 1996 Form S-1, and incorporated herein by
            reference.)

10(j)     * Defined Benefit Pension Plan and Trust Adoption Agreement (Unity
            Telephone Company) dated as of January 15, 1984. (Filed as Exhibit
            10(ss) to the 1993 Form S-1, and incorporated herein by reference.)

10(k)     * Defined Benefit Pension Plan (Unity Telephone Company). (Filed as
            Exhibit 10(tt) to the 1993 Form S-1, and incorporated herein by reference.)

10(l)     * Amendment to Unity Telephone Pension Plan dated June 29, 1992.
            (Filed as Exhibit 10(uu) to the 1993 Form S-1, and incorporated herein by reference.)

10(m)     * ITC Holding Company Inc. Employees Pension Plan and Trust (as
            amended on December 15, 1994). (Filed as Exhibit 10(zz) to the
            February 1996 Form S-1, and incorporated herein by reference.)

10(n)     * DMS-MTX Cellular Supply Agreement dated March 29, 1995 between
            InterCel, Inc. and Northern Telecom Inc. (Filed as Exhibit 10(pp) to
            the February 1996 Form S-1, and incorporated herein by reference.)


10(o)     * Amendment No. 1 to DMS-MTX Cellular Supply Agreement between
            InterCel, Inc. and Northern Telecom Inc. dated August 9, 1995.
            (Filed as Exhibit 10(qq) to the February 1996 Form S-1, and
            incorporated herein by reference.)

10(p)     * Information and Network Products and Services Agreement dated June
            16, 1994 between InterCel, Inc. and GTE Telecommunications Service
            Incorporated. (Filed as Exhibit 10(uu) to the February 1996 Form
            S-1, and incorporated herein by reference.)

10(q)     * Credit Agreement dated as of March 4, 1996 among InterCel PCS
            Services, Inc., as Borrower, Ericsson Inc., as Initial Lender, and
            Ericsson Inc. as Agent. (Filed as Exhibit 10(nn) to the April 1996
            Form S-1, and incorporated herein by reference.)

10(r)     * Amendment No. 1 to the Credit Agreement by and among Powertel,
            Inc., as Borrower, Ericsson Inc., as Initial Lender, and Ericsson
            Inc., as Agent, dated as of October 31, 1996. (Filed as Exhibit
            10(ww) to the 1996 Third Quarter 10-Q and incorporated herein by reference.)

10(s)     * Amendment No. 2 to the Credit Agreement by and among Powertel,
            Inc., as Borrower, Ericsson Project Finance A.B., as Lender, and
            Ericsson Inc., as Agent, dated as of March 31, 1997. (Filed as
            Exhibit 10(e) to the 1997 Form S-4, and incorporated herein by reference.)

10(t)     * Amendment No. 3 to the Credit Agreement by and among Powertel PCS,
            Inc., as Borrower, Goldman Sachs Credit Partners L.P., as Lender,
            and Ericsson Inc., as Agent, dated as of June 26, 1997. (Filed as
            Exhibit 10(f) to the 1997 Form S-4, and incorporated herein by reference.)

10(u)       Amendment No. 4 to the Credit Agreement by and among Powertel PCS,
            Inc., as Borrower, Goldman Sachs Credit Partners L.P., as Lender, and Ericsson Inc., as Agent, dated as of November 18, 1997.

10(v)       Amendment No. 5 to the Credit Agreement by and among Powertel PCS,
            Inc., as Borrower, Goldman Sachs Credit Partners L.P., as Lender, and Ericsson Inc., as Agent, dated as of December 23, 1997.

10(w)     * Acquisition Agreement dated as of March 4, 1996 between InterCel
            PCS Services, Inc. and Ericsson Inc. (Filed as Exhibit 10(rr) to the
            April 1996 Form S-1, and incorporated herein by reference.)

10(x)     * Amendment No. 1 to the Acquisition Agreement for Ericsson CMS 40
            Personal Communications Systems dated as of September 2, 1997 between Powertel PCS, Inc. and Ericsson Inc. (Filed as Exhibit 10(j)
            to the Company's Form 10-Q filed for the quarter ended September 30,
            1997, and incorporated herein by reference.)

10(y)     * License Agreement between LHS Communications, Inc. and Powertel,
            Inc. dated August 2, 1996. (Filed as Exhibit 10(vv) to the 1996
            Third Quarter 10-Q, and incorporated herein by reference.)

10(z)     * Agreement between BellSouth Telecommunications, Inc. and InterCel,
            Inc. effective as of April 1, 1997. (Filed as Exhibit 10(pp) to the
            Company's Form 10-Q filed for the quarter ended March 31, 1997 (the
            "1997 First Quarter 10-Q"), and incorporated herein by reference.)**

10(aa)    * Agreement between BellSouth Telecommunications, Inc. and Powertel,
            Inc. effective as of April 1, 1997. (Filed as Exhibit 10(qq) to the
            1997 First Quarter 10-Q, and incorporated herein by reference.)**

10(bb)    * Stock Purchase Agreement dated as of March 14, 1997 between
            InterCel, Inc. and SCANA Communications, Inc. (Filed as Exhibit
            10(pp) to the 1996 Form 10-K, and incorporated herein by reference.)


10(cc)    * Escrow Agreement dated as of March 14, 1997 between InterCel,
            Inc., SCANA Communications, Inc. and Bankers Trust Company, as
            Escrow Agent. (Filed as Exhibit 10(qq) to the 1996 Form 10-K, and
            incorporated herein by reference.)

10(dd)    * Stock Purchase Agreement dated as of March 14, 1997 between
            InterCel, Inc. and The Huff Alternative Income Fund, L.P. (Filed as
            Exhibit 10(rr) to the 1996 Form 10-K, and incorporated herein by reference.)

10(ee)    * Escrow Agreement dated as of March 14, 1997 between InterCel,
            Inc., The Huff Alternative Income Fund, L.P. and Bankers Trust
            Company, as Escrow Agent. (Filed as Exhibit 10(ss) to the 1996 Form
            10-K, and incorporated herein by reference.)

10(ff)    * Termination of Stock Purchase Agreement dated as of April 30, 1997 between InterCel, Inc. and The Huff Alternative Income Fund, L.P.
            (Filed as Exhibit 10(nn) to the 1997 First Quarter 10-Q, and
            incorporated herein by reference.)

10(gg)    * Termination of Stock Purchase Agreement dated as of April 30, 1997 between InterCel, Inc. and SCANA Communications, Inc. (Filed as
            Exhibit 10(oo) to the 1997 First Quarter 10-Q, and incorporated herein by reference.)

10(hh)    * Stock Purchase Agreement dated as of May 23, 1997 between
            InterCel, Inc. and SCANA Communications, Inc. (Filed as Exhibit
            10(c) to the 1997 Form S-4, and incorporated herein by reference.)

10(ii)    * Escrow Agreement dated as of June 5, 1997 between InterCel, Inc.,
            SCANA Communications, Inc. and Bankers Trust Company, as Escrow
            Agent. (Filed as Exhibit 10(d) to the 1997 Form S-4, and
            incorporated herein by reference.)

10(jj)    * Stock Purchase Agreement dated as of May 23, 1997 between
            InterCel, Inc. and The Huff Alternative Income Fund, L.P. (Filed as
            Exhibit 10(a) to the 1997 Form S-4, and incorporated herein by reference.)

10(kk)    * Escrow Agreement dated as of June 5, 1997 between InterCel, Inc.,
            The Huff Alternative Income Fund, L.P. and Bankers Trust Company, as
            Escrow Agent. (Filed as Exhibit 10(b) to the 1997 Form S-4, and
            incorporated herein by reference.)

10(ll)      First Amendment to Interconnection Agreement between InterCel, Inc.
            and BellSouth Telecommunications, Inc. effective as of April 1,
            1997.

10(mm)      First Amendment to Interconnection Agreement between Powertel, Inc.
            and BellSouth Telecommunications, Inc. effective as of April 1,
            1997.

10(nn) Powertel 401(k) Profit Sharing Plan (as amended and restated effective January 1, 1997, and as renamed effective July 1, 1997).

12          Statements regarding Computation of Ratios

21          Subsidiaries of Powertel, Inc.

23          Consent of Arthur Andersen LLP

24          Powers of Attorney for the following individuals: Campbell B.
            Lanier, III, Allen E. Smith, Fred G. Astor, Jr., Donald W. Burton,
            Bert G. Clifford, O. Gene Gabbard, Lawrence M. Gressette, Jr.,
            Maurice P. O'Connor, William H. Scott, III, William B. Timmerman and
            Donald W. Weber (included on signature page hereto)

27       Financial Data Schedule (for SEC use only)

---------------------------------
*     Previously filed.
** The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, as provided in Item 601(b)(2) of Regulation S-K.


(b)   REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                 POWERTEL, INC.

March 24, 1998                   By:/s/ Allen E. Smith
                                    --------------------------------------------
                                 Allen E. Smith
                                 President, Chief Executive Officer and Director


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



                           /s/ Campbell B. Lanier, III
March 24, 1998             ------------------------------------------
                           Campbell B. Lanier, III
                           Chairman of the Board of Directors

                           /s/ Allen E. Smith
March 24, 1998             ------------------------------------------
                           Allen E. Smith
                           Chief Executive Officer, President and Director
                           (principal executive officer)

                           /s/ Fred G. Astor, Jr.
March 24, 1998             ------------------------------------------
                           Fred G. Astor, Jr.
                           Chief Financial Officer and Executive Vice President
                           (principal financial and accounting officer)

                           /s/ Donald W. Burton
March 24, 1998             ------------------------------------------
                           Donald W. Burton
                           Director

                           /s/ Bert G. Clifford
March 24, 1998             ------------------------------------------
                           Bert G. Clifford
                           Director

                                      /s/ O. Gene Gabbard
March 24, 1998                        ------------------------------------------
                                      O. Gene Gabbard
                                      Director


                                      ------------------------------------------
                                      Lawrence M. Gressette, Jr.
                                      Director


                                      ------------------------------------------
                                      Maurice P. O'Connor
                                      Director

March 24, 1998                        /s/ William H. Scott, III
                                      ------------------------------------------
                                      William H. Scott, III
                                      Director

                                      /s/ William B. Timmerman
March 24, 1998                        ------------------------------------------
                                      William B. Timmerman
                                      Director

                                      /s/ Donald W. Weber
March 24, 1998                        ------------------------------------------
                                      Donald W. Weber
                                      Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants..............................  F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996..........  F-3

Consolidated Statements of Operations for the Years Ended
         December 31, 1997, 1996 and 1995.............................  F-4

Consolidated Statements of Changes in Stockholders' Equity
         for the Years Ended December 31, 1997, 1996 and 1995.........  F-5

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995.............................  F-6

Notes to Consolidated Financial Statements............................  F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Powertel, Inc.:

         We have audited the accompanying consolidated balance sheets of POWERTEL, INC. (a Delaware corporation) as of December 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powertel, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

         As more fully discussed in Note 2 of Notes to Consolidated Financial Statements, effective January 1, 1996, the Company changed its method of accounting for promotional costs.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 6, 1998

                                 POWERTEL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                       DECEMBER 31,
                                                                                 ------------------------
                                                         ASSETS                     1997           1996
                                                                                 -----------    ---------
                                                                                  (DOLLARS IN THOUSANDS)

CURRENT ASSETS:

  Cash and Cash Equivalents                                                      $   326,954    $ 185,525
  Restricted Cash for Payment of Interest (Note 2)                                    33,375            0
  Short-term Investments                                                                   0       75,659
  Accounts Receivable, net of allowance for doubtful accounts of
     $1,768 and $217 in 1997 and 1996, respectively                                   34,549        8,228
  Inventories (Note 2)                                                                 3,975        7,805
  Prepaid Expenses and Other                                                           6,631       12,642
                                                                                 -----------    ---------
                                                                                     405,484      289,859
                                                                                 -----------    ---------
PROPERTY AND EQUIPMENT, AT COST (Note 2):

  Land                                                                                   907        1,222
  Building and Towers                                                                244,095       81,901
  Equipment                                                                          247,432       74,419
  Furniture and Fixtures                                                               5,296        4,572
  Assets Under Construction                                                           43,719       99,137
                                                                                 -----------    ---------
                                                                                     541,449      261,251
  Less Accumulated Depreciation                                                      (49,699)      (9,982)
                                                                                 -----------    ---------
                                                                                     491,750      251,269
                                                                                 -----------    ---------
OTHER ASSETS:

  Licenses, net of accumulated amortization of $7,032 and $813 at
     December 31, 1997 and 1996, respectively                                        416,252      365,964
  Restricted Cash for Payment of Interest (Note 2)                                    43,710            0
  Deferred Charges and Other, net of accumulated amortization of $3,294
     and $1,569 at December 31, 1997 and 1996, respectively                           21,396       17,355
  Goodwill, net of accumulated amortization of $2,058 at
     December 31, 1996                                                                     0       22,670
                                                                                 -----------    ---------
                                                                                     481,358      405,989
                                                                                 -----------    ---------
                                                                                 $ 1,378,592    $ 947,117
                                                                                 ===========    =========
                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts Payable - Trade                                                       $    46,133    $   7,723
  Accrued Construction Costs                                                          23,092       15,214
  Accrued Other                                                                       13,796        5,494
  Accrued Taxes Other Than Income                                                      6,056        3,609
  Advance Billings and Customer Deposits                                               2,429        1,352
  Current Portion of Long-Term Obligations (Note 5)                                      256          118
                                                                                 -----------    ---------
                                                                                      91,762       33,510
                                                                                 -----------    ---------
LONG-TERM OBLIGATIONS (Note 5):

  12% Senior Discount Notes due February 2006                                        244,014      216,465
  12% Senior Discount Notes due May 2006                                             244,344      217,345
  11.125% Senior Notes due June 2007                                                 300,000            0
  Credit Agreement                                                                   179,961       69,514
  Other                                                                                  695          741
                                                                                 -----------    ---------
                                                                                     969,014      504,065
                                                                                 -----------    ---------

MINORITY INTEREST IN SUBSIDIARY (Note 2)                                                   0        2,535
                                                                                 -----------    ---------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 6):
  Series A Convertible Preferred Stock; $.01 Par Value; 100,000 Shares
    Issued and Outstanding at December 31, 1997 and 1996                                   1            1
  Series B Convertible Preferred Stock; $.01 Par Value; 100,000 Shares
   Issued and Outstanding at December 31, 1997 and 1996                                    1            1
  Series C Convertible Preferred Stock; $.01 Par Value; 50,000 Shares
   Issued and Outstanding at December 31, 1997                                             1            0
  Series D Convertible Preferred Stock; $.01 Par Value; 50,000 Shares
   Issued and Outstanding at December 31, 1997                                             1            0
  Common Stock; $.01 Par Value; 55,000,000 Shares Authorized,
     27,017,143 and 26,863,643 Issued and Outstanding in 1997 and
    1996, respectively                                                                   270          269
  Paid-In Capital                                                                    477,109      430,053
  Accumulated Deficit                                                               (157,934)     (22,766)
  Deferred Compensation                                                               (1,288)        (206)
  Treasury Stock at cost - 52,483 shares at December 31, 1997 and 1996                  (345)        (345)
                                                                                 -----------    ---------
                                                                                     317,816      407,007
                                                                                 -----------    ---------
                                                                                 $ 1,378,592    $ 947,117
                                                                                 ===========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     YEARS ENDED DECEMBER 31,
                                                -----------------------------------
                                                 1997         1996         1995
                                               ----------   ---------   ----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES AND SALES (Note 2):
Monthly Access Revenue                         $  36,473    $ 15,055    $ 12,244
Airtime Revenue                                   10,632       6,197       4,938
Roaming Revenue                                    4,335       6,680       5,541
Toll Revenue                                       6,369       2,675       2,026
Installation and Connection Revenue                2,308         683         394
Other Revenue                                      2,628         585         241
                                               ---------    --------    --------
       Total Service Revenues                     62,745      31,875      25,384
Equipment Sales                                   16,171       7,250       3,928
                                               ---------    --------    --------
       Total Revenues and Sales                   78,916      39,125      29,312
                                               ---------    --------    --------

OPERATING EXPENSES:
Cost of Services                                  28,277       5,811       2,394
Cost of Equipment Sold                            45,318      11,653       3,127
Operations                                        23,989       9,927       3,596
Selling and Marketing                             41,409      13,301       4,280
General and Administrative                        25,742      16,963       4,218
Depreciation                                      42,747       5,887       2,741
Amortization                                       6,535       4,214       2,360
                                               ---------    --------    --------
       Total Operating Expenses                  214,017      67,756      22,716
                                               ---------    --------    --------
OPERATING (LOSS) INCOME                         (135,101)    (28,631)      6,596
                                               ---------    --------    --------
OTHER (INCOME) EXPENSE:
Interest (Income) Expense, Net                    42,564      (3,175)      1,657
Gain on Sale of Subsidiary                       (41,912)          0           0
Miscellaneous (Income) Expense                      (585)      1,226        (295)
                                               ---------    --------    --------
       Total Other (Income) Expense                   67      (1,949)      1,362
                                               ---------    --------    --------
(LOSS) INCOME BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                       (135,168)    (26,682)      5,234

INCOME TAX (BENEFIT) PROVISION                         0      (1,654)      2,230
                                               ---------    --------    --------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING PRINCIPLE          (135,168)    (25,028)      3,004

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                              0      (2,583)          0
                                               ---------    --------    --------
NET (LOSS) INCOME                              $(135,168)   $(27,611)   $  3,004
                                               =========    ========    ========
PER SHARE DATA (Note 9):
BASIC (LOSS) INCOME BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING PRINCIPLE         $(   5.04)   $(  1.00)   $   0.30

BASIC CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                              0       (0.10)          0
                                               ---------    --------    --------
BASIC (LOSS) INCOME PER COMMON SHARE           $(   5.04)   $(  1.10)   $   0.30
                                               =========    ========    ========
DILUTED (LOSS) INCOME PER COMMON SHARE         $(   5.04)   $(  1.10)   $   0.29
                                               =========    ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                      COMMON CONVERTIBLE
                                                      STOCK   PREFERRED           RETAINED                              TOTAL
                                                    $.01 PAR STOCK $.01  PAID-IN  EARNINGS    DEFERRED      TREASURY STOCKHOLDERS'
                                                      VALUE  PAR VALUE   CAPITAL  (DEFICIT) COMPENSATION      STOCK     EQUITY
                                                    -------- ----------  -------  --------- ------------    -------- ------------
                                                                                 (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1994                            $ 99     $0        $ 31,774 $   1,841   $     0         $(340)     $  33,374
Issuance of Common Stock Under
       Stock Options                                     1      0             171         0         0             0            172
Issuance of Common Stock Under
       Restricted Stock Agreement                        0      0             495         0      (495)            0              0
Amortization of Deferred
       Compensation                                      0      0               0         0       124             0            124
Net Income                                               0      0               0     3,004         0             0          3,004
                                                      ----     --        -------- ---------   -------         -----      ---------
BALANCE, DECEMBER 31, 1995                             100      0          32,440     4,845      (371)         (340)        36,674
Issuance of Common Stock Under
       Stock Options                                     1      0             181         0         0             0            182
Issuance of Common Stock, in Connection
       with Powertel Business Combination (Note 3)      97      0         129,943         0         0             0        130,040
Issuance of Common Stock, Net of
       Issuance Expenses (Note 6)                       71      0         109,919         0         0             0        109,990
Issuance of Warrants (Note 5)                            0      0           6,092         0         0             0          6,092
Issuance of Series A Convertible
       Preferred Stock, Net of Issuance
       Expenses (Note 6)                                 0      1          75,739         0         0             0         75,740
Issuance of Series B Convertible
       Preferred Stock, Net of Issuance
       Expenses (Note 6)                                 0      1          75,739         0         0             0         75,740
Purchase of Treasury Shares                              0      0               0         0         0            (5)            (5)
Amortization of Deferred
       Compensation                                      0      0               0         0       165             0            165
Net Loss                                                 0      0               0   (27,611)        0             0        (27,611)
                                                      ----     --        -------- ---------   -------         -----      ---------
BALANCE, DECEMBER 31, 1996                             269      2         430,053   (22,766)     (206)         (345)       407,007
Issuance of Common Stock Under
       Stock Options                                     1      0             711         0         0             0            712
Issuance of Common Stock Under
       Restricted Stock Agreement (Note 7)               0      0           1,455         0    (1,455)            0              0
Issuance of Series C Convertible
       Preferred Stock, Net of Issuance
       Expenses (Note 6)                                 0      1          22,445         0         0             0         22,446
Issuance of Series D Convertible
       Preferred Stock, Net of Issuance
       Expenses (Note 6)                                 0      1          22,445         0         0             0         22,446
Amortization of Deferred
       Compensation                                      0      0               0         0       373             0            373
Net Loss                                                 0      0               0  (135,168)        0             0       (135,168)
                                                      ----     --        -------- ---------   -------         -----      ---------
BALANCE, DECEMBER 31, 1997                            $270     $4        $477,109 $(157,934)  $(1,288)        $(345)     $ 317,816
                                                      ====     ==        ======== =========   =======         =====      =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                POWERTEL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------------
                                                                                       1997          1996        1995
                                                                                     ---------    ----------   --------
                                                                                            (DOLLARS IN THOUSANDS)
CASH FLOWS (USED IN) PROVIDED FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                                    $(135,168)   $ (27,611)   $  3,004
       Adjustments to Reconcile Net (Loss) Income to Net Cash
              (Used in) Provided From Operating Activities --
       Gain on Sale of Subsidiary, Net                                                 (41,912)           0           0
       Cumulative Effect of Change in Accounting Principle                                   0        2,583           0
       Bond Accretion                                                                   34,061       12,089           0
       Amortization of Offering Costs of Notes                                           2,039        1,251           0
       Depreciation and Amortization                                                    49,282       10,101       5,101
       Other, Net                                                                          526         (275)        127
       Changes in Assets and Liabilities:
            Increase in Accounts Receivable                                            (28,596)      (3,975)     (1,133)
            (Increase) Decrease in Inventories                                           3,393       (6,974)       (187)
            (Increase) Decrease in Other Assets                                          8,613      (14,077)     (3,050)
            Increase in Accounts Payable, Accrued Expenses
                 and Other Current Liabilities                                          50,732       11,633       1,778
                                                                                     ---------    ---------    --------
       Net Cash (Used in) Provided From Operating Activities                           (57,030)     (15,255)      5,640
                                                                                     ---------    ---------    --------

CASH FLOWS (USED IN) PROVIDED FROM INVESTING ACTIVITIES:
       Capital Expenditures                                                           (291,849)    (233,551)     (7,661)
       Proceeds From Sale of Subsidiary                                                 77,204            0           0
       (Purchase) Liquidation of Short-Term Investments, Net                            42,284      (75,659)          0
       (Purchase) Liquidation of Long-Term Investments                                 (43,710)           0           0
       Payment for FCC Licenses                                                        (31,251)    (195,242)          0
       Microwave Relocation                                                             (9,266)     (15,199)          0
       Increase in Accrued Construction Costs                                            7,878       15,214           0
       Cash Acquired in Powertel Business Combination                                        0       15,353           0
       Investment in Powertel                                                                0            0     (16,975)
       Investment in RTFC Subordinated Capital Certificates                                  0            0       1,841
                                                                                     ---------    ---------    --------
            Net Cash Used In Investing Activities                                     (248,710)    (489,084)    (22,795)
                                                                                     ---------    ---------    --------

CASH FLOWS (USED IN) PROVIDED FROM FINANCING ACTIVITIES:
       Proceeds From Issuance of 11.125% Senior Notes due June 2007                    290,637            0           0
       Proceeds From Sale of Preferred Stock, Net of Offering Expenses                  44,892      151,480           0
       Borrowings Under Credit Agreement                                               110,447       69,514           0
       Proceeds From Sale of Common Stock, Net of Offering Expenses                          0      109,990           0
       Proceeds From Issuance of 12% Senior Discount Notes due February 2006                 0      192,150           0
       Proceeds From Issuance of 12% Senior Discount Notes due May 2006                      0      193,152           0
       Other, net                                                                        1,193      (27,052)     17,278
                                                                                     ---------    ---------    --------
            Net Cash Provided From Financing Activities                                447,169      689,234      17,278
                                                                                     ---------    ---------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              141,429      184,895         123
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         185,525          630         507
                                                                                     ---------    ---------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $ 326,954    $ 185,525    $    630
                                                                                     =========    =========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash Paid During the Year for Interest, Net of Amounts Capitalized            $  24,453    $   2,005    $  1,296
       Cash Paid During the Year for Income Taxes                                          213          103       1,557
       Net Book Value of Assets Sold in Unicel Disposition                              35,292            0           0
       Noncash Investing and Financing Activities:
            Total Capitalized Interest                                                  22,093       29,039           0
            Fair Value of Assets Acquired in Powertel Business Combination                   0      130,041           0
            Fair Value of Common Stock Purchased                                             0           (5)          0

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


1.       ORGANIZATION AND NATURE OF BUSINESS

         Powertel, Inc. (the "Company") was incorporated in Delaware in April 1991 under the name InterCel, Inc. In June 1997, the Company formally changed its name to Powertel, Inc. The Company provides personal communication services ("PCS") in the southeastern United States under the name "Powertel" and cellular telephone service in contiguous portions of eastern Alabama and western Georgia under the name "Intercel." Prior to May 1, 1997, the Company provided cellular telephone service in the State of Maine under the name "Unicel" (Note 4).

         The Company's PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.3 million people (according to industry publications) in the Major Trading Areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama; and in 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee. The Company first introduced its PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, has launched its PCS services in a total of 24 markets in the Southeast. The Company intends to continue to rapidly build out its PCS network and to launch its PCS services. The Company's cellular telephone service area has a population of approximately 296,000 people (according to the 1990 U.S. Census) and covers approximately 100 miles of Interstate Highway 85 and 40 miles of Interstate Highway 185 in the Alabama/Georgia market.

         The Company previously had a 13.396% ownership interest in Powertel PCS Partners, L.P. ("Powertel PCS Partners"), a partnership formed to pursue licenses in the Federal Communication Commission's PCS auction. On February 7, 1996, pursuant to a Business Combination Agreement dated August 23, 1995, among the Company, Powertel PCS Partners, and the owners of Powertel PCS Partners, such owners (other than the Company) exchanged their ownership interests in Powertel PCS Partners for an aggregate of 9,686,410 shares of the Company's Common Stock in a private placement (Note 3).

         While there are numerous wireless telephone systems operating in the United States and other countries, the wireless telecommunications industry has only a limited operating history. Achieving profitable PCS operations will require successfully competing with other PCS providers in all of its markets, as well as with both existing and future wireless providers. In addition, successful PCS operations will require the development of products that are at least as commercially effective as its wireless competitors. Any failure to anticipate and respond to changes to technology and customer wants could have an adverse effect on the PCS business.

         Management expects to incur significant operating losses and to generate significant negative cash flows in future periods while it develops and expands its PCS system and builds a PCS customer base. Management believes it has adequate resources to fund these losses and negative cash flows during the initial years of the PCS system buildout and operation or that additional sources of funds are available via public and private debt and equity placements or additional lines of credit. If such sources are needed but not available, management will have to alter its current buildout and operating plans.

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

         Although the Company attempts to maintain multiple vendors for each required product, its inventory and equipment, which are important components of its operations, are each currently acquired from less than five sources. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it builds out its network infrastructure and sells services and equipment, then delays and increased costs in the expansion of the Company's network infrastructure or losses of potential customers could result, which would affect operating results adversely.

         Presentation

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         Cash and Cash Equivalents

         Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

         Restricted Cash

         Restricted cash consists of certain U.S. government securities with varying maturities which have been purchased and pledged, for the benefit of the holders of the 11.125% Senior Notes due June 2007, to provide for the payment of the first six scheduled interest payments on such Notes (Note 5).

         Credit Risk

         The Company's accounts receivable potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of customers' accounts receivable. The Company also bills certain services to customers in advance and has the ability to terminate access on delinquent accounts. Management believes these factors, as well as the large and geographically diverse number of customers comprising the customer base, mitigate the risk of loss and the concentration of credit risk.

         The carrying amount of the Company's receivables approximates their fair value.

         Inventories

         The Company maintains inventories for resale of wireless handsets and accessory parts (i.e., antennae, batteries, cable, etc.). Inventory is valued at the lower of average cost (which approximates first-in, first-out) or market and is recorded net of a reserve for obsolescence of $1.2 million and $0.1 million at December 31, 1997 and 1996, respectively.

         Investments

         Investments having maturities of more than three months, but less than one year, are categorized as held-to-maturity. Accordingly, they are carried at cost, without recognition of gains or losses deemed to be temporary, because the Company has both the intent and ability to hold these investments to maturity. At December 31, 1996, the fair value of these investments approximated cost.

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

         The Company capitalizes interest incurred on borrowings related to assets under construction. Of the cumulative aggregate capitalized interest of $51.1 million, $11.3 was attributed to property, plant and equipment, of which $.8 million is included in assets under construction at December 31, 1997.

         Licenses

         Licenses consist of costs incurred to acquire PCS licenses, including capitalized interest of $16.1 million and $23.7 million during 1997 and 1996, respectively, and certain microwave relocation costs. Licenses are stated at cost less accumulated amortization and are being amortized using the straight-line method over 40 years.

         Deferred Charges and Other

         Deferred Charges and Other, which consist primarily of costs related to the offerings of the Company's senior notes and senior discount notes (Note 5), are being amortized over the 10-year lives of the related notes.

         During the years ended December 31, 1997 and 1996, the Company amortized $2.0 million and $1.3 million, respectively, related to these deferred offering costs.

         The Company offers certain promotional programs under which a cellular customer can receive either a free cellular telephone, a substantial discount toward a cellular telephone, or a credit toward future monthly service in return for signing a noncancelable cellular telephone service agreement for a term of one to three years. Should a customer cancel service prior to expiration of the service agreement or be disconnected for nonpayment, the customer becomes liable to the Company for the full original credit issued under this program. It is the Company's policy to establish a full reserve for receivables that arise as a result of such cancellations.

         The Company had deferred costs associated with these programs and amortized such costs over the specific terms of the contracts. Effective January 1, 1996, the Company changed its method of accounting for these deferred promotional costs to immediate expensing as incurred to better align itself with industry practice and to correspond with its treatment of similar promotional costs for PCS. The cumulative effect of this change in accounting principle was to increase the net loss for the year ended December 31, 1996 by $2.6 million, or $(0.10) per share.

         Goodwill

         In conjunction with the 1994 acquisition of Unity Cellular Systems, Inc., the Company recorded goodwill of $24.7 million due to the purchase price exceeding the value of the net assets acquired. Goodwill was stated at cost less accumulated amortization and amortized using the straight-line method over 40 years. The unamortized portion of goodwill was included in the assets sold in the Unicel Disposition (Note 4).

         Impairment of Long-Lived Assets

         The Company periodically reviews the value assigned to long-lived assets, including property, goodwill, deferred charges and licenses, to determine if any impairments are other than temporary. Management believes the long-lived assets in the accompanying balance sheets are appropriately valued.

         Minority Interest

         Minority Interest, which represented the 49% ownership interest in the Northern Maine Cellular Partnership, was sold as part of the Unicel Disposition (Note 4).

         Stock-Based Compensation Plans

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective in 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (Note 7) for all options granted subsequent to January 1, 1995. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

         Revenue Recognition

         The Company earns revenues by providing PCS and cellular service to both local subscribers and subscribers of other PCS and cellular carriers traveling ("roaming") through the Company's service area, as well as from sales of PCS and cellular equipment. Service revenue from local subscribers consists of the base monthly service fee and airtime revenue. Generally, base monthly service fees are billed one month in advance, but are recognized when earned. Airtime revenues are recognized when service is provided. Roamer revenues consist of the airtime fees charged to the subscribers of other PCS and cellular carriers for use of the Company's PCS and cellular network while traveling in the Company's service area. Roamer revenues are recognized when the service is rendered.

         Long-distance revenues ("toll revenues") are charged to both local and roamer users and are recognized when service is provided. Equipment sales are recognized upon delivery of the equipment to the customer. Installation charges and connection fees and other revenues, which consist of optional vertical service features and interconnection fees charged to local exchange carriers, are recognized when earned.

3.       POWERTEL BUSINESS COMBINATION AND ATLANTA PCS LICENSE ACQUISITION

         On February 7, 1996, pursuant to a Business Combination Agreement dated August 23, 1995, among the Company, Powertel PCS Partners, and the owners of Powertel PCS Partners, such owners (other than the Company) exchanged their ownership interests in Powertel PCS Partners for an aggregate of 9,686,410 shares of the Company's Common Stock in a private placement. The combination was recorded under the purchase method of accounting; accordingly, the results of operations for the period from February 7, 1996 are included in the accompanying consolidated financial statements. The purchase price of $130.0 million was allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition, as determined by an independent appraisal, and is summarized as follows (in millions):


                        Licenses                           $113.4
                        Cash                                 15.4
                        Other, net                            1.2
                                                           ------
                          Total                            $130.0
                                                           ======

         On June 28, 1996, pursuant to an asset purchase agreement, dated as of March 5, 1996, between InterCel Atlanta Licenses, Inc. (since renamed Powertel Atlanta Licenses, Inc.), a wholly-owned subsidiary of the Company, and GTE Mobilnet Incorporated, the Company purchased GTE Mobilnet Incorporated's license to provide PCS in the Atlanta MTA for approximately $195.2 million.

         The following unaudited pro forma condensed statements of operations (in millions, except per share data) assume the combination and acquisition of the Atlanta MTA license occurred at the beginning of each period presented. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.

                                                      1996                 1995
                                                    ------               ------
              Revenues                              $ 39.1               $ 29.3
              Net (Loss) Income                      (27.8)                 2.1
              Net (Loss) Income per Share           $(1.04)              $ 0.06

4.       ASSET DISPOSITION

         On May 1, 1997, pursuant to an Asset Purchase Agreement, dated as of December 23, 1996, Unity Cellular Systems, Inc. (the "Seller") and InterCel Licenses, Inc. (the "Licensee"), each a wholly owned subsidiary of the Company, sold and assigned (the "Unicel Disposition") to MRCC, Inc., a wholly owned subsidiary of Rural Cellular Corporation ("Rural Cellular"), (i) substantially all the assets and rights of the Seller, including Seller's 51% general partnership interest in the Northern Maine Cellular Partnership; and (ii) the FCC licenses held by Licensee to provide cellular and microwave service in the Bangor, Maine MSA and Maine RSA3 and to provide microwave service in Maine RSA2. On the closing date, MRCC, Inc. paid the Seller $71.8 million in cash and paid $5.4 million into escrow. This transaction resulted in a $41.9 million gain to the Company. On November 3, 1997, the $5.4 million was released from escrow to the Company. The following unaudited pro forma condensed consolidated statements of operations (in millions, except per share data) assume the sale occurred at the beginning of each period presented. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.

                                                             Years Ended December 31,
                                                ------------------------------------------------
                                                      1997             1996           1995
                                                ---------------  ---------------  --------------
Revenues and Sales                                  $  74.0           $ 23.0           $ 15.3
Net (Loss) Income (Excluding Gain on Sale)           (177.6)           (27.4)             2.1
Basic Net (Loss) Income per Share                   $ (6.63)          $ 1.09)          $ 0.22
Diluted Net (Loss) Income per Share                   (6.63)           (1.06)            0.21


5.       LONG-TERM OBLIGATIONS

         On June 10, 1997, the Company issued $300 million principal amount of 11.125% Senior Notes due June 2007 in a private offering. In September 1997, the Company exchanged substantially all of the private notes for 11.125% Senior Notes due June 2007 which were identical in terms to the Private Notes except that the new notes were registered under the Securities Act of 1933, as amended (the private notes and the registered notes are collectively referred to as the "June Notes"). The net proceeds were used to partially finance the development, construction and operating costs associated with the Company's PCS system and the completion of the digital upgrade of the Company's cellular system. The June Notes may be redeemed at any time on or after June 1, 2002, at the option of the Company, at 105.5626% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, on and after June 1, 2004. In addition, at any time prior to June 1, 2000, up to 35% of the aggregate principal amount of the June Notes may be redeemed from the proceeds of one or more public equity offerings at 111.125% of their principal amount, provided that after any such redemption at least $195.0 million aggregate principal amount of the June Notes remains outstanding.

         Interest on the June Notes is payable semiannually in cash on June 1 and December 1 of each year, commencing December 1, 1997.

         The Company used $89.6 million of the proceeds from the June Notes to purchase and pledge, for the benefit of the holders of the June Notes, certain U.S. government securities to provide for the payment of the first six scheduled interest payments on the June Notes. The remaining unpaid portion of such amounts are classified as "Restricted Cash for Payment of Interest" in the accompanying balance sheets (Note 2).

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

         On February 1, 1996, the Company issued 35,747 units consisting of $357 million principal amount at maturity of the Company's 12% Senior Discount Notes due 2006 (the "February Notes") and 1,143,904 warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $18.15 per share (Note 6), subject to adjustment (the "Unit Offering"), for approximately $200 million gross proceeds. The net proceeds were used to repay all outstanding borrowings under previous lending arrangements, as well as to partially finance the buildout and operating costs of the PCS system for the Birmingham, Jacksonville and Memphis MTAs. The February Notes may be redeemed at any time on or after February 1, 2001, at the option of the Company, at 106% of their principal amount at maturity, plus accrued interest, declining to 100% of their principal amount at maturity, plus accrued interest on and after February 1, 2003. In addition, at any time prior to February 1, 1999, up to 25% of the aggregate principal amount at maturity of the February Notes may be redeemed from the proceeds of one or more public equity offerings at 112% of their accreted value on the redemption date, provided that after any such redemption at least $268.1 million aggregate principal amount at maturity of the February Notes remain outstanding.

         The February Notes will fully accrete to face value on February 1, 2001, at which time they will bear interest, payable in cash, at a rate of 12% per annum on each February 1 and August 1, commencing August 1, 2001.

         Unamortized original issue discount on the February Notes and April Notes is being amortized using effective interest rates of 12.35% and 12%, respectively. During 1997 and 1996, total accretion of the original issue discount was $54.5 million and $39.6 million, respectively, of which $20.4 million and $27.5 million, respectively, was capitalized and $34.1 million and $12.1 million, respectively, is included in interest (income) expense in the accompanying consolidated statements of operations.

         On March 4, 1996, the Company entered into a $125 million credit agreement (the " Credit Agreement") with Ericsson Inc. regarding the purchase of and vendor financing for PCS equipment and services. On October 31, 1996, March 31, 1997, June 26, 1997 and November 18, 1997, Powertel and Ericsson entered into amendments to the Credit Agreement, which increased the equipment financing commitment to $165 million and amended certain other provisions of the Credit Agreement. During the fourth quarter of 1997, the $165 million commitment under the Credit Agreement was syndicated to a group of lenders. On December 23, 1997, Powertel and Ericsson amended the Credit Agreement to increase the financing commitment to $265 million. On February 6, 1998, Powertel and Ericsson entered into an amended and restated Credit Agreement to incorporate the terms and conditions of the original agreement and the subsequent amendments.

         Under the terms of the Credit Agreement, advances are made as requested by the Company to finance purchases from Ericsson pursuant to the terms of the related Equipment Purchase Agreement (Note 10). The aggregate amount of the advances made in each calendar year will be repaid in twenty equal quarterly installments, commencing on the last day of the first calendar quarter to occur three years after the end of the calendar year in which the advances were made and continuing for a period of five years thereafter, with the last installment in an amount necessary to repay in full the remaining unpaid principal amount of all the cumulative advances.

         The interest rate under the Credit Agreement is based on the applicable Eurodollar Rate plus 3% (8.9375% at December 31, 1997) but can be converted to a fluctuating interest rate per annum based on the higher of Citibank N.A.'s base rate or .5% above the Federal Funds Rate, plus 1%, at the discretion of the lender. Interest on the unpaid principal amount of each advance is payable in arrears on the last day of each calendar quarter.

         The Credit Agreement is secured by all the equipment purchased with the proceeds therefrom, subject to the terms of the Equipment Purchase Agreement, as well as a pledge of the stock of the Company's subsidiaries that hold the PCS licenses.

         The Company previously maintained revolving lending arrangements with its former parent, ITC Holding Company, Inc. ("ITC"), and with the National Bank for Cooperatives. All borrowings under these lending arrangements were repaid in connection with the Powertel business combination (Note 3) with proceeds from the 1996 common stock offering and unit offering.

         Scheduled maturities of long-term obligations are as follows (in millions):


                                 1998                     $   0.3
                                 1999                         0.3
                                 2000                        13.2
                                 2001                        33.1
                                 2002                        36.0
                                 Thereafter                  86.4
                                                          -------
                                      Total               $ 969.3
                                                          =======

         The indentures relating to the June Notes, February Notes and April Notes (the "Indentures") and Credit Agreement contain certain restrictive covenants, and any additional financing agreements may contain additional restrictive covenants. The restrictions contained in the Indentures and the Credit Agreement will affect, and in some cases will significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, create liens, sell assets and engage in mergers and consolidations. If the Company fails to comply with the restrictive covenants in the Indentures, the Company's obligation to repay the Notes may be accelerated. However, the limitations set forth in the Indentures are subject to a number of important qualifications and exceptions. In particular, while the Indentures restrict the Company's ability to incur additional indebtedness by requiring compliance with specified leverage ratios, they permit the Company and its subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of inventory or equipment and up to $25 million of additional indebtedness under one or more revolving credit or working capital facilities and in each case to secure such indebtedness. In addition to the restrictive covenants described above, the Credit Agreement requires the Company to maintain certain financial ratios. The failure of the Company and its subsidiaries to maintain such ratios would constitute events of default under the Credit Agreement, notwithstanding the ability of the Company to meet its debt service obligations. An event of default under the Credit Agreement would allow the lenders thereunder to accelerate the maturity of such indebtedness. In such event, a significant portion of the Company's other indebtedness (including the June Notes, April Notes and February Notes) may become immediately due and payable.

6.       STOCKHOLDERS' EQUITY

         On June 5, 1997, pursuant to a Stock Purchase Agreement, dated as of May 23, 1997, between the Company and The Huff Alternative Income Fund, L.P. ("Huff"), the Company issued to Huff 50,000 shares of nonvoting Series C Convertible Preferred Stock for an aggregate purchase price of $22.5 million. Also, on June 5, 1997, pursuant to a Stock Purchase Agreement, dated as of May 23, 1997, between the Company and SCANA Communications, Inc. ("SCANA"), the Company issued to SCANA 50,000 shares of nonvoting Series D Convertible Preferred Stock for an aggregate purchase price of $22.5 million. Both series are convertible, at the option of the holder, at a rate of 35.29 shares of the Company's Common Stock per share of Preferred Stock. The Series C Convertible Preferred Stock is convertible any time subsequent to December 5, 1998 and the Series D Convertible Preferred Stock is convertible any time subsequent to March 14, 2002. Both series are redeemable, at the option of the Company, in whole or in part, on a pro rata basis, at a redemption price of $450 per share plus declared and unpaid dividends, anytime subsequent to June 5, 2002. Both series have a liquidation preference of $450 per share plus unpaid dividends in the event of a liquidation, dissolution or winding up of the Company.

         In February 1996, the Company issued 7,124,322 shares of common stock in a public offering at $16.50 per share. The net proceeds of the offering after underwriting discount and offering expenses were approximately $110 million. The Company used the proceeds of the offering to partially finance the buildout and operating costs of the PCS system and to retire certain indebtedness.

         In February 1996, in connection with the Unit Offering (Note 5), the Company issued 1,143,904 warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $18.15 per share. The warrants may be exercised at any time on or after August 1, 1996 and prior to February 1, 2006, after which any unexercised warrants will expire. Through December 31, 1997 no warrants had been exercised.

         In February 1996, the Company issued 9,686,410 shares of common stock at $13.42 per share in connection with the Powertel business combination (Note
3).

         On June 28, 1996, pursuant to a Stock Purchase Agreement dated as of March 4, 1996, between the Company and Ericsson Inc., the Company issued to Ericsson 100,000 shares of nonvoting Series A Convertible Preferred Stock for an aggregate purchase price of $75 million. Also, on June 28, 1996, pursuant to a Stock Purchase Agreement dated as of March 4, 1996, between the Company and SCANA, the Company issued to SCANA 100,000 shares of nonvoting Series B Convertible Preferred Stock for an aggregate purchase price of $75 million. Both series are convertible, at the option of the holder, at a rate of 45.45 shares of the Company's Common Stock per share of Preferred Stock. The Series A Convertible Preferred Stock is convertible any time subsequent to June 28, 1998, and the Series B Convertible Preferred Stock is convertible any time subsequent to March 14, 2002. Both series are redeemable, at the option of the Company, in whole or in part, on a pro rata basis, at a redemption price of $750 per share plus declared and unpaid dividends, anytime subsequent to June 28, 2001. Both series have a liquidation preference of $750 per share plus unpaid dividends in the event of a liquidation, dissolution or winding up of the Company.

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

         The Company's certificate of incorporation authorizes the Board of Directors to issue, from time to time and without further stockholder action, one or more series of preferred stock and to fix the relative rights and preferences of the shares, including voting powers, dividend rights, liquidation preferences, redemption rights, and conversion privileges. The Company had 1 million shares of preferred stock authorized as of December 31, 1997, of which 300,000 shares were issued and outstanding.

7.       STOCK OPTION PLANS

         Under the Powertel, Inc. 1991 Stock Option Plan, as amended (the "Stock Plan"), three million shares of Common Stock are reserved for issuance upon exercise of options. Substantially all of the employees of the Company are eligible to receive options under the Stock Plan. Management recommends to the Compensation/Stock Option Committee the number of options to grant based on management's analysis of the employee's performance and level of responsibility. The Board of Directors also may include in each option granted under the Stock Plan certain additional limitations on the recipient's right to exercise the option. Options under the Stock Plan may be either "incentive stock options," as defined under Section 422 of the Internal Revenue Code, or nonqualified options. As of December 31, 1997, approximately 2.6 million options had been granted under this plan.

         Under the Company's Nonemployee Stock Option Plan (the "Nonemployee Plan"), 400,000 shares of Common Stock are reserved for issuance upon exercise of options. All nonemployee directors of the Company, and all employees of affiliates of the Company, are eligible to receive options under the Nonemployee Plan. Options to purchase 10,000 shares of common stock are granted to each nonemployee director upon his or her election or appointment to the Board of Directors. The Nonemployee Plan does not provide for discretionary option grants. As of December 31, 1997, 248,200 options had been granted under this plan.

         Options granted under the Stock Plan and Nonemployee Plan generally become exercisable as to 50% two years after the date of grant, 25% three years after the date of grant, and 25% four years after the date of grant, but no option may be exercised more than ten years after the date of grant. Options generally are exercisable at a price established by the Compensation/Stock Option Committee equal to at least 100% of the fair market value of the Common Stock on the options' grant date, except that the exercise price with respect to options granted to an individual who owns more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value of the common stock on the date of grant. The full exercise price for shares being purchased must be paid at the time of exercise in cash or, if permitted by the particular option agreement, in whole or in part by delivery of shares of Common Stock having a fair market value (on the delivery date) of not less than the exercise price.

         Statement of Financial Accounting Standards No. 123

         The Company accounts for its stock-based compensation related to the Stock Plan and the Nonemployee Plan under APB 25; accordingly, no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's stock on the date of grant. For SFAS 123 pro forma purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                           1997                    1996                    1995
                                        ----------              ----------              ---------

Risk-free interest rate                 5.92%                    6.29%                  5.53%
Expected dividend yield                    0                        0                      0
Expected lives                           8.2Yrs.                  8.2Yrs.                7.3Yrs.
Expected volatility                       55%                      51%                    52%

         Using these assumptions, the fair value of the stock options granted in 1997, 1996 and 1995 is $10.3 million, $5.5 million and $4.7 million, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined consistent with the provisions of SFAS 123, the Company's net loss and pro forma diluted net loss per share for 1997 and 1996 and net income and pro forma diluted net income per share for 1995 would have been as follows (in millions except per share amounts):

                                             1997                  1996                  1995
                                          -----------           ------------          -----------
Net (loss) income:
     As Reported                          $(135.2)              $ (25.0)              $    3.0
     Pro Forma                             (139.6)                (27.0)                   2.4
Net (loss) income per share:
     As Reported                          $ (5.04)              $ (1.00)              $   0.29
     Pro Forma                              (5.21)                (1.08)                  0.23

         Because SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

         A summary of the combined status of the Company's Stock and Nonemployee Plans at December 31, 1995, 1996, and 1997 is presented in the following table:


                                                        Number of                 Weighted Average
                                                          Shares                  Price per Share
                                                        ---------                 ----------------
Outstanding at December 31, 1994                          639,365                    $  6.50
     Granted                                              440,200                      14.04
     Forfeited                                            (45,124)                     12.90
     Exercised                                            (39,671)                      4.67
                                                        ---------
Outstanding at December 31, 1995                          994,770                       9.89
     Granted                                              788,398                      18.63
     Forfeited                                            (49,707)                     16.91
     Exercised                                            (41,308)                      6.29
                                                        ---------
Outstanding at December 31, 1996                        1,692,153                      13.78
     Granted                                              921,344                      13.27
     Forfeited                                           (175,926)                     17.15
     Exercised                                            (67,293)                     14.17
                                                        ---------
Outstanding at December 31, 1997                        2,370,278                      13.39
                                                        =========


         The following table summarizes, as of December 31, 1997, for the number of options outstanding, the exercise price range, weighted average exercise price, and remaining contractual lives by year of grant:

                                                                      Weighted Average
Year of       Number            Exercise           Weighted              Remaining
 Grant      of Shares          Price Range       Average Price        Contractual Life
-------     ---------       ----------------     -------------        ----------------
 1997        858,583        $10.00 -  $21.40       $ 13.32                  9.3 Years
 1996        646,597         12.38 -   24.50         18.48                  8.4 Years
 1995        357,635         11.50 -   17.63         14.31                  7.5 Years
 Pre-1995    507,463          3.33 -   11.75          6.38                  5.4 Years

          Total stock options exercisable at December 31, 1997 were 667,043 at a weighted average exercise price of $8.42.

         Under the Company's 1995 Employee Restricted Stock Plan (the "Restricted Stock Plan"), 200,000 shares of Common Stock are reserved for issuance, of which 121,207 shares were issued and outstanding as of December 31, 1997. These restricted stock awards vest in three equal installments on the first, second and third anniversaries of the date of grant. The compensation associated with the restricted grants (i.e., the difference between the market price of the Company's Common Stock on the date of grant and the exercise price) is being amortized ratably over the three-year vesting period. Such compensation expense totaled $372,728, $164,792 and $123,594 for the years ended December 31, 1997, 1996 and 1995, respectively. Any unamortized deferred compensation is reflected as a reduction to stockholders' equity in the accompanying balance sheets. The Restricted Stock Plan is administered by the Compensation/Stock Option Committee of the Board of Directors.

8.       INCOME TAXES

         Prior to 1994, the Company was included in the consolidated income tax return of ITC Holding Company, Inc. However, for 1994 and subsequent years, the Company has filed a separate Federal income tax return, and utilization of all credits and net operating loss and other tax carryforwards is evaluated on a stand-alone basis.

         The income tax (benefit) provision reflected in the accompanying financial statements consists of the following (in millions):

                                                       Years Ended December 31,
                                                ------------------------------------
                                                  1997            1996          1995
                                                ------           -----         -----
Current:
         Federal                                $  0.0           $ 0.0         $ 1.4
         State                                     0.0             0.0           0.2
                                                ------           -----         -----
                                                   0.0             0.0           1.6
Deferred:
         Federal                                  (0.0)           (1.4)          0.5
         State                                    (0.0)           (0.3)          0.1
                                                ------           -----         -----
                                                  (0.0)           (1.7)          0.6
                                                ------           -----         -----
   Total income tax (benefit) provision         $ (0.0)          $(1.7)        $ 2.2
                                                ======           =====         =====

         The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:


                                                               Years Ended December 31,
                                                  ----------------------------------------------
                                                     1997               1996               1995
                                                     ----               ----               ----
Statutory federal tax (benefit) provision             (35)%              (34)%               34%
Increase (decrease) in tax (benefit)
    provision resulting from -----
Goodwill amortization                                   0                  1                  4
Excess Original Issue Discount                          0                  1                  0
State taxes, net of Federal benefit                    (7)               (10)                 5
Valuation Allowance                                    42                 36                  0
                                                     ----               ----               ----
Actual income tax (benefit) provision                  (0)%                6%                43%
                                                     ====               ====               ====

         The significant components that gave rise to the net deferred tax asset are as follows (in millions):


                                                                      Years Ended December 31,
                                                              -------------------------------------
                                                                1997           1996           1995
                                                              -------         ------         ------
Deferred Assets:
   Net Operating Loss Carryforwards                            $ 49.0         $  7.1         $  3.1
   Start Up Costs Capitalized                                    15.9            9.9            0.0
   Bond Accretion Capitalized                                    20.2            4.9            0.0
   Other                                                          1.5            0.4            0.6
                                                              -------         ------         ------
                                                                 86.6           22.3            3.7
Deferred Liabilities:                                         -------         ------         ------
   Depreciation                                                 (11.3)          (3.6)          (1.6)
   Other                                                         (0.5)          (0.1)          (0.4)
                                                              -------         ------         ------
                                                                (11.8)          (3.7)          (2.0)
                                                              -------         ------         ------
Net Deferred Tax Asset Before Valuation Allowance                74.8           18.6            1.7
Valuation Allowance                                             (73.5)         (16.4)           0.0
                                                              -------         ------         ------
Net Deferred Tax Asset                                            1.3            2.2            1.7
Less: Current Portion                                             1.3            0.0            0.3
                                                              -------         ------         ------
Deferred Tax Asset - Non-Current Portion                      $   0.0         $  2.2         $  1.4
                                                              =======         ======         ======

          At December 31, 1997, the Company had available net operating loss carryforwards for regular tax purposes of approximately $105.3 million, which will expire in 2005 through 2012, and alternative minimum tax credit carryforwards of $0.2 million, which have no expiration. The net operating loss carryforwards will be used first to reduce the remaining income taxes paid in 1994 and 1995 ($1.3 million) and then to offset taxable income generated in future years. The utilization of a portion of these carryforwards is subject to limitations under the Internal Revenue Code.

          Since management is currently unable to determine whether it is more likely than not that some portion of the net deferred tax asset will be realized, a valuation allowance of $73.5 million has been provided in the accompanying consolidated financial statements. The valuation allowance increased approximately $57.1 million and $16.4 million in 1997 and 1996, respectively.

9.       EARNINGS PER SHARE

         Effective with the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the restatement of all prior period earnings per common share ("EPS") amounts. The components of EPS and their derivation as required under SFAS 128 are as follows:


                                                                          Years Ended December 31,
                                                               --------------------------------------------
                                                                   1997            1996            1995
                                                               -----------       ----------      ----------
Basic Earnings Per Share:
  Net (Loss) Income Available to Common Shareholders           $  (135,168)      $  (27,611)     $    3,004
  Average Common Shares Outstanding                                 26,834           25,087           9,904
     Basic Earnings Per Share                                  $     (5.04)      $    (1.10)     $     0.30

Diluted Earnings Per Share:
  Net (Loss) Income Available to Common Shareholders           $  (135,168)         (27,611)     $    3,004
  Average Common Shares Outstanding                                 26,834           25,087           9,904
  Dilutive Effect of Stock Options                                       -                -             377
  Average Common Shares Outstanding Assuming Conversion             26,834           25,087          10,281
     Diluted Earnings Per Share                                $     (5.04)      $    (1.10)     $     0.29

         Basic EPS was computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS for 1997 and 1996 are the same as basic EPS due to the fact that all Common Stock equivalents would have an antidilutive effect. Diluted EPS for 1995 includes the dilutive effect of stock options as calculated under the treasury stock method. As a result of the Company's adoption of SFAS 128, reported EPS for 1995 was restated. The effect of this accounting change on previously reported EPS data was a $0.01 increase in basic EPS and no effect on diluted EPS.

10.      COMMITMENTS AND CONTINGENCIES

         Leases

         Lease expenses relate to the lease of office and warehouse space, land for cell sites, cell sites, dedicated lines and trunk access facilities, computer equipment, and billboards and include leases with affiliates (Note 11). Rents charged to expense were approximately $10.5 million, $3.2 million and $0.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         At December 31, 1997, future minimum lease payments under noncancelable operating leases with initial remaining terms of more than one year are as follows (in millions):



                               1998                                    $ 13.1
                               1999                                      13.1
                               2000                                      12.9
                               2001                                      10.9
                               2002                                       6.8
                               Subsequent years                           7.1
                                                                       ------
                                                                       $ 63.9
                                                                       ======


         Equipment Purchase Commitments

         On March 4, 1996, the Company entered into a five-year equipment purchase agreement and related vendor financing agreement (Note 5) with Ericsson Inc. for the purchase of certain equipment and services required for the initial buildout and operation of the Company's PCS system. Under the terms of the agreement and a subsequent amendment relating to the purchase of equipment for the Company's BTA markets in Kentucky and Tennessee, the Company is required to purchase its first $75 million worth of PCS equipment and services for the Atlanta MTA and certain equipment for the Company's BTA markets in Kentucky and Tennessee from Ericsson and utilize Ericsson as the exclusive provider of certain PCS equipment until December 31, 2001 for all of its markets. The Company's grant of exclusivity is conditioned upon Ericsson's ability to provide sufficient quantities of PCS equipment to meet the Company's needs in the PCS markets, provide commercial service for each PCS market by pre-defined dates, and continue to provide "state of the art" equipment. The Company's cumulative total purchases under the agreement were approximately $180 million at December 31, 1997.

         During 1996, the Company entered into equipment purchase agreements with several suppliers for the purchase of PCS handsets. Under the initial terms of the agreements, the Company was committed to purchase a minimum number of handsets from each supplier. As of December 31, 1997, the Company had no enforceable purchase commitments under these agreements.

         Litigation

         The Company is subject to litigation related to matters arising in the normal course of business. As of December 31, 1997, management is not aware of any asserted or pending material litigation or claims against the Company. See "Item 3. Legal Proceedings" on page 19 of the Company's annual report on Form 10-K.

11.      TRANSACTIONS WITH AFFILIATES

         The Company leases certain dedicated and trunk telephone access lines, as well as certain local and long-distance services, through its former parent, ITC, and certain of ITC's other subsidiaries and related parties. ITC and its subsidiaries also provide various staff and administrative support services for the Company. The total expense recorded by the Company for these services was approximately $5.8 million, $2.5 million and $0.6 million for 1997, 1996 and 1995, respectively.

         The Company purchases certain equipment, inventory and services related to the buildout and operation of its PCS line of business from preferred stockholders and certain of their subsidiaries. The Company's total purchases for equipment, inventory and services were $106.8 million and $74.5 million in 1997 and 1996, respectively.

12.      BUSINESS SEGMENT DATA

         The Company's operations for 1997 are classified into two business segments: cellular and PCS. Prior to 1996, the Company's operations consisted entirely of cellular operations. Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense. Summarized financial information by business segment for 1997 and 1996 is as follows (in millions):




                                            1997                                        1996
                              ----------------------------------     ---------------------------------------
                              Cellular      PCS       Total             Cellular          PCS          Total
                              --------   ---------  ---------        ----------       -------        -------
Revenues                        $23.0    $    55.9  $    78.9             $34.7       $   4.4        $  39.1
Operating Income (Loss)           5.9       (141.0)    (135.1)             10.4         (39.0)         (28.6)
Net Income (Loss)                 6.1       (141.3)    (135.2)              8.2         (35.8)         (27.6)
Identifiable Assets              28.7      1,349.9    1,378.6              53.7         893.4          947.1

13.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                             FIRST       SECOND       THIRD         FOURTH
                                                           --------     --------    ---------     ---------
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)

   1997 Quarters:
       Revenues and Sales                                  $   19.1     $   16.6    $    18.5     $    24.7
       Operating Loss                                         (24.6)       (23.3)       (32.7)        (54.5)
       Net (Loss) Income                                      (29.6)        12.1        (45.9)        (71.8)
       Basic Earnings Per Common Share                     $  (1.10)    $   0.45    $   (1.71)    $   (2.67)
       Diluted Earnings Per Common Share                      (1.10)        0.42        (1.71)        (2.67)
   1996 Quarters:
       Revenues and Sales                                  $    7.8     $    8.5    $     9.1     $    13.7
       Operating Income (Loss)                                  0.6         (1.2)        (4.3)        (23.7)
       Net Income (Loss) Before Cumulative Effect of            0.5         (1.4)         0.1         (24.2)
          Change in  Accounting Principle
       Cumulative Effect of Change in Accounting               (2.6)         0.0          0.0           0.0
          Principle
       Net Loss                                                (2.1)        (1.4)         0.1         (24.2)
       Basic Earnings Per Common Share Before             $    0.03    $   (0.05)   $    0.00     $   (0.90)
          Cumulative Effect of Change in Accounting
          Principle
       Basic Cumulative Effect of Change in Accounting        (0.13)           -            -             -
          Principle
       Basic Earnings Per Common Share                        (0.10)       (0.05)        0.00         (0.90)
       Diluted Earnings Per Common Share                      (0.10)       (0.05)        0.00         (0.90)
  1995 Quarters:
      Revenues and Sales                                   $    6.3     $    7.1    $     8.0      $    8.0
      Operating Income                                          1.1          1.7          2.0           1.7
      Net Income                                                0.7          0.9          0.8           0.6
      Basic Earnings Per Common Share                      $   0.07     $   0.09    $    0.08      $   0.06
      Diluted Earnings Per Common Share                        0.07         0.09         0.08          0.06

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


We have audited in accordance with generally accepted auditing standards, the financial statements of POWERTEL, INC. included in this Form 10-K and have issued our report thereon dated February 6, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 6, 1998

                                 POWERTEL, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


             COLUMN A                       COLUMN B        COLUMN C        COLUMN D        COLUMN E
------------------------------------      ------------     -----------    ------------    ------------
                                           BALANCE AT       ADDITIONS      WRITEOFFS,      BALANCE AT
                                           BEGINNING         CHARGED         NET OF          END OF
          CLASSIFICATION                   OF PERIOD        TO INCOME      RECOVERIES        PERIOD
------------------------------------      ------------     -----------    ------------    ------------
FOR THE YEAR ENDED DECEMBER 31, 1997
Allowance for Doubtful Accounts           $    217,000     $ 7,610,741    $ (6,059,547)   $  1,768,194
Allowance for Obsolete Inventory                53,470       1,197,121         (71,892)      1,178,699
                                          ------------     -----------    ------------    ------------
                                          $    270,470     $ 8,807,862    $ (6,131,439)   $  2,946,893
                                          ============     ===========    ============    ============

FOR THE YEAR ENDED DECEMBER 31, 1996
Allowance for Doubtful Accounts           $    249,454     $   997,372    $ (1,029,826)   $    217,000
Allowance for Obsolete Inventory               127,694         252,662        (326,886)         53,470
                                          ------------     -----------    ------------    ------------
                                          $    377,148     $ 1,250,034    $ (1,356,712)   $    270,470
                                          ============     ===========    ============    ============
FOR THE YEAR ENDED DECEMBER 31, 1995
Allowance for Doubtful Accounts           $    271,003     $   768,671    $   (790,220)   $    249,454
Allowance for Obsolete Inventory               139,142         120,019        (131,467)        127,694
                                          ------------     -----------    ------------    ------------
                                          $    410,145     $   888,690    $   (921,687)   $    377,148
                                          ============     ===========    ============    ============

                                  EXHIBIT INDEX

Exhibit
Number            Exhibit Description
-------           -------------------
2(a)       *      Asset Purchase Agreement dated December 23, 1996, by and
                  among Rural Cellular Corporation, Unity Cellular Systems,
                  Inc., InterCel Licenses, Inc. and InterCel, Inc. (Filed as
                  Exhibit 99.1 to the Company's Form 8-K dated December 23, 1996 and incorporated herein by reference.)

2(b)       *      Closing Memorandum dated May 1, 1997 by and between Rural
                  Cellular Corporation, MRCC, Inc., Unity Cellular Systems,
                  Inc., InterCel Licenses, Inc. and InterCel, Inc. (Filed as
                  Exhibit 2.2 to the Company's Form 8-K dated May 12, 1997 and incorporated herein by reference.) **

3(a)       *      Third Restated Certificate of Incorporation of InterCel,
                  Inc. dated June 6, 1996. (Filed as Exhibit 10(yy) to the
                  Company's Form 10-Q filed for the quarter ended September 30,
                  1996 (the "1996 Third Quarter 10-Q"), and incorporated herein by reference.)

3(b)       *      Certificate of Amendment of Restated Certificate of
                  Incorporation of InterCel, Inc. dated June 23, 1997. (Filed as
                  Exhibit 10(b) to the Company's Form 8-K filed July 1, 1997, and incorporated herein by reference.)

3(c)       *      Restated By-Laws of InterCel, Inc. (Filed as Exhibit 3(b) to
                  Registration Statement on Form S-1, File No. 33-72734 (the
                  "1993 Form S-1"), and incorporated herein by reference.)

4(a)       *      Indenture dated as of February 7, 1996 between InterCel,
                  Inc. and Bankers Trust Company, as Trustee, relating to the
                  12% Senior Discount Notes Due 2006 of InterCel, Inc. (Filed as
                  Exhibit 4(a) to Registration Statement on Form S-1, File No.
                  33-96218 ("February 1996 Form S-1"), and incorporated herein by reference.)

4(b)       *      Warrant Agreement dated as of February 7, 1996 between
                  InterCel, Inc. and Bankers Trust Company, as Warrant Agent.
                  (Filed as Exhibit 4(b) to the February 1996 Form S-1, and
                  incorporated herein by reference.)

4(c)       *      Form of Indenture (including form of Note) between InterCel,
                  Inc. and Bankers Trust Company, as Trustee, relating to the
                  12% Senior Discount Notes Due 2006 of InterCel, Inc. (Filed as
                  Exhibit 4(c) to Registration Statement on Form S-1, File No.
                  333-2748 (the "April 1996 Form S-1"), and incorporated herein by reference.)

4(d)       *      Indenture (including form of Note) dated June 10,
                  1997 between InterCel, Inc. and Bankers Trust
                  Company, as Trustee, relating to the 11-1/8% Senior
                  Notes Due 2007 of InterCel, Inc. (Filed as Exhibit
                  4(h) to Registration Statement on Form S-4, File No.
                  333-31399 (the "1997 Form S-4"), and incorporated
                  herein by reference.)

4(e)       *      Collateral Pledge and Security Agreement dated June 10, 1997 between InterCel, Inc. and Bankers Trust Company, as Trustee.
                  (Filed as Exhibit 4(j) to the 1997 Form S-4, and incorporated herein by reference.) **

4(f)       *      Certificate of Designations, Powers, Preferences and
                  Relative, Participating or Other Rights, and the
                  Qualifications, Limitations or Restrictions Thereof, of Series A


            Convertible Preferred Stock of InterCel, Inc. (Filed as
            Exhibit 10(tt) to the 1996 Third Quarter 10-Q, and incorporated herein by reference.)

4(g)   *    Certificate of Designations, Powers, Preferences and
            Relative, Participating or Other Rights, and the
            Qualifications, Limitations or Restrictions Thereof, of Series
            B Convertible Preferred Stock of InterCel, Inc. (Filed as
            Exhibit 10(uu) to the 1996 Third Quarter 10-Q, and
            incorporated herein by reference.)

4(h)   *    Certificate of Amendment to the Certificate of Designations,
            Powers, Preferences and Relative, Participating or Other
            Rights, and the Qualifications, Limitations or Restrictions
            Thereof, of Series B Convertible Preferred Stock of InterCel,
            Inc. (Filed as Exhibit 4(k) to the 1997 Form S-4, and
            incorporated herein by reference.)

4(i)   *    Certificate of Designations, Powers, Preferences and Relative,
            Participating or Other Rights, and the Qualifications,
            Limitations or Restrictions Thereof, of Series C Convertible
            Preferred Stock of InterCel, Inc. (Filed as Exhibit 4(f) to
            the Company's Form 10-K filed for the year ended December 31,
            1996 (the "1996 Form 10-K"), and incorporated herein by
            reference.)

4(j)   *    Amended Certificate of Designations, Powers, Preferences and
            Relative, Participating or Other Rights, and the
            Qualifications, Limitations or Restrictions Thereof, of Series
            C Convertible Preferred Stock of InterCel, Inc. (Filed as
            Exhibit 4(l) to the 1997 Form S-4, and incorporated herein by reference.)

4(k)   *    Certificate of Designations, Powers, Preferences and
            Relative, Participating or Other Rights, and the
            Qualifications, Limitations or Restrictions Thereof, of Series
            D Convertible Preferred Stock of InterCel, Inc. (Filed as
            Exhibit 4(g) to the 1996 Form 10-K, and incorporated herein by reference.)

4(l)   *    Amended Certificate of Designations, Powers, Preferences and
            Relative, Participating or Other Rights, and the
            Qualifications, Limitations or Restrictions Thereof, of Series
            D Convertible Preferred Stock of InterCel, Inc. (Filed as
            Exhibit 4(m) to the 1997 Form S-4, and incorporated herein by reference.)

10(a)  *    Software License Agreement between InterCel, Inc. and Systematics
            Telecommunications Services, Inc. dated July 24, 1992. (Filed as Exhibit 10(aa) to the Company's Form 10-KSB filed for the year ended December 31, 1992, and incorporated herein by
            reference

10(b)  *    Directors and Officers Insurance and Company Reimbursement Policy.
            (Filed as Exhibit 10(ii) to the 1993 Form S-1, and incorporated herein by reference.)

10(c)  *    Form of Indemnity Agreement. (Filed as Exhibit 10(jj) to the 1993
            Form S-1, and incorporated herein by reference.)

10(d)  *    InterCel, Inc. 1995 Employee Restricted Stock Plan (as amended on
            November 17, 1995). (Filed as Exhibit 10(e) to the February 1996
            Form S-1, and incorporated herein by reference.)

10(e)  *    InterCel, Inc. Amended and Restated 1991 Stock Option Plan. (Filed
            as Appendix A to the Company's Definitive Proxy Statement for the
            1997 Annual Meeting of Shareholders, and incorporated herein by reference.)

10(f)  *    InterCel, Inc. Amended Nonemployee Stock Option Plan. (Filed as
            Exhibit 10(q) to the Company's Form 10-K filed for the year ended
            December 31, 1994 (the "1994 Form 10-K"), and incorporated herein by reference.)


10(g)  *    Directed Employee Benefit Trust Agreement between The Charles
            Schwab Trust Company and InterCel, Inc. (Filed as Exhibit 10(jjjj)
            to the 1994 Form 10-K, and incorporated herein by reference.)

10(h)  *    Second Amendment to InterCel, Inc. Pension Plan dated as of August
            2, 1996. (Filed as Exhibit 10(ss) to the 1996 Third Quarter 10-Q,
            and incorporated herein by reference.)

10(i)  *    InterCel, Inc. 401(k) Profit Sharing Plan. (Filed as Exhibit 10(j)
            to the February 1996 Form S-1, and incorporated herein by
            reference.)

10(j)  *     Defined Benefit Pension Plan and Trust Adoption Agreement (Unity
            Telephone Company) dated as of January 15, 1984. (Filed as Exhibit
            10(ss) to the 1993 Form S-1, and incorporated herein by reference.)

10(k)  *    Defined Benefit Pension Plan (Unity Telephone Company). (Filed as
            Exhibit 10(tt) to the 1993 Form S-1, and incorporated herein by reference.)

10(l)  *    Amendment to Unity Telephone Pension Plan dated June 29, 1992.
            (Filed as Exhibit 10(uu) to the 1993 Form S-1, and incorporated herein by reference.)

10(m)  *    ITC Holding Company Inc. Employees Pension Plan and Trust (as
            amended on December 15, 1994). (Filed as Exhibit 10(zz) to the
            February 1996 Form S-1, and incorporated herein by reference.)

10(n)  *    DMS-MTX Cellular Supply Agreement dated March 29, 1995 between
            InterCel, Inc. and Northern Telecom Inc. (Filed as Exhibit 10(pp) to
            the February 1996 Form S-1, and incorporated herein by reference.)

10(o)  *    Amendment No. 1 to DMS-MTX Cellular Supply Agreement between
            InterCel, Inc. and Northern Telecom Inc. dated August 9, 1995.
            (Filed as Exhibit 10(qq) to the February 1996 Form S-1, and
            incorporated herein by reference.)

10(p)  *    Information and Network Products and Services Agreement dated June
            16, 1994 between InterCel, Inc. and GTE Telecommunications Service
            Incorporated. (Filed as Exhibit 10(uu) to the February 1996 Form
            S-1, and incorporated herein by reference.)

10(q)  *    Credit Agreement dated as of March 4, 1996 among InterCel PCS
            Services, Inc., as Borrower, Ericsson Inc., as Initial Lender, and
            Ericsson Inc. as Agent. (Filed as Exhibit 10(nn) to the April 1996
            Form S-1, and incorporated herein by reference.)

10(r)  *    Amendment No. 1 to the Credit Agreement by and among Powertel,
            Inc., as Borrower, Ericsson Inc., as Initial Lender, and Ericsson
            Inc., as Agent, dated as of October 31, 1996. (Filed as Exhibit
            10(ww) to the 1996 Third Quarter 10-Q and incorporated herein by reference.)

10(s)  *    Amendment No. 2 to the Credit Agreement by and among Powertel,
            Inc., as Borrower, Ericsson Project Finance A.B., as Lender, and
            Ericsson Inc., as Agent, dated as of March 31, 1997. (Filed as
            Exhibit 10(e) to the 1997 Form S-4, and incorporated herein by reference.)

10(t)  *    Amendment No. 3 to the Credit Agreement by and among Powertel PCS,
            Inc., as Borrower, Goldman Sachs Credit Partners L.P., as Lender,
            and Ericsson Inc., as Agent, dated as of June 26, 1997. (Filed as
            Exhibit 10(f) to the 1997 Form S-4, and incorporated herein by reference.)

10(u)       Amendment No. 4 to the Credit Agreement by and among Powertel PCS,
            Inc., as Borrower, Goldman Sachs Credit Partners L.P., as Lender, and Ericsson Inc., as Agent, dated as of November 18, 1997.

10(v)       Amendment No. 5 to the Credit Agreement by and among Powertel PCS,
            Inc., as Borrower, Goldman Sachs Credit Partners L.P., as Lender, and Ericsson Inc., as Agent, dated as of December 23, 1997.

10(w)   *   Acquisition Agreement dated as of March 4, 1996 between InterCel
            PCS Services, Inc. and Ericsson Inc. (Filed as Exhibit 10(rr) to the
            April 1996 Form S-1, and incorporated herein by reference.)

10(x)   *   Amendment No. 1 to the Acquisition Agreement for Ericsson CMS 40
            Personal Communications Systems dated as of September 2, 1997 between Powertel PCS, Inc. and Ericsson Inc. (Filed as Exhibit 10(j)
            to the Company's Form 10-Q filed for the quarter ended September 30,
            1997, and incorporated herein by reference.)

10(y)   *   License Agreement between LHS Communications, Inc. and Powertel,
            Inc. dated August 2, 1996. (Filed as Exhibit 10(vv) to the 1996
            Third Quarter 10-Q, and incorporated herein by reference.)

10(z)   *   Agreement between BellSouth Telecommunications, Inc. and InterCel,
            Inc. effective as of April 1, 1997. (Filed as Exhibit 10(pp) to the
            Company's Form 10-Q filed for the quarter ended March 31, 1997 (the
            "1997 First Quarter 10-Q"), and incorporated herein by reference.)**

10(aa)  *   Agreement between BellSouth Telecommunications, Inc. and Powertel,
            Inc. effective as of April 1, 1997. (Filed as Exhibit 10(qq) to the
            1997 First Quarter 10-Q, and incorporated herein by reference.)**

10(bb)  *   Stock Purchase Agreement dated as of March 14, 1997 between
            InterCel, Inc. and SCANA Communications, Inc. (Filed as Exhibit
            10(pp) to the 1996 Form 10-K, and incorporated herein by reference.)

10(cc)  *   Escrow Agreement dated as of March 14, 1997 between InterCel,
            Inc., SCANA Communications, Inc. and Bankers Trust Company, as
            Escrow Agent. (Filed as Exhibit 10(qq) to the 1996 Form 10-K, and
            incorporated herein by reference.)

10(dd)  *   Stock Purchase Agreement dated as of March 14, 1997 between
            InterCel, Inc. and The Huff Alternative Income Fund, L.P. (Filed as
            Exhibit 10(rr) to the 1996 Form 10-K, and incorporated herein by reference.)

10(ee)  *   Escrow Agreement dated as of March 14, 1997 between InterCel,
            Inc., The Huff Alternative Income Fund, L.P. and Bankers Trust
            Company, as Escrow Agent. (Filed as Exhibit 10(ss) to the 1996 Form
            10-K, and incorporated herein by reference.)

10(ff)  *   Termination of Stock Purchase Agreement dated as of April 30, 1997 between InterCel, Inc. and The Huff Alternative Income Fund, L.P.
            (Filed as Exhibit 10(nn) to the 1997 First Quarter 10-Q, and
            incorporated herein by reference.)

10(gg)  *   Termination of Stock Purchase Agreement dated as of April 30, 1997 between InterCel, Inc. and SCANA Communications, Inc. (Filed as
            Exhibit 10(oo) to the 1997 First Quarter 10-Q, and incorporated herein by reference.)

10(hh)  *   Stock Purchase Agreement dated as of May 23, 1997 between
            InterCel, Inc. and SCANA Communications, Inc. (Filed as Exhibit
            10(c) to the 1997 Form S-4, and incorporated herein by reference.)

10(ii)  *   Escrow Agreement dated as of June 5, 1997 between InterCel, Inc.,
            SCANA Communications, Inc. and Bankers Trust Company, as Escrow
            Agent. (Filed as Exhibit 10(d) to the 1997 Form S-4, and
            incorporated herein by reference.)

10(jj)  *   Stock Purchase Agreement dated as of May 23, 1997 between
            InterCel, Inc. and The Huff Alternative Income Fund, L.P. (Filed as
            Exhibit 10(a) to the 1997 Form S-4, and incorporated herein by reference.)

10(kk)  *   Escrow Agreement dated as of June 5, 1997 between InterCel, Inc.,
            The Huff Alternative Income Fund, L.P. and Bankers Trust Company, as
            Escrow Agent. (Filed as Exhibit 10(b) to the 1997 Form S-4, and
            incorporated herein by reference.)

10(ll)      First Amendment to Interconnection Agreement between InterCel, Inc.
            and BellSouth Telecommunications, Inc. effective as of April 1,
            1997.

10(mm)      First Amendment to Interconnection Agreement between Powertel, Inc.
            and BellSouth Telecommunications, Inc. effective as of April 1,
            1997.

10(nn) Powertel 401(k) Profit Sharing Plan (as amended and restated effective January 1, 1997, and as renamed effective July 1, 1997).

12          Statements regarding Computation of Ratios

21          Subsidiaries of Powertel, Inc.

23          Consent of Arthur Andersen LLP

24          Powers of Attorney for the following individuals:
            Campbell B. Lanier, III, Allen E. Smith, Fred G. Astor, Jr., Donald
            W. Burton, Bert G. Clifford, O. Gene Gabbard, Lawrence M. Gressette,
            Jr., Maurice P. O'Connor, William H. Scott, III, William B.
            Timmerman and Donald W. Weber (included on signature page hereto)

27          Financial Data Schedule (for SEC use only)

---------------------------------
*        Previously filed.
** The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, as provided in Item 601(b)(2) of Regulation S-K.