Form 10-Q
period 1998-03-31
POWERTEL INC /DE/
filed 1998-05-13
CIK 876318

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       Or

[ ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                        , 19                               ---------------
        -------------       --

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



       Registrant's telephone number, including area code: (706) 645-2000



         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                       Outstanding at May 12, 1998

   Common Stock, $0.01 par value                     26,948,955



================================================================================

                                 POWERTEL, INC.

                               INDEX TO FORM 10-Q

                                                                                       PAGE
                                                                                       ----
PART I               FINANCIAL INFORMATION

         Item 1.     Financial Statements...........................................     3

                     Condensed Consolidated Balance Sheets as of
                     March 31, 1998 and December 31, 1997...........................     3

                     Condensed Consolidated Statements of Operations for the
                     Three Months ended March 31, 1998 and 1997.....................     4

                     Condensed Consolidated Statements of Cash Flows for the
                     Three Months ended March 31, 1998 and 1997.....................     5

                     Condensed Notes to Consolidated Financial Statements...........     6

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations............................     7

         Item 3.     Quantitative and Qualitative Disclosure About Market
                     Risks.........................................................     14

PART II              OTHER INFORMATION

         Item 1.     Legal Proceedings..............................................    15


         Item 6.     Exhibits and Reports on Form 8-K...............................    15

SIGNATURES

EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 POWERTEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       MARCH 31,         DECEMBER 31,
                                   ASSETS                                1998                1997
                                                                     -----------         -----------
                                                                           (DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                          $   241,433         $   326,954
  Restricted cash for payment of interest                                 33,375              33,375
  Accounts receivable, net of allowance for doubtful accounts             20,233              34,549
  Inventories                                                             23,335               3,975
  Prepaid expenses and other                                               7,044               6,631
                                                                     -----------         -----------
                                                                         325,420             405,484
                                                                     -----------         -----------

PROPERTY AND EQUIPMENT, AT COST:                                         576,232             541,449
  Less: accumulated depreciation                                         (62,634)            (49,699)
                                                                     -----------         -----------
                                                                         513,598             491,750
                                                                     -----------         -----------

OTHER ASSETS:
  Licenses, net                                                          414,550             416,252
  Restricted cash for payment of interest                                 44,872              43,710
  Deferred charges and other, net                                         20,796              21,396
                                                                     -----------         -----------
                                                                         480,218             481,358
                                                                     -----------         -----------
                                                                     $ 1,319,236         $ 1,378,592
                                                                     ===========         ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                           $    12,425         $    46,133
  Accrued construction costs                                              17,906              23,092
  Accrued interest                                                        11,125               2,781
  Accrued other                                                            7,951              11,015
  Accrued taxes other than income                                          7,269               6,056
  Advance billings and customer deposits                                   3,410               2,429
  Current portion of long-term obligations                                   298                 256
                                                                     -----------         -----------
                                                                          60,384              91,762
                                                                     -----------         -----------
LONG-TERM OBLIGATIONS:
  12% Senior Discount Notes due February 2006                            251,471             244,014
  12% Senior Discount Notes due May 2006                                 251,527             244,344
  11.125% Senior Notes due June 2007                                     300,000             300,000
  Credit Agreement                                                       194,685             179,961
  Other                                                                      753                 695
                                                                     -----------         -----------
                                                                         998,436             969,014
                                                                     -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A Convertible Preferred Stock                                         1                   1
  Series B Convertible Preferred Stock                                         1                   1
  Series C Convertible Preferred Stock                                         1                   1
  Series D Convertible Preferred Stock                                         1                   1
  Common Stock                                                               270                 270
  Paid-in capital                                                        477,242             477,109
  Accumulated deficit                                                   (215,624)           (157,934)
  Deferred compensation                                                   (1,131)             (1,288)
  Treasury stock, at cost                                                   (345)               (345)
                                                                     -----------         -----------
                                                                         260,416             317,816
                                                                     -----------         -----------
                                                                     $ 1,319,236         $ 1,378,592
                                                                     ===========         ===========



    The accompanying condensed notes to financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                    1998                      1997
                                              ------------------       -------------------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES AND SALES:
Monthly access revenue                            $ 16,194                $  8,540
Airtime revenue                                      7,544                   1,827
Roaming revenue                                      1,576                   1,242
Toll revenue                                         3,096                   1,290
Installation and connection revenue                  1,029                     667
Other revenue                                          638                     518
                                                  --------                --------
       Total service revenues                       30,077                  14,084
Equipment sales                                      6,646                   5,025
                                                  --------                --------
       Total revenues and sales                     36,723                  19,109
                                                  --------                --------

OPERATING EXPENSES:
Cost of services                                     9,549                   5,428
Cost of equipment sold                              17,425                  11,987
Operations                                          10,398                   3,809
Selling and marketing                               11,915                   5,237
General and administrative                           8,130                   7,680
Depreciation                                        12,935                   8,340
Amortization                                         2,392                   1,178
                                                  --------                --------
       Total operating expenses                     72,744                  43,659
                                                  --------                --------

OPERATING LOSS                                     (36,021)                (24,550)
                                                  --------                --------

OTHER (INCOME) EXPENSE:
Interest (income) expense, net                      21,832                   4,543
Miscellaneous (income) expense, net                   (163)                    473
                                                  --------                --------
       Total other (income) expense                 21,669                   5,016
                                                  --------                --------

LOSS BEFORE INCOME TAXES                           (57,690)                (29,566)
INCOME TAX (BENEFIT) PROVISION                          --                      --
                                                  --------                --------

NET LOSS                                          $(57,690)               $(29,566)
                                                  ========                ========

PER SHARE DATA:
   BASIC LOSS PER COMMON SHARE                    $  (2.14)               $  (1.10)
                                                  ========                ========

   DILUTED LOSS PER COMMON SHARE                  $  (2.14)               $  (1.10)
                                                  ========                ========


    The accompanying condensed notes to financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                               1998               1997
                                                                             ---------         ---------
                                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                                     $ (57,690)        $ (29,566)
       Adjustments to reconcile net loss to net cash used in
              operating activities -
       Depreciation and amortization                                            15,327             9,518
       Bond accretion                                                           14,286             6,320
       Other, net                                                                  769               303
       Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                          14,316            (4,903)
            Increase in inventories                                            (19,360)          (11,567)
            (Increase) decrease in other assets                                   (425)           10,340
            Decrease in accounts payable, accrued expenses
                and other current liabilities                                  (26,234)          (16,113)
                                                                             ---------         ---------
                Net cash used in operating activities                          (59,011)          (35,668)
                                                                             ---------         ---------

CASH FLOWS (USED IN) PROVIDED FROM INVESTING ACTIVITIES:
       Capital expenditures                                                    (34,745)          (36,209)
       Liquidation of short-term investments, net                                    0            75,659
       Purchase of long-term investments, net                                   (1,162)                0
       Microwave relocation                                                       (374)           (3,265)
       Decrease in accrued construction costs                                   (5,186)          (13,003)
                                                                             ---------         ---------
                Net cash (used in) provided from investing activities          (41,467)           23,182
                                                                             ---------         ---------

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES:
       Borrowings under Credit Agreement                                        14,724            34,319
       Proceeds from sale of Common Stock, net                                     133                 5
       Other, net                                                                  100               148
                                                                             ---------         ---------
                Net cash provided from financing activities                     14,957            34,472
                                                                             ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (85,521)           21,986
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               326,954           185,525
                                                                             ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 241,433         $ 207,511
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

                                 POWERTEL, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report of Powertel, Inc. ("Powertel" or the "Company") on Form 10-K for the year ended December 31, 1997.

2. Certain prior year amounts have been reclassified to conform to the current period presentation.

3. Effective with the three months ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the restatement of all prior period earnings per common share ("EPS") amounts. The components of EPS and their derivation as required under SFAS 128 are as follows:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     ------------------------------
                                                                         1998             1997
                                                                     -------------    -------------
        Basic earnings per share:
           Net loss available to common stockholders                 $   (57,690)       $  (29,566)
           Average common shares outstanding                              26,965            26,812
           Basic earnings per share                                  $     (2.14)       $    (1.10)

        Diluted earnings per share:
           Net loss available to common stockholders                 $   (57,690)       $  (29,566)
           Average common shares outstanding                              26,965            26,812
           Diluted earnings per share                                $     (2.14)       $    (1.10)


        Basic EPS was computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the quarter. Diluted EPS is the same as basic EPS because all Common Stock equivalents would have an antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Powertel, Inc. (the "Company" or "Powertel") provides personal communications services ("PCS") in the southeastern United States under the name "Powertel" and cellular telephone service in contiguous portions of eastern Alabama and western Georgia under the name "InterCel." The Company formerly provided cellular telephone service in the State of Maine under the name "Unicel." On May 1, 1997, the Company sold substantially all the assets of Unicel for approximately $77.2 million (the "Maine Disposition"). The common stock of the Company, par value of $0.01 per share (the "Common Stock"), is traded on the Nasdaq Stock Market under the symbol "PTEL."

         Powertel's PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.3 million people in the Major Trading Areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama (the "Current PCS Markets") and in 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee (the "Kentucky/Tennessee BTAs"). The Company first introduced its PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, has launched its PCS services in a total of 25 markets in the Southeast. In all of these markets, except Atlanta, Georgia, where the Company acquired its licenses from GTE Mobilnet Incorporated in 1996, the Company was the first to offer PCS services commercially. Powertel intends to continue to rapidly build out its PCS network and to launch its PCS services. As of March 31, 1998, the Company had approximately 157,000 PCS subscribers.

         Average revenues per subscriber in the wireless industry have declined during recent quarters and are expected to continue to gradually decline in the future. The Company believes this downward trend is the result of the addition of lower usage customers who utilize wireless service for personal convenience, security or as backup for their traditional landline telephones. In addition, the Company expects that revenue per minute will continue to decline as competition within the wireless industry intensifies. The Company believes the effect of this trend on the Company's earnings will be mitigated by corresponding increases in the number of wireless subscribers and the use of enhanced services that will be offered to PCS subscribers.

         As a result of: (i) the significant costs required to build out and maintain the PCS system, hire and manage the required personnel to operate the PCS business and market its services; (ii) the subsidization of PCS handsets to customers; and (iii) the depreciation of PCS equipment and amortization of the PCS licenses, the Company incurred a net loss of $57.7 million for the three months ended March 31, 1998. The Company expects to continue incurring significant operating losses during 1998 and thereafter as it continues to build out its PCS system, develop its PCS customer base and subsidize the cost of PCS handsets to its customers.

         Minimizing customer attrition, or "churn," becomes a greater challenge as the subscriber base grows and the wireless marketplace becomes more competitive. The Company achieved an average monthly churn rate of 1.6% and 3.5% for its cellular and PCS businesses, respectively, for the three months ended March 31, 1998. The Company remains focused on improving its PCS churn rate in the near future through more focused collections efforts, stricter credit evaluation policies and a proactive customer retention program. However, the Company expects that ongoing PCS churn rates could be higher than comparable churn rates for cellular carriers due to the fact that the Company does not require long-term service contracts. Additionally, the ability of PCS subscribers to activate service via the phone ("over the air activation") without any face-to-face contact with Company representatives increases the Company's susceptibility to subscription fraud, which ultimately results in churn.

         The Company is a member of the North American GSM Alliance (the "Alliance"), a consortium of eight PCS carriers which offer PCS service using the Global System for Mobile Communication ("GSM") throughout North America. All members of the Alliance have executed roaming agreements with each other, thereby allowing GSM customers to roam throughout many major metropolitan areas in the United States and Canada. Additionally, the Company has signed several roaming agreements and expects to sign numerous others with international GSM carriers to facilitate international roaming.

         In late 1998 the Company plans to launch a dual-mode (GSM and analog cellular) product offering and new, network-based pre-pay plans. The Company is currently negotiating both in-region and out-of-region roaming agreements with cellular carriers to allow the Company's PCS customers to roam on cellular systems in those areas where a GSM network is not available. The Company must upgrade its billing system to allow the Company to bill for dual-mode services and network-based pre-pay plans. Failure by the Company to successfully launch these new services in a timely manner, to accurately bill for these services or to enter into dual-mode roaming agreements with carriers covering a substantial portion of North America where GSM networks are not available could negatively impact the Company's ability to attract and retain customers requiring such services.

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

                                                                      THREE MONTHS ENDED MARCH 31,
                                           --------------------------------------------------------------------------------------
                                                            1998                                         1997
                                           -----------------------------------------     ----------------------------------------
                                                                           COMBINED                                      COMBINED
                                                                           CELLULAR                                      CELLULAR
                                                                             AND                                            AND
                                             CELLULAR          PCS           PCS          CELLULAR          PCS             PCS
                                           -------------    ----------  -------------    -----------     ----------     ---------
                                                                       (DOLLARS IN THOUSANDS)
SERVICE REVENUE & COST ANALYSIS:
Service revenue
   Local customers-
     Access revenue ....................      $  1,992       $ 14,202       $ 16,194       $  4,000       $  4,540       $  8,540
     Airtime revenue ...................           794          6,750          7,544          1,545            282          1,827
     Toll revenue ......................            52          2,434          2,486            218            673            891
                                              --------       --------       --------       --------       --------       --------
                                                 2,838         23,386         26,224          5,763          5,495         11,258
                                              --------       --------       --------       --------       --------       --------
   Roamers-
     Access and airtime revenue ........         1,003            573          1,576          1,242             --          1,242
     Toll revenue ......................           350            260            610            399             --            399
                                              --------       --------       --------       --------       --------       --------
                                                 1,353            833          2,186          1,641             --          1,641
                                              --------       --------       --------       --------       --------       --------
   Other-
     Installation and connection .......            12          1,017          1,029             42            625            667
     Other .............................           131            507            638            292            226            518
                                              --------       --------       --------       --------       --------       --------
                                                   143          1,524          1,667            334            851          1,185
                                              --------       --------       --------       --------       --------       --------
       Total service revenue ...........         4,334         25,743         30,077          7,738          6,346         14,084
Cost of services .......................           448          9,101          9,549          1,069          4,359          5,428
                                              --------       --------       --------       --------       --------       --------
   Gross margin ........................      $  3,886       $ 16,642       $ 20,528       $  6,669       $  1,987       $  8,656
                                              ========       ========       ========       ========       ========       ========

EQUIPMENT SALES & COST ANALYSIS:
Equipment sales ........................      $    200       $  6,446       $  6,646       $    240       $  4,785       $  5,025
Cost of equipment sales ................           471         16,954         17,425            840         11,147         11,987
                                              --------       --------       --------       --------       --------       --------
   Gross margin ........................      $   (271)      $(10,508)      $(10,779)      $   (600)      $ (6,362)      $ (6,962)
                                              ========       ========       ========       ========       ========       ========

OPERATING MARGIN ANALYSIS:
Total revenues .........................      $  4,534       $ 32,189       $ 36,723       $  7,978       $ 11,131       $ 19,109
                                              --------       --------       --------       --------       --------       --------

Operating expense-
  Cost of services and equipment sales .           919         26,055         26,974          1,909         15,506         17,415
  Operations ...........................           464          9,934         10,398          1,010          2,799          3,809
  Selling and marketing ................           589         11,326         11,915          1,239          3,998          5,237
  General and administrative ...........           428          7,702          8,130            913          6,767          7,680
  Depreciation .........................           526         12,409         12,935            951          7,389          8,340
  Amortization .........................            --          2,392          2,392            178          1,000          1,178
                                              --------       --------       --------       --------       --------       --------
       Total operating expenses ........         2,926         69,818         72,744          6,200         37,459         43,659
                                              --------       --------       --------       --------       --------       --------
Operating (loss) income ................      $  1,608       $(37,629)       (36,021)      $  1,778       $(26,328)       (24,550)
                                              ========       ========                      ========       ========
Interest expense (income), net .........                                      21,832                                        4,543
Miscellaneous (income) expense..........                                        (163)                                         473
                                                                            --------                                     --------
Loss before income taxes................                                     (57,690)                                     (29,566)
Income tax (benefit) provision..........                                          --                                           --
                                                                            --------                                     --------
Net loss................................                                    $(57,690)                                    $(29,566)
                                                                            ========                                     ========

OTHER SUPPLEMENTAL DATA:
EBITDA .................................      $     --       $     --      $ (15,412)      $     --       $     --       $(12,244)
Subscribers at end of period ...........        26,565        156,918        183,483         49,731         34,886         84,617

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         The following discussion reflects the Company's results of operations for its PCS and cellular lines of business. All general corporate costs have been allocated to the PCS line of business.

         Service revenue from local customers increased $15.0 million, or 133%, for 1998, as compared to 1997. PCS service revenue from local customers increased $17.9 million, or 326%, over the first quarter of 1997 as a result of the continued rapid increase in subscribers (to approximately 157,000 at March 31, 1998, from approximately 35,000 at March 31, 1997), which is due in part to the launch of several new markets during 1997. Cellular service revenue from local customers decreased $2.9 million, or 51%, primarily as a result of the Maine Disposition, which occurred during the second quarter of 1997 and the corresponding reduction in customers (to approximately 27,000 at March 31, 1998, from approximately 50,000 at March 31, 1997).

          The average monthly service revenue per local PCS subscriber was $57.23 versus $63.52 a year ago. This decrease is primarily attributable to changes in the Company's rate plan offerings from 1997 to 1998. At March 31, 1997, the majority of the Company's PCS subscribers were participants in a promotional plan under which they received unlimited monthly airtime for local calling for a fixed monthly fee of $50 (the "Prestige Partners"). In 1998, the Company's subscriber base has a choice of multiple rate plan offerings with fixed monthly access charges ranging from $10 to $90 and monthly unlimited toll packages from $5 to $15.

          During the first quarter of 1998, the Prestige Partners were transitioned from unlimited, flat rate local service to measured service rate plans. The Company's average revenue per PCS subscriber increased for the first quarter of 1998 as compared to the fourth quarter of 1997 primarily due to the transition of the Prestige Partners. The Company anticipates marginal declines in future periods primarily due to lower minute usage by new wireless subscribers and increased price competition among competing wireless carriers. The Company believes that this is consistent with a general trend in the wireless industry of declining average monthly revenue per subscriber.

          The average monthly service revenue per local cellular subscriber (excluding roaming revenue and equipment sales) decreased to $37.92 for the first quarter of 1998, as compared to $39.40 for the same period a year ago. The Company believes that this decrease is consistent with industry trends over recent years of declining average monthly revenue per cellular subscriber. The Company believes that this decline reflects the continuing industry-wide growth of more convenience-oriented, lower-use subscribers as well as pricing pressures related to increased competition.

          The Company generated $.8 million in PCS roaming revenue during the first quarter of 1998 as compared to none a year ago. This increase reflects the success of the previously mentioned roaming agreements with Alliance partners that became effective during the last five months of 1997. Cellular roaming revenue decreased $.3 million, or 18%, for the first quarter of 1998, as compared to the same period in 1997. This decrease is attributable to the Maine Disposition.

         Other service revenue, which includes activation and installation fees, fees from vertical services and interconnection fees billed to local exchange carriers ("LECs") for connections to the Company's PCS network, increased $.5 million, or 41%, for the first quarter of 1998, as compared to the same period in 1997. This increase is due primarily to the activation fees associated with the addition of new PCS subscribers and the increase in interconnection fees as a result of increased traffic on the Company's PCS network.

         Cost of services includes the cost of: (i) interconnection with LEC facilities; (ii) direct cell site costs (e.g., property taxes and insurance, site lease costs and electric utilities); (iii) PCS and cellular roaming validation (provided by third-party clearinghouses); (iv) long distance toll costs; (v) cellular cloning and fraud; and (vi) supplementary services (such as voice mail). PCS cost of services increased $4.7 million or 109% for the first quarter of 1998, as compared to the same period in 1997. This increase primarily reflects the interconnection and tower lease costs associated with the approximately 500 cell sites that have been placed in service since March 31, 1997 in the Company's expanding PCS network. Cellular cost of services decreased $.6 million, or 58%, in 1998 as compared to 1997 primarily as a result of the Maine Disposition and a significant decrease in costs associated with cloning and subscription fraud in the InterCel division during 1998.

         The Company generated a negative PCS equipment margin of 163% on $6.4 million of sales during the first quarter of 1998, as compared to a negative margin of 133% on $4.8 million of sales for the same period in 1997. The increase in negative PCS equipment margins during the first quarter of 1998 reflects an increase in the percent of handset sales to the Company's agents and mass merchants where the equipment subsidy is higher. The Company generated a negative cellular equipment margin of 136% on $.2 million of sales during the first quarter of 1998, as compared to a negative margin of 250% on $.2 million of sales for the same period in 1997. This change is primarily attributable to the Maine Disposition. The Company expects to continue subsidizing the cost of PCS and cellular handsets to consumers for the foreseeable future.

         Operations costs, which include the costs of maintaining the cellular and PCS systems, customer service, credit and collections and inventory management totaled $10.4 million for first quarter of 1998 while PCS operations costs totaled $9.9 million, a 255% increase over the same period a year ago, primarily as a result of the costs associated with the Company's significantly expanded network and a significant increase in the bad debt provision resulting from the disconnection of non-paying customers. Cellular operations costs totaled $.5 million for the quarter, a 54% decrease from 1997, which is attributable primarily to the Maine Disposition.

         Selling and marketing costs totaled $11.9 million for the first quarter of 1998, an increase of $6.7 million, or 128%, from the same period of 1997. Substantially all of this increase is attributable to ongoing PCS advertising costs, as well as the costs of all direct and indirect sales channels, including commissions incurred as a result of the continued rapid growth in the number of PCS subscribers.

         General and administrative costs ("G&A") were $8.1 million for the first quarter of 1998, an increase of only $.5 million from the same period of 1997. PCS G&A costs, which totaled $7.7 million for the quarter, increased 14% from the same period of 1997 primarily as a result of an increase in the number of employees and the related increase in facilities costs at the Company's corporate and regional administrative offices and information technology center. The increase in PCS G&A was partially offset by a $.5 million decrease in cellular G&A resulting from the Maine Disposition.

         Depreciation and amortization for the first quarter of 1998 totaled $15.3 million, a 61% increase over the same period in 1997, and consisted principally of the depreciation of the cellular and PCS network and the amortization of PCS licenses. Substantially all of this increase is attributable to the depreciation associated with the approximately 500 PCS cell sites that have been placed in service since March 31, 1997 and the amortization costs associated with the Atlanta MTA license which was placed into service during July 1997.

         Net consolidated interest expense totaled $21.8 for the first quarter of 1998 as compared to $4.5 million for the same period in 1997. This increase reflects: (i) the additional interest costs associated with the $300 million 11.125% Senior Notes due June 2007 (the "1997 Notes"); (ii) the lower availability of funds for investment due to the buildout of the PCS network; and
(iii) a reduction in capitalized interest ($.7 million in 1998 as compared to $6.7 million in 1997), which is attributable to the completion and placing in service of substantial portions of the PCS system.

          The effective income tax rate for the first quarters of both 1998 and 1997 was 0%. The Company generated a $57.7 million net loss during the first quarter of 1998 and expects to continue to incur significant operating losses throughout the remainder of 1998 and beyond. The tax benefit of these operating losses will not be recognized until management determines that it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires significant amounts of capital for funding the operations and expansion of its PCS business. Total capital expenditures, including capital expenditures for information technology and the support of the PCS business, totaled approximately $35 million for the first quarter of 1998. Costs associated with the PCS system buildout include tower sites, leasehold improvements, base station and switch equipment and labor expenses related to construction of sites. The Company currently estimates that capital expenditures will total approximately $195 million for the remainder of 1998 relating to the initial buildout of the PCS systems in the Kentucky/Tennessee BTAs and the continued expansion of its Current PCS Markets and its cellular system. By the end of 1998, the Company expects to be able to offer PCS services in markets containing approximately 60% of the population within its PCS markets. Wireless coverage is expected to extend across most metropolitan areas, certain secondary cities and major connecting highway corridors within the PCS markets. Thereafter, based on customer demand and competitive factors, the Company intends to continue to build out its PCS system to enhance and expand its coverage. The Company anticipates that it will need to raise additional financing in the event it decides to make acquisitions of additional licenses or businesses or expand and enhance the existing PCS coverage in existing PCS markets.

         In May 1997, the Company sold its cellular operations in the State of Maine to Rural Cellular Corporation ("Rural Cellular"). On the closing date, Rural Cellular paid the Company $71.8 million in cash and paid $5.4 million into escrow. On November 3, 1997, the $5.4 million was released from escrow to the

Company. In addition, Rural Cellular reimbursed the Company approximately $250,000 for capital expenditures made on its behalf prior to the closing of the transaction.

         On June 10, 1997, the Company issued $300 million principal amount of the 1997 Notes (together with the previously issued Senior Discount Notes due February 2006 and the Senior Discount Notes due May 2006, the "Notes") in a private offering. In September 1997, the Company exchanged substantially all of the private 1997 Notes for substantially identical notes that were registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company used $89.6 million of the proceeds from the 1997 Notes to purchase and pledge, for the benefit of the holders of the 1997 Notes, certain U.S. government securities to provide for the payment of the first six scheduled interest payments on the 1997 Notes.

         On June 5, 1997, pursuant to a Stock Purchase Agreement, dated as of May 23, 1997, between the Company and The Huff Alternative Income Fund, L.P. ("Huff"), the Company issued to Huff 50,000 shares of nonvoting Series C Convertible Preferred Stock for an aggregate purchase price of $22.5 million. Also, on June 5, 1997, pursuant to a Stock Purchase Agreement, dated as of May 23, 1997, between the Company and SCANA Communications, Inc. ("SCANA"), the Company issued to SCANA 50,000 shares of nonvoting Series D Convertible Preferred Stock (together with the Series C Convertible Preferred Stock, the "Preferred Stock"), for an aggregate purchase price of $22.5 million. The Series C Convertible Preferred Stock and Series D Convertible Preferred Stock become convertible on December 5, 1998 and March 14, 2002, respectively, at the option of the holder, into Common Stock at a conversion price of $12.75, subject to adjustment. Both series of Preferred Stock are redeemable at the option of the Company, in whole or in part, on a pro rata basis, at a redemption price of $450 per share plus declared and unpaid dividends, anytime subsequent to June 5, 2002. Both series of Preferred Stock have a liquidation preference over the Common Stock of $450 per share plus declared and unpaid dividends in the event of a liquidation, dissolution or winding up of the Company. Both series of Preferred Stock rank, as to dividends, on parity with the Common Stock.

        On March 4, 1996, Powertel PCS, Inc., a wholly owned subsidiary of the Company ("Powertel PCS"), entered into a $125 million credit agreement (the "Credit Agreement") with Ericsson Inc. ("Ericsson") regarding the purchase of and vendor financing for PCS equipment and services. On October 31, 1996, March 31, 1997, June 26, 1997 and November 18, 1997, Powertel PCS and Ericsson entered into amendments to the Credit Agreement, which increased the equipment financing commitment to $165 million and amended certain other provisions of the Credit Agreement. During the fourth quarter of 1997, the $165 million commitment under the Credit Agreement was syndicated to a group of lenders. On December 23, 1997, the Credit Agreement was amended to increase the financing commitment to $265 million. On February 6, 1998, Powertel PCS and the lenders entered into an amended and restated Credit Agreement to incorporate the terms and conditions of the original agreement and the subsequent amendments.

         Although the Company is currently unable to predict with certainty the amount of expenditures that may be made beyond 1998, the Company expects that it will require additional capital. Sources of additional capital may include vendor financing, cash flow from operations, public and private equity and debt financing and asset dispositions by the Company. The Company may also require additional financing in the event it decides to make acquisitions of additional licenses or businesses. The extent of additional financing required will partially depend on the success of the Company's businesses. The Company currently has no other sources of income or cash flows other than its cellular and PCS operations and the interest income earned from investing its cash and the proceeds of the public and private debt and equity offerings which were completed during 1997 and 1996. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the indentures to the Notes, the Credit Agreement or any future financing arrangements. The restrictions on additional indebtedness under the indentures to the Notes require the Company to satisfy specified leverage ratios in order to incur indebtedness; however, they permit the Company and its subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of inventory or equipment.

         The Company expects to incur significant operating losses and to generate significant negative cash flow from operating activities in the future, while it develops and constructs its PCS system and builds a PCS customer base. Cash interest will not be payable on the 12% Senior Discount Notes due February 2006 and the 12% Senior Discount Notes due May 2006 (collectively, the "Senior Discount Notes") prior to 2001. Management believes that cash flow from operations may be insufficient to repay the Notes or any additional financing that the Company may obtain in full at maturity and that they may need to be refinanced. There can be no assurance that any such refinancing could be effected successfully or on terms acceptable to the Company.

         During the first quarter of 1998, the Company used net cash of $59.0 million for operating activities, as compared to $35.7 million for the same period in 1997. Operating activities for 1998 included $57.7 million of net loss, $15.3 million of depreciation and amortization, $14.3 million of bond accretion on the Senior Discount Notes and $31.7 million related to changes in assets and liabilities.

         Cash used in investing activities was $41.5 million for the first quarter of 1998, as compared to $23.2 million provided from investing activities for the same period in 1997. Investing activities for 1998 consisted primarily of capital expenditures totaling $34.7 million and a decrease in accrued construction costs of $5.2 million (both primarily related to the buildout of the PCS system and support systems).

        Cash provided from financing activities was $15.0 million for the first quarter of 1998, as compared to $34.5 million for the same period in 1997. Financing activities for 1998 consisted primarily of borrowings of $14.7 million under the Credit Agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures About Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997. FAS 130 did not have an impact on the Company, and FAS 131 is not anticipated to have a material impact on the Company's financial statements.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires entities to expense certain start-up costs and organization costs as they are incurred. The Company does not anticipate that this statement will have an impact on its financial statements.

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

         The Company is currently working to address and resolve this issue with respect to its computerized information systems. The Company is also discussing the Year 2000 issue with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company presently believes that with conversions to new systems and modifications to existing software the Year 2000 issue can be mitigated. The Company is currently utilizing and will continue to utilize internal and external resources to implement, reprogram or replace and test software and related assets affected by the Year 2000 issue. The Company expects to complete the majority of its efforts in this area by early 1999 leaving adequate time to assess and correct any significant issues that may materialize. However, if such modifications and conversions are not made, or are not timely, or if systems from third parties on which the Company's systems rely will not be converted on time or if such third parties fail to convert or if such conversions are incompatible with the Company's systems, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans, including the Company's ability to obtain financing in the future; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy (including the Company's anticipated network buildout) and operating strategy; (iv) the Company's anticipated capital needs and anticipated capital expenditures; and (v) projected outcomes and effects on the Company of litigation and investigations concerning the Company. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital, risks associated with the selection of the Company's PCS digital protocol and PCS system implementation, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for the Company's products and services to be commensurate with management's expectations or past experience, the impact of present or future laws and regulations on the Company's business, changes in operating expenses or the failure of operating and buildout expenses to be consistent with management's expectations and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in the Company's filings with Securities and Exchange Commission (the "Commission"), including the "Risk Factors" section of the Company's Registration Statement on Form S-4 (Registration number (333-31399), as declared effective by the Commission on July 31, 1997.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         Reference is made to the Company's Form 10-K for the year ended December 31, 1997 (as filed with the Commission on March 24, 1998) for a discussion of certain legal proceedings. In addition to the legal proceedings discussed therein, the Company is subject from time to time to legal proceedings that arise out of the Company's business operations, including in connection with service, billing and collection matters. Although the actual damages sought in such legal proceedings are generally small, certain of these legal proceedings may seek punitive damages and/or attempt to be certified as class actions. While the Company currently does not expect such legal proceedings to have a material adverse effect on the Company, no assurance can be given that the resolution of any or all of such legal proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

Exhibit
Number            Exhibit Description
------            -------------------

10(a)             Amended and Restated Credit Agreement dated as of February 6,
                  1998, among Powertel PCS, Inc., the Banks and Other Financial
                  Institutions Listed on the Signature Pages thereof, Ericsson
                  Inc., as Agent, and National Westminster Bank PLC, as
                  Administrative Agent for the Lenders. * -

27                Financial Data Schedule (for SEC use only).

---------------------------------

* Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24(b)(2) under the Exchange Act. In accordance with Rule 24(b)(2), these confidential portions have been omitted from this exhibit and filed separately with the Commission.

- The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request, as provided in Item 601(b)(2) of Regulation S-K.

         (B) REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 POWERTEL, INC.



May 12, 1998                        /s/ Allen E. Smith
------------                        -------------------------------------------
                                    Allen E. Smith
                                    President and Chief Executive Officer



May 12, 1998                        /s/ Fred G. Astor, Jr.
------------                        -------------------------------------------
                                    Fred G. Astor, Jr.
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number            Exhibit Description
------            -------------------

10(a)             Amended and Restated Credit Agreement dated as of February 6,
                  1998, among Powertel PCS, Inc., the Banks and Other Financial
                  Institutions Listed on the Signature Pages thereof, Ericsson
                  Inc., as Agent, and National Westminster Bank PLC, as
                  Administrative Agent for the Lenders. * -

27                Financial Data Schedule (for SEC use only).

---------------------------------

* Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24(b)(2) under the Exchange Act. In accordance with Rule 24(b)(2), these confidential portions have been omitted from this exhibit and filed separately with the Commission.

- The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request, as provided in Item 601(b)(2) of Regulation S-K.