Form 10-Q
period 1998-06-30
POWERTEL INC /DE/
filed 1998-08-14
CIK 876318

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       Or

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO       , 19  .
                                                         ------    ------    --

                         Commission File Number: 0-23102

                           ---------------------------

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


       Registrant's telephone number, including area code: (706) 645-2000



     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                   Outstanding at August 10, 1998

         Common Stock, $0.01 par value                 26,977,885

                                 POWERTEL, INC.

                               INDEX TO FORM 10-Q

                                                                                                          PAGE
                                                                                                          ----
PART I                           FINANCIAL INFORMATION

               Item 1.           Financial Statements.............................................          3

                                 Condensed Consolidated Balance Sheets as of
                                 June 30, 1998 and December 31, 1997..............................          3

                                 Condensed Consolidated Statements of Operations for the
                                 Three Months and Six Months ended June 30, 1998 and
                                 1997.............................................................          4

                                 Condensed Consolidated Statements of Cash Flows for the
                                 Six Months ended June 30, 1998 and 1997..........................          5

                                 Condensed Notes to Consolidated Financial Statements.............          6

               Item 2.           Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations..............................          8

               Item 3.           Quantitative and Qualitative Disclosure About Market
                                 Risks............................................................         19

PART II                          OTHER INFORMATION

               Item 1.           Legal Proceedings................................................         20

               Item 2.           Changes in Securities and Use of Proceeds........................         20

               Item 4.           Submission of Matters to a Vote of Security Holders..............         21

               Item 5.           Other Information................................................         21

               Item 6.           Exhibits and Reports on Form 8-K.................................         22

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 POWERTEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    1998                1997
                                                                                ------------        ------------
                                                                                     (DOLLARS IN THOUSANDS)
                                                                                (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $    347,175        $    326,954
  Restricted cash for payment of interest                                             33,375              33,375
  Accounts receivable, net of allowance for doubtful accounts                         23,566              34,549
  Inventories                                                                         22,646               3,975
  Prepaid expenses and other                                                           8,311               6,631
                                                                                ------------        ------------
                                                                                     435,073             405,484
                                                                                ------------        ------------

PROPERTY AND EQUIPMENT, AT COST:                                                     615,971             541,449
  Less:  accumulated depreciation                                                    (76,231)            (49,699)
                                                                                ------------        ------------
                                                                                     539,740             491,750
                                                                                ------------        ------------

OTHER ASSETS:
  Licenses, net                                                                      412,659             416,252
  Restricted cash for payment of interest                                             29,280              43,710
  Deferred charges and other, net                                                     20,238              21,396
                                                                                ------------        ------------
                                                                                     462,177             481,358
                                                                                ------------        ------------

       Total Assets                                                             $  1,436,990        $  1,378,592
                                                                                ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                                      $      8,277        $     46,133
  Accrued construction costs                                                           8,289              23,092
  Accrued interest                                                                     2,781               2,781
  Accrued taxes other than income                                                      7,641               6,056
  Accrued other                                                                       11,633              11,015
  Advance billings and customer deposits                                               3,954               2,429
  Current portion of long-term obligations                                               331                 256
                                                                                ------------        ------------
                                                                                      42,906              91,762
                                                                                ------------        ------------

LONG TERM OBLIGATIONS:
  12% Senior Discount Notes due February 2006                                        259,076             244,014
  12% Senior Discount Notes due May 2006                                             258,997             244,344
  11.125% Senior Notes due June 2007                                                 300,000             300,000
  Credit Facility                                                                    222,812             179,961
  Other                                                                                  765                 695
                                                                                ------------        ------------
                                                                                   1,041,650             969,014
                                                                                ------------        ------------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE CONVERTIBLE, REDEEMABLE PREFERRED
  STOCK                                                                              149,651                  --
                                                                                ------------        ------------

STOCKHOLDERS' EQUITY:
  Series A-D Convertible Preferred Stock                                                   4                   4
  Common Stock                                                                           270                 270
  Paid-in capital                                                                    477,296             477,109
  Accumulated deficit                                                               (273,432)           (157,934)
  Deferred compensation                                                               (1,010)             (1,288)
  Treasury stock, at cost                                                               (345)               (345)
                                                                                ------------        ------------
                                                                                     202,783             317,816
                                                                                ------------        ------------

       Total Liabilities and Stockholders' Equity                               $  1,436,990        $  1,378,592
                                                                                ============        ============


            The accompanying condensed notes to financial statements
                   are an integral part of these statements.

                                 POWERTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                         1998           1997           1998           1997
                                                      ----------     ----------     ----------     ----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES AND SALES:
   Monthly access revenue                             $   20,073     $    8,291     $   36,267     $   16,831
   Airtime revenue                                         8,861          2,434         16,405          4,261
   Roaming revenue                                         1,949          1,228          3,525          2,470
   Toll revenue                                            3,165          1,508          6,261          2,798
   Installation and connection revenue                       561            304          1,590            971
   Other revenue                                           1,208            507          1,846          1,025
                                                      ----------     ----------     ----------     ----------
       Total service revenues                             35,817         14,272         65,894         28,356
   Equipment sales                                         4,962          2,357         11,608          7,382
                                                      ----------     ----------     ----------     ----------
       Total revenues and sales                           40,779         16,629         77,502         35,738
                                                      ----------     ----------     ----------     ----------

OPERATING EXPENSES:
   Cost of services                                       10,372          7,696         19,921         13,124
   Cost of equipment sold                                 12,585          4,747         30,010         16,734
   Operations                                             14,028          3,550         24,426          7,359
   Selling and marketing                                  13,350          9,042         25,265         14,279
   General and administrative                              8,662          5,237         16,792         12,917
   Depreciation                                           13,597          8,563         26,532         16,903
   Amortization                                            2,389          1,069          4,781          2,247
                                                      ----------     ----------     ----------     ----------
       Total operating expenses                           74,983         39,904        147,727         83,563
                                                      ----------     ----------     ----------     ----------

OPERATING LOSS                                           (34,204)       (23,275)       (70,225)       (47,825)
                                                      ----------     ----------     ----------     ----------

OTHER EXPENSE (INCOME):
   Interest expense, net                                  23,660          7,095         45,492         11,638
   Gain on sale of subsidiary                                 --        (41,912)            --        (41,912)
   Miscellaneous income, net                                 (56)          (595)          (219)          (122)
                                                      ----------     ----------     ----------     ----------
       Total other expense (income)                       23,604        (35,412)        45,273        (30,396)
                                                      ----------     ----------     ----------     ----------

(LOSS) INCOME BEFORE INCOME TAXES                        (57,808)        12,137       (115,498)       (17,429)
INCOME TAX (BENEFIT) PROVISION                                --             --             --             --
                                                      ----------     ----------     ----------     ----------

NET (LOSS) INCOME                                     $  (57,808)    $   12,137     $ (115,498)    $  (17,429)
                                                      ==========     ==========     ==========     ==========

PER SHARE DATA:
   BASIC (LOSS) INCOME PER COMMON SHARE               $    (2.15)    $     0.45     $    (4.29)    $    (0.65)
                                                      ==========     ==========     ==========     ==========

   DILUTED (LOSS) INCOME PER COMMON SHARE             $    (2.15)    $     0.42     $    (4.29)    $    (0.65)
                                                      ==========     ==========     ==========     ==========


            The accompanying condensed notes to financial statements
                   are an integral part of these statements.

                                 POWERTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   1998           1997
                                                                                ----------     ----------
                                                                                  (DOLLARS IN THOUSANDS)
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss                                                                      $ (115,498)    $  (17,429)
  Adjustments to reconcile net loss to net cash used in
      operating activities -
    Gain on sale of subsidiary, net                                                     --        (41,912)
    Depreciation and amortization                                                   31,313         19,150
    Bond accretion                                                                  28,756         12,702
    Amortization of deferred offering costs                                          1,224            824
    Other                                                                              278            (53)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                    10,983         (5,770)
      Increase in inventories                                                      (18,671)       (14,649)
      (Increase) decrease in other assets                                           (1,746)         9,350
      Increase (decrease) in accounts payable and accrued expenses                 (35,653)         5,498
      Increase in advance billings and customer deposits                             1,525            847
                                                                                ----------     ----------
         Net cash used in operating activities                                     (97,489)       (31,442)
                                                                                ----------     ----------

CASH FLOWS (USED IN) PROVIDED FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (74,202)      (110,676)
  Decrease in accrued construction costs                                           (14,803)          (931)
  Purchase of FCC licenses                                                              --        (31,251)
  Liquidation of short-term investments                                             14,430         75,659
  Purchase of long-term investments                                                     --        (89,618)
  Microwave relocation costs                                                          (549)        (5,972)
  Proceeds from sale of subsidiary                                                      --         77,204
                                                                                ----------     ----------
         Net cash used in investing activities                                     (75,124)       (85,585)
                                                                                ----------     ----------

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES:
  Proceeds from sale of cumulative convertible preferred stock, net                149,651             --
  Proceeds from sale of preferred stock, net                                            --         44,996
  Proceeds from sale of common stock, net                                              187             13
  Proceeds from issuance of senior notes, net                                           --        291,284
  Borrowings under Credit Facility                                                  42,851         40,424
  Other                                                                                145            533
                                                                                ----------     ----------
         Net cash provided from financing activities                               192,834        377,250
                                                                                ----------     ----------

NET INCREASE IN CASH                                                                20,221        260,223
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   326,954        185,525
                                                                                ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  347,175     $  445,748
                                                                                ==========     ==========


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

3. On June 22, 1998, pursuant to a Stock Purchase Agreement between the Company and SCANA Communications, Inc., a wholly-owned subsidiary of SCANA Corporation ("SCANA"), SCANA purchased 50,000 shares of Series E 6.5% Cumulative Convertible Redeemable Preferred Stock from the Company in a private placement for an aggregate purchase price of $75 million. Also, on June 22, 1998, pursuant to a Stock Purchase Agreement between the Company and ITC Wireless, Inc., a wholly-owned subsidiary of ITC Holding Company, Inc. ("ITC Wireless"), ITC Wireless purchased 50,000 shares of Series F 6.5% Cumulative Convertible Redeemable Preferred Stock from the Company in a private placement for an aggregate purchase price of $75 million.

4. Effective with the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the restatement of all prior periods earnings per common share ("EPS") amounts. The components of EPS and their derivation as required under SFAS 128 are as follows:

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                        -------------------------     -------------------------
                                                           1998           1997           1998           1997
                                                        ----------     ----------     ----------     ----------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net (loss) income                                       $  (57,808)    $   12,137     $ (115,498)    $  (17,429)
 Cumulative convertible, redeemable preferred
  stock dividends                                             (186)            --           (186)            --
                                                        ----------     ----------     ----------     ----------
Net (loss) income available to common shareholders      $  (57,994)    $   12,137     $ (115,684)    $  (17,429)
                                                        ==========     ==========     ==========     ==========

Basic Earnings Per Share:

Average common shares outstanding                           26,982         26,812         26,968         26,812
                                                        ==========     ==========     ==========     ==========

Basic Earnings Per Share                                $    (2.15)    $     0.45     $    (4.29)    $    (0.65)
                                                        ==========     ==========     ==========     ==========

Diluted Earnings Per Share:

Average common shares outstanding before dilution           26,982         26,812         26,968         26,812
 Dilutive effect of common stock options                        --            385             --             --
 Dilutive effective of preferred stock                          --          1,500             --             --
                                                        ----------     ----------     ----------     ----------
Diluted average common shares outstanding                   26,982         28,697         26,968         26,812
                                                        ==========     ==========     ==========     ==========

Diluted Earnings Per Share                              $    (2.15)    $     0.42     $    (4.29)    $    (0.65)
                                                        ==========     ==========     ==========     ==========

     Basic EPS was computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the quarter. Diluted EPS is the same as basic EPS for all periods presented except the three months ended June 30, 1997, due to the fact that all Common Stock equivalents would have an antidilutive effect.

5. The Company is subject to litigation related to matters arising in the normal course of business, including in connection with service, billing and collection matters. While the Company does not expect such litigation to have a material adverse effect on the Company, no assurance can be given that the resolution of any or all of such litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

     Powertel's PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.3 million people in the Major Trading Areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama (the "Current PCS Markets") and in 13 Basic Trading Areas in Kentucky and Tennessee (the "Kentucky/Tennessee BTAs"). The Company first introduced its PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, has launched its PCS services in a total of 26 markets in the Southeast. In all of these markets, except the Atlanta, Georgia MTA, where the Company acquired its licenses from GTE Mobilnet Incorporated in 1996, the Company was the first to offer PCS services commercially. Powertel intends to continue to rapidly build out its PCS network and to launch its PCS services. As of June 30, 1998, the Company had approximately 181,000 PCS subscribers.

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

     As a result of: (i) the significant costs required to build out and maintain the PCS system, hire and manage the required personnel to operate the PCS business and market its services; (ii) the subsidization of PCS handsets to customers; and (iii) the depreciation of PCS equipment and amortization of the PCS licenses, the Company incurred a net loss of $115.5 million for the six months ended June 30, 1998. The Company expects to continue incurring significant operating losses during 1998 and thereafter as it continues to build out its PCS system, develop its PCS customer base and subsidize the cost of PCS handsets to its customers.

     Minimizing customer attrition, or "churn," becomes a greater challenge as the subscriber base grows and the wireless marketplace becomes more competitive. The Company generated an average monthly churn rate of 1.8% and 4.3% for its cellular and PCS businesses, respectively, for the three months ended June 30, 1998. The Company remains focused on improving its PCS churn rate in the near future through more focused collections efforts, stricter credit evaluation policies, implementation of fraud prevention tools, a proactive customer retention program and the introduction of a prepaid service alternative for credit-challenged customers. However, the Company expects that ongoing PCS churn rates could be higher than historical churn rates for cellular carriers as more competitors and competitive services enter the marketplace. Additionally, the ability of PCS subscribers to activate service via the phone ("over the air activation") without any face-to-face contact with Company representatives increases the Company's susceptibility to subscription fraud, which ultimately results in churn.

     During the third quarter of 1998 the Company plans to launch a dual-mode (GSM and analog cellular) product offering and new, network-based pre-pay plans. Additionally, the Company plans to launch certain wireless data delivery services by late 1998.

     The Company is a member of the North American GSM Alliance (the "Alliance"), a consortium of 13 PCS carriers which offer PCS service through the Global System for Mobile Communication ("GSM") throughout North America. All members of the Alliance have executed roaming agreements with each other, thereby allowing GSM customers to roam throughout many major metropolitan areas in the United States and Canada. Additionally, the Company has signed several international roaming agreements and expects to sign numerous others with international GSM carriers to facilitate international roaming.

     Unless otherwise indicated, all population data set forth herein is based on the 1996 Paul Kagan Associates, Inc. Cellular/PCS Pop Book.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

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

                                                                THREE MONTHS ENDED JUNE 30,
                                         ----------------------------------------------------------------------
                                                        1998                                  1997
                                         ----------------------------------    --------------------------------
                                                                  COMBINED                             COMBINED
                                                                  CELLULAR                             CELLULAR
                                                                     AND                                  AND
                                         CELLULAR       PCS          PCS       CELLULAR       PCS         PCS
                                         --------    ---------    ---------    --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
SERVICE REVENUE & COST ANALYSIS:
Service revenue
  Local customers--
   Access revenue                        $  2,019    $  18,054    $  20,073    $  2,675    $  5,616    $  8,291
   Airtime revenue                            793        8,068        8,861       1,376       1,058       2,434
   Toll revenue                                60        2,435        2,495          99         981       1,080
                                         --------    ---------    ---------    --------    --------    --------
                                            2,872       28,557       31,429       4,150       7,655      11,805
                                         --------    ---------    ---------    --------    --------    --------
  Roamers--
   Access & airtime revenue                 1,292          657        1,949       1,228          --       1,228
   Toll revenue                               474          196          670         428          --         428
                                         --------    ---------    ---------    --------    --------    --------
                                            1,766          853        2,619       1,656          --       1,656
                                         --------    ---------    ---------    --------    --------    --------
  Other--
   Installation and connection                 40          521          561          28         276         304
   Other                                      184        1,024        1,208         277         230         507
                                         --------    ---------    ---------    --------    --------    --------
                                              224        1,545        1,769         305         506         811
                                         --------    ---------    ---------    --------    --------    --------
     Total service revenue                  4,862       30,955       35,817       6,111       8,161      14,272
Cost of services                              496        9,876       10,372       1,085       6,611       7,696
                                         --------    ---------    ---------    --------    --------    --------
  Gross margin                           $  4,366    $  21,079    $  25,445    $  5,026    $  1,550    $  6,576
                                         ========    =========    =========    ========    ========    ========
EQUIPMENT SALES & COST ANALYSIS:
Equipment sales                          $    194    $   4,768    $   4,962    $    356    $  2,001    $  2,357
Cost of equipment sales                       406       12,179       12,585         772       3,975       4,747
                                         --------    ---------    ---------    --------    --------    --------
  Gross margin                           $   (212)   $  (7,411)   $  (7,623)   $   (416)   $ (1,974)   $ (2,390)
                                         ========    =========    =========    ========    ========    ========
OPERATING MARGIN ANALYSIS:
Total revenues                           $  5,056    $  35,723    $  40,779    $  6,467    $ 10,162    $ 16,629
                                         --------    ---------    ---------    --------    --------    --------
Operating expenses--
  Cost of services and equipment sales        902       22,055       22,957       1,857      10,586      12,443
  Operations                                  464       13,564       14,028         763       2,787       3,550
  Selling and marketing                       528       12,822       13,350         946       8,096       9,042
  General and administrative                  488        8,174        8,662         670       4,567       5,237
  Depreciation                                443       13,154       13,597         602       7,961       8,563
  Amortization                                 --        2,389        2,389          68       1,001       1,069
                                         --------    ---------    ---------    --------    --------    --------
    Total operating expenses                2,825       72,158       74,983       4,906      34,998      39,904
                                         --------    ---------    ---------    --------    --------    --------
Operating income (loss)                  $  2,231    $ (36,435)     (34,204)   $  1,561    $(24,836)    (23,275)
                                         ========    =========                 ========    ========
Gain on sale of subsidiary                                               --                             (41,912)
Interest expense, net                                                23,660                               7,095
Miscellaneous income                                                    (56)                               (595)
                                                                  ---------                            --------
(Loss) income before income taxes                                   (57,808)                             12,137
Income tax (benefit) provision                                           --                                  --
                                                                  ---------                            --------
    Net (loss) income                                             $ (57,808)                           $ 12,137
                                                                  =========                            ========
Other Supplemental Data:
  Subscribers at end of period             27,529      181,431      208,960      24,331      45,271      69,602
  Capital expenditures                   $    245    $  39,212    $  39,457    $    651    $ 73,816    $ 74,467

     The following discussion reflects the Company's results of operations for its PCS and cellular lines of business. All general corporate costs have been allocated to the PCS line of business.

     Service revenue from local customers increased $19.6 million, or 166%, for the three months ended June 30, 1998, as compared to the same period of 1997. PCS service revenue from local customers increased $20.9 million, or 273%, primarily as a result of the continued increase in subscribers (to approximately 181,000 at June 30, 1998 from approximately 45,000 at June 30, 1997), which is attributable to the launch of nine new PCS markets, including Atlanta, Georgia, since June 30, 1997. Cellular service revenue from local customers decreased $1.3 million, or 31%, primarily as a result of the Maine Disposition, which occurred during the second quarter of 1997, and the corresponding disposition of approximately 27,000 customers.

     The average monthly service revenue ("RPU") per local PCS subscriber was $56.11 for the three months ended June 30, 1998 as compared to $65.06 for the same period a year ago. This decrease is attributable primarily to changes in the Company's rate plan offerings from 1997 to 1998. At June 30, 1997, the majority of the Company's PCS subscribers were participants in a promotional plan under which they received unlimited monthly airtime for local calling for a fixed monthly fee of $50. In 1998, the Company has been offering multiple rate plans with fixed monthly access charges ranging from $20 to $90. These rate plans have resulted in an overall reduction in RPU per local PCS subscriber as customers gravitate toward lower fixed-rate plans, a trend consistent with a general trend in the wireless industry of declining average monthly revenue per subscriber. The Company anticipates marginal declines in its RPU per local PCS subscriber in future periods primarily due to lower minute usage by new wireless subscribers and increased price competition among wireless carriers.

     The RPU per local cellular subscriber decreased to $36.81 for the three months ended June 30, 1998 as compared to $43.33 for the same period a year ago. As previously noted, the Company believes that these changes in monthly service revenues for cellular customers reflect the same wireless industry trends toward lower usage patterns among customers and increased price competition among wireless carriers.

     The Company generated $.9 million in PCS roaming revenue during the three months ended June 30, 1998 as compared to none a year ago. This increase reflects the success of the previously mentioned roaming agreements with Alliance partners that became effective during the last five months of 1997. Cellular roaming revenue increased $.1 million, or 7%, for the three months ended June 30, 1998 as compared to the same period in 1997.

     Other service revenue, which includes activation and installation fees, fees from vertical services and interconnection fees billed to local exchange carriers ("LECs") for connections to the Company's PCS network, increased $1.0 million, or 118%, for the three months ended June 30, 1998 as compared to the same period in 1997. This increase is due primarily to PCS subscribers' activation fees and the increase in interconnection fees as a result of increased utilization of the Company's PCS network by LECs.

     Cost of services includes the cost of: (i) interconnection with LEC facilities; (ii) direct cell site costs (e.g., property taxes and insurance, site lease costs and electric utilities); (iii) PCS and cellular roaming validation (provided by third-party clearinghouses); (iv) long distance toll costs; (v) cellular cloning and fraud; and (vi) supplementary services (such as voice mail). PCS cost of services increased $3.3 million, or 49%, for the three months ended June 30, 1998 as compared to the same period in 1997. This increase primarily reflects interconnection and tower lease costs associated with the approximately 500 cell sites that have been placed in service since June 30, 1997 in the Company's expanding PCS network. Cellular cost of services decreased $.6 million, or 54%, for the three months ended June 30, 1998 as compared to the same period in 1997 as a result of the Maine Disposition and a significant decrease in costs associated with cloning and subscription fraud in the InterCel division during 1998.

     The Company generated a negative PCS equipment margin of 155% on $4.8 million of sales during the three months ended June 30, 1998, as compared to a negative margin of 99% on $2.0 million of sales for the same period in 1997. The increase in negative PCS equipment margins during the first quarter of 1998 reflects an increase in the number of handset sales to the Company's agents and mass merchants, where the equipment subsidy is higher. Additionally, the Company offered several handsets at special promotional prices during the second quarter of 1998. The Company generated a negative cellular equipment margin of 109% for the three months ended June 30, 1998, as compared to a negative margin of 117% for the same period in 1997. The Company expects to continue subsidizing the cost of PCS and cellular handsets to consumers for the foreseeable future.

     Operations costs, which include the costs of maintaining the cellular and PCS systems, customer service, credit and collections (including bad debt) and inventory management, totaled $14.0 million for the three months ended June 30, 1998. PCS operations costs totaled $13.6 million, a 387% increase over the same period in 1997, primarily as a result of the costs associated with the Company's significantly expanded network and a significant increase in the bad debt provision resulting from the disconnection of non-paying customers. Cellular operations costs totaled $.5 million for the three months ended June 30, 1998, a 39% decrease from 1997, which is attributable primarily to the Maine Disposition.

     Selling and marketing costs totaled $13.4 million for the three months ended June 30, 1998, an increase of $4.3 million, or 48%, from the same period of 1997. Substantially all of this increase is attributable to continued increases in PCS advertising and marketing costs and the expansion of the Company's various sales distribution channels.

     General and administrative costs ("G&A") were $8.7 million for the three months ended June 30, 1998, an increase of $3.4 million, or 65%, from the same period of 1997. PCS G&A costs, which totaled $8.2 million for the three months ended June 30, 1998, increased 79% from the same period of 1997, primarily as a result of increased headcount and the related increase in facilities costs at the Company's corporate and regional administrative offices and information technology center. The increase in PCS G&A was partially offset by a $.2 million decrease in cellular G&A resulting primarily from the Maine Disposition.

     Depreciation and amortization for the three months ended June 30, 1998 totaled $16 million, a 66% increase over the same period in 1997, and consists principally of the depreciation of the cellular and PCS network and the amortization of PCS licenses. Substantially all of this increase is attributable to the depreciation associated with the approximately 500 PCS cell sites placed in service since June 30, 1997 and the amortization costs associated with the Atlanta MTA license which was placed in service during July 1997.

     Net consolidated interest expense totaled $23.7 million for the three months ended June 30, 1998, as compared to $7.1 million for the same period in 1997. This increase reflects: (i) the additional interest costs associated with the $300 million 11.125% Senior Notes due June 2007; (ii) the lower availability of funds for investment due to the buildout of the PCS network; and (iii) a reduction in capitalized interest ($.3 million for the three months ended June 30, 1998, as compared to $6.9 million for the same period in 1997), which is attributable to the completion and placing in service of the majority of the Company's PCS system.

     The effective income tax rate for both the three months ended June 30, 1998 and 1997 was 0%. The Company generated a $57.8 million net loss during the three months ended June 30, 1998 and expects to continue to incur significant operating losses throughout the remainder of 1998 and beyond. The tax benefit of these operating losses will not be recognized until management determines that it is more likely than not that such benefit is realizable.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

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

                                                                 SIX MONTHS ENDED JUNE 30,
                                         ------------------------------------------------------------------------
                                                        1998                                  1997
                                         ----------------------------------    ----------------------------------
                                                                  COMBINED                              COMBINED
                                                                  CELLULAR                              CELLULAR
                                                                     AND                                   AND
                                         CELLULAR       PCS          PCS       CELLULAR       PCS          PCS
                                         --------    ---------    ---------    --------    ---------   ----------
                                                                  (DOLLARS IN THOUSANDS)
SERVICE REVENUE & COST ANALYSIS:
Service revenue
 Local customers--
  Access revenue                         $  4,011    $  32,256    $  36,267    $  6,675    $  10,156    $  16,831
  Airtime revenue                           1,587       14,818       16,405       2,921        1,340        4,261
  Toll revenue                                112        4,869        4,981         317        1,654        1,971
                                         --------    ---------    ---------    --------    ---------    ---------
                                            5,710       51,943       57,653       9,913       13,150       23,063
                                         --------    ---------    ---------    --------    ---------    ---------
 Roamers--
  Access & airtime revenue                  2,295        1,230        3,525       2,470           --        2,470
  Toll revenue                                824          456        1,280         827           --          827
                                         --------    ---------    ---------    --------    ---------    ---------
                                            3,119        1,686        4,805       3,297           --        3,297
                                         --------    ---------    ---------    --------    ---------    ---------
 Other--
  Installation and connection                  52        1,538        1,590          70          901          971
  Other                                       315        1,531        1,846         569          456        1,025
                                         --------    ---------    ---------    --------    ---------    ---------
                                              367        3,069        3,436         639        1,357        1,996
                                         --------    ---------    ---------    --------    ---------    ---------
    Total service revenue                   9,196       56,698       65,894      13,849       14,507       28,356
Cost of services                              944       18,977       19,921       2,154       10,970       13,124
                                         --------    ---------    ---------    --------    ---------    ---------
  Gross margin                           $  8,252    $  37,721    $  45,973    $ 11,695    $   3,537    $  15,232
                                         ========    =========    =========    ========    =========    =========
EQUIPMENT SALES & COST ANALYSIS:
Equipment sales                          $    394    $  11,214    $  11,608    $    596    $   6,786    $   7,382
Cost of equipment sales                       877       29,133       30,010       1,612       15,122       16,734
                                         --------    ---------    ---------    --------    ---------    ---------
  Gross margin                           $   (483)   $ (17,919)   $ (18,402)   $ (1,016)   $  (8,336)   $  (9,352)
                                         ========    =========    =========    ========    =========    =========
OPERATING MARGIN ANALYSIS:
Total revenues                           $  9,590    $  67,912    $  77,502    $ 14,445    $  21,293    $  35,738
                                         --------    ---------    ---------    --------    ---------    ---------
Operating expenses--
  Cost of services and equipment sales      1,821       48,110       49,931       3,766       26,092       29,858
  Operations                                  928       23,498       24,426       1,773        5,586        7,359
  Selling and marketing                     1,117       24,148       25,265       2,185       12,094       14,279
  General and administrative                  916       15,876       16,792       1,583       11,334       12,917
  Depreciation                                969       25,563       26,532       1,553       15,350       16,903
  Amortization                                 --        4,781        4,781         246        2,001        2,247
                                         --------    ---------    ---------    --------    ---------    ---------
    Total operating expenses                5,751      141,976      147,727      11,106       72,457       83,563
                                         --------    ---------    ---------    --------    ---------    ---------
Operating income (loss)                  $  3,839    $ (74,064)     (70,225)   $  3,339    $ (51,164)     (47,825)
                                         ========    =========                 ========    =========
Gain on sale of subsidiary                                               --                               (41,912)
Interest expense, net                                                45,492                                11,638
Miscellaneous income                                                   (219)                                 (122)
                                                                  ---------                             ---------
(Loss) income before income taxes                                  (115,498)                              (17,429)
Income tax (benefit) provision                                           --                                    --
                                                                  ---------                             ---------
    Net (loss) income                                             $(115,498)                            $ (17,429)
                                                                  =========                             =========
Other Supplemental Data:
    Subscribers at end of period           27,529      181,431      208,960      24,331       45,271       69,602
    Capital expenditures                 $    886    $  73,316    $  74,202    $  1,238    $ 109,438    $ 110,676

     The following discussion reflects the Company's results of operations for its PCS and cellular lines of business. All general corporate costs have been allocated to the PCS line of business.

     Service revenue from local customers increased $34.6 million, or 150%, for the six months ended June 30, 1998, as compared to the same period of 1997. PCS service revenue from local customers increased $38.8 million, or 295%, as a result of the continued increase in subscribers (to approximately 181,000 at June 30, 1998 from approximately 45,000 at June 30, 1997), which is attributable to the launch of nine new PCS markets, including Atlanta, Georgia, since June 30, 1997. Cellular service revenue from local customers decreased $4.2 million, or 42%, primarily as a result of the Maine Disposition, which occurred during the second quarter of 1997, and the corresponding disposition of approximately 27,000 customers.

     RPU per local PCS subscriber was $56.79 for the six months ended June 30, 1998 as compared to $64.72 for the same period a year ago. This decrease is attributable primarily to changes in the Company's rate plan offerings from 1997 to 1998. At June 30, 1997, the majority of the Company's PCS subscribers were participants in a promotional plan under which they received unlimited monthly airtime for local calling for a fixed monthly fee of $50. In 1998, the Company has been offering multiple rate plans with fixed monthly access charges ranging from $20 to $90. These rate plans have resulted in an overall reduction in RPU per local PCS subscriber as customers gravitate toward lower fixed-rate plans, a trend consistent with a general trend in the wireless industry of declining RPU per local PCS subscriber. The Company anticipates marginal declines in its RPU per local PCS subscriber in future periods primarily due to lower minute usage by new wireless subscribers and increased price competition among wireless carriers.

     The RPU per local cellular subscriber decreased to $37.37 for the six months ended June 30, 1998 as compared to $39.40 for the same period a year ago. As previously noted, the Company believes that these changes in monthly service revenues for cellular customers reflect the same wireless industry trends toward lower usage patterns among customers and increased price competition among wireless carriers.

     The Company generated $1.7 million in PCS roaming revenue during the six months ended June 30, 1998 as compared to none a year ago. This increase reflects the success of the previously mentioned roaming agreements with Alliance partners that became effective during the last five months of 1997. Cellular roaming revenue decreased $.2 million, or 5%, for the six months ended June 30, 1998 as compared to the same period in 1997. This decrease is attributable to the Maine Disposition.

     Other service revenue, which includes activation and installation fees, fees from vertical services and interconnection fees billed to LECs for connections to the Company's PCS network, increased $1.4 million, or 72%, for the six months ended June 30, 1998 as compared to the same period in 1997. This increase is due primarily to PCS subscribers' activation fees and the increase in interconnection fees as a result of increased utilization of the Company's PCS network by LECs.

     Cost of services includes the cost of: (i) interconnection with LEC facilities; (ii) direct cell site costs (e.g., property taxes and insurance, site lease costs and electric utilities); (iii) PCS and cellular roaming validation (provided by third-party clearinghouses); (iv) long distance toll costs; (v) cellular cloning and fraud; and (vi) supplementary services (such as voice mail). PCS cost of services increased $8.0 million, or 73%, for the six months ended June 30, 1998 as compared to the same period in 1997. This increase primarily reflects the interconnection and tower lease costs associated with the approximately 500 cell sites that have been placed in service since June 30, 1997 in the Company's expanding PCS network. Cellular cost of services decreased $1.2 million, or 56%, for the six months ended June 30, 1998 as compared to the same period in 1997 as a result of the Maine Disposition and a significant decrease in costs associated with cloning and subscription fraud in the InterCel division during 1998.

     The Company generated a negative PCS equipment margin of 160% on $11.2 million of sales for the six months ended June 30, 1998, as compared to a negative margin of 123% on $6.8 million of sales for the same period in 1997. The increase in negative PCS equipment margins during the six months ended June 30, 1998 reflects an increase in the number of handset sales to the Company's agents and mass merchants, where the equipment subsidy is higher. Additionally, the Company offered several handsets at special promotional prices during the second quarter of 1998. The Company generated a negative cellular equipment margin of 123% on $.4 million of sales for the six months ended June 30, 1998, as compared to a negative margin of 170% on $.6 million of sales for the same period in 1997. The Company expects to continue subsidizing the cost of PCS and cellular handsets to consumers for the foreseeable future.

     Operations costs, which include the costs of maintaining the cellular and PCS systems, customer service, credit and collections (including bad debt) and inventory management, totaled $24.4 million for the six months ended June 30, 1998. PCS operations costs totaled $23.5 million, a 321% increase over the same period in 1997, which is attributable to increases in customer service costs incurred to service the expanding customer base and increases in costs to maintain the expanding network. The Company also experienced a significant increase in the bad debt provision resulting from the disconnection of non-paying customers. Cellular operations costs totaled $.9 million for the six months ended June 30, 1998, a 48% decrease from 1997, which is attributable primarily to the Maine Disposition.

     Selling and marketing costs totaled $25.3 million for the six months ended June 30, 1998, an increase of $11 million, or 77%, from the same period of 1997. Substantially all of this increase is attributable to continued increases in PCS advertising and marketing costs and the expansion of the Company's various sales distribution channels.

     G&A costs were $16.8 million for the six months ended June 30, 1998, an increase of $3.9 million, or 30%, from the same period of 1997. PCS G&A costs, which totaled $15.9 million for the six months ended June 30, 1998, increased 40% from the same period of 1997, primarily as a result of increased headcount and the related increase in facilities costs at the Company's corporate and regional administrative offices and information technology center. The increase in PCS G&A was partially offset by a $.7 million decrease in cellular G&A resulting primarily from the Maine Disposition.

     Depreciation and amortization for the six months ended June 30, 1998 totaled $31.3 million, a 64% increase over the same period in 1997, and consists principally of the depreciation of the cellular and PCS network and the amortization of PCS licenses. Substantially all of this increase is attributable to the depreciation associated with the approximately 500 PCS cell sites that have been placed in service since June 30, 1997 and the amortization costs associated with the Atlanta MTA license which was placed into service during July of 1997.

     Net consolidated interest expense totaled $45.5 million for the six months ended June 30, 1998, as compared to $11.6 million for the same period in 1997. This increase reflects: (i) the additional interest costs associated with the $300 million 11.125% Senior Notes due June 2007; (ii) the lower availability of funds for investment due to the buildout of the PCS network and; (iii) a reduction in capitalized interest ($1.0 million for the six months ended June 30, 1998, as compared to $13.7 million for the same period in 1997), which is attributable to the completion and placing in service of the majority of the Company's PCS system.

     The effective income tax rate for both the six months ended June 30, 1998 and 1997 was 0%. The Company generated a $115.5 million net loss during the six months ended June 30, 1998 and expects to continue to incur significant operating losses throughout the remainder of 1998 and beyond. The tax benefit of these operating losses will not be recognized until management determines that it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires significant amounts of capital for funding the operations and expansion of its PCS business. Total capital expenditures, including capital expenditures for information technology and other support of the PCS business, totaled approximately $74 million for the six months ended June 30, 1998. Costs associated with the PCS system buildout include costs associated with tower sites, leasehold improvements, base station and switch equipment and labor expenses related to construction of sites. The Company currently estimates that capital expenditures will total approximately $147 million for the remainder of 1998 relating to the initial buildout of the PCS systems in the Kentucky/Tennessee BTAs and the continued expansion of its other PCS markets and the cellular system. By the end of 1998, the Company expects to be able to offer PCS services in markets containing approximately 60% of the population within its PCS markets. Wireless coverage is expected to extend across most metropolitan areas, certain secondary cities and major connecting highway corridors within the Company's PCS markets. Thereafter, based on customer demand and competitive factors, the Company intends to continue to build out its PCS system to enhance and expand its coverage. The Company anticipates that it will need to raise additional financing in the event it decides to make acquisitions of additional licenses or businesses or expand and enhance the existing PCS coverage in existing PCS markets.

     On June 22, 1998, pursuant to a Stock Purchase Agreement between the Company and SCANA Communications, Inc., a wholly-owned subsidiary of SCANA Corporation ("SCANA"), the Company issued to SCANA 50,000 shares of nonvoting Series E 6.5% Cumulative Convertible Redeemable Preferred Stock (the "Series E Preferred") in a private placement for an aggregate purchase price of $75 million. Also, on June 22, 1998, pursuant to a Stock Purchase Agreement between the Company and ITC Wireless, Inc., a wholly-owned subsidiary of ITC Holding Company, Inc. ("ITC Wireless"), the Company issued to ITC Wireless 50,000 shares of nonvoting Series F 6.5% Cumulative Convertible Redeemable Preferred Stock (the "Series F Preferred") in a private placement for an aggregate purchase price of $75 million. The Series E Preferred and Series F Preferred become convertible on June 22, 2003, at the option of the holder, into Common Stock at a initial conversion price of $22.01, subject to adjustment. The Series E Preferred and Series F Preferred are redeemable at the option of the Company any time subsequent to June 22, 2003 but no later than June 1, 2010. The Series E Preferred and Series F Preferred have a liquidation preference over the Common Stock of $1,500 per share, subject to adjustment, plus accrued and unpaid dividends in the event of a liquidation, dissolution or winding up of the Company. The 6.5% annual dividend on each of the Series E Preferred and Series F Preferred is payable quarterly in Common Stock or cash.

     In May 1997, the Company sold its cellular operations in the State of Maine to a subsidiary of Rural Cellular Corporation ("Rural Cellular"). On the closing date, Rural Cellular paid the Company $71.8 million in cash and paid $5.4 million into escrow. On November 3, 1997, the $5.4 million was released from escrow to the Company. In addition, Rural Cellular reimbursed the Company approximately $250,000 for capital expenditures made on its behalf prior to the closing of the transaction.

     On June 10, 1997, the Company issued $300 million principal amount of 11.125% Senior Notes due June 2007 (the "1997 Notes" and together with the previously issued Senior Discount Notes due February 2006 and the Senior Discount Notes due May 2006, the "Notes") in a private offering. In September 1997, the Company exchanged substantially all of the private 1997 Notes for substantially identical notes, except that the new notes were registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company used $89.6 million of the proceeds from the 1997 Notes to purchase and pledge, for the benefit of the holders of the 1997 Notes, certain U.S. government securities to provide for the payment of the first six scheduled interest payments on the 1997 Notes, the first of which was disbursed on December 1, 1997.

     On June 5, 1997, pursuant to a Stock Purchase Agreement between the Company and The Huff Alternative Income Fund, L.P. ("Huff"), the Company issued to Huff 50,000 shares of nonvoting Series C Convertible Preferred Stock (the "Series C Preferred") for an aggregate purchase price of $22.5 million. Also, on June 5, 1997, pursuant to a Stock Purchase Agreement between the Company and SCANA, the Company issued to SCANA 50,000 shares of nonvoting Series D Convertible Preferred Stock (the "Series D Preferred") for an aggregate purchase price of $22.5 million. The Series C Preferred and Series D Preferred are convertible, at the option of the holder, into Common Stock at a conversion price subject to periodic adjustment. The Series C Preferred is convertible any time subsequent to December 5, 1998, and the Series D Preferred is convertible any time subsequent to March 14, 2002. The Series C Preferred and Series D Preferred are redeemable at the option of the Company, in whole or in part, on a pro rata basis, at a redemption price of $450 per share plus declared and unpaid dividends, anytime subsequent to June 5, 2002. The Series C Preferred and Series D Preferred have a liquidation preference over the Common Stock of $450 per share plus declared and unpaid dividends in the event of a liquidation, dissolution or winding up of the Company.

     On March 4, 1996, the Company entered into a $125 million credit agreement (the "Credit Agreement") with Ericsson Inc. ("Ericsson") regarding the purchase of and vendor financing for PCS equipment and services. On October 31, 1996, March 31, 1997, June 26, 1997, and November 18, 1997, Powertel and Ericsson entered into amendments to the Credit Agreement, which increased the equipment financing commitment to $165 million and amended certain other provisions of the Credit Agreement. During the fourth quarter of 1997, the $165 million commitment under the Credit Agreement was syndicated to a group of lenders. On December 23, 1997, the Credit Agreement was amended to increase the financing commitment to $265 million. On February 6, 1998, Powertel and Ericsson entered into an Amended and Restated Credit Agreement to incorporate the terms and conditions of the original agreement and the subsequent amendments.

     Although the Company is currently unable to predict with certainty the amount of expenditures that may be made beyond 1998, the Company expects that it will require additional capital. Sources of additional capital may include vendor financing, cash flow from operations, public and private equity and debt financing and asset dispositions by the Company. The Company may also require additional financing in the event it decides to make acquisitions of additional licenses or businesses. The extent of additional financing required will partially depend on the success of the Company's businesses. The Company currently has no other sources of income or cash flows other than its cellular and PCS operations and the interest income earned from investing its cash and the proceeds of the public and private debt and equity offerings. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the indentures to the Notes, the Credit Agreement or any future financing arrangements. The restrictions on additional indebtedness under the indentures to the Notes require the Company to satisfy specified leverage ratios in order to incur indebtedness; however, they permit the Company and its subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of inventory or equipment.

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

     During the six months ended June 30, 1998, the Company used net cash of $97.5 million for operating activities, as compared to $31.4 million for the same period in 1997. Operating activities for the six months ended June 30, 1998 included $115.5 million of net loss, $31.3 million of depreciation and amortization, $28.8 million of bond accretion on the Senior Discount Notes and $43.6 million related to changes in assets and liabilities.

     Cash used in investing activities was $75.1 million for the six months ended June 30, 1998, as compared to $85.6 million for the same period in 1997. Investing activities for the six months ended June 30, 1998 consisted primarily of capital expenditures totaling $74.2 million and a decrease in accrued construction costs of $14.8 million (both primarily related to the buildout of the PCS system and support systems), which were partially offset by cash received from the liquidation of short-term investments.

     Cash provided from financing activities was $192.8 million for the six months ended June 30, 1998, as compared to $377.3 million for the same period in 1997. Financing activities for the six months ended June 30, 1998 consisted primarily of net proceeds of $149.7 million from the sale of the Series E Preferred and Series F Preferred and borrowings of $42.9 million under the Credit Facility.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. FAS 131 establishes reporting standards for public companies concerning operating segments and related disclosures about products and services, geographic areas and major customers. FAS 131 is not anticipated to have a material impact on the Company's financial statements.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. Early adoption is encouraged. FAS 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company does not anticipate this statement will have a material impact on its financial statements.

     Effective with the three months ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), Reporting Comprehensive Income." FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The adoption of FAS 130 did not have a material impact on the Company's financial statements for the periods presented. Beginning third quarter 1998, the Company anticipates reporting comprehensive income as of result of the dividend on the recently issued Series E Preferred and Series F Preferred.

OTHER

     The Year 2000 issue is the result of potential problems with the computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g., "97" for 1997). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar activities.

     The Company is currently working to address and resolve this issue with respect to its computerized information systems. The Company is also discussing the Year 2000 issue with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company presently believes that with conversions to new systems and modifications to existing software the Year 2000 issue can be mitigated. The Company is currently utilizing and will continue to utilize internal and external resources to implement, reprogram or replace and test software and related assets affected by the Year 2000 issue. The Company expects to complete the majority of its efforts in this area by early 1999 leaving adequate time to assess and correct any significant issues that may materialize. However, if such modifications and conversions are not made on a timely basis, or if systems from third parties on which the Company's systems rely will not be converted on time or if such third parties fail to convert or if such conversions are incompatible with the Company's systems, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations.

     Management does not believe that the costs to resolve its Year 2000 issues will be material to the Company. The costs of the project and the timetable in which the Company plans to complete the Year 2000 compliance requirements are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate relevant computer codes and similar uncertainties.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act").

These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans, including the Company's ability to obtain financing in the future; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy (including the Company's anticipated network buildout) and operating strategy; (iv) the Company's anticipated capital needs and anticipated capital expenditures; and (v) projected outcomes and effects on the Company of litigation and investigations concerning the Company. When used in this Report, the words "expects," "intends," "believes," "anticipates," "estimates," "may," "could," "should," "would," "will," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital, risks associated with the selection of the Company's PCS digital protocol and PCS system implementation, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for the Company's products and services to be commensurate with management's expectations or past experience, the impact of present or future laws and regulations on the Company's business, changes in operating expenses or the failure of operating and buildout expenses to be consistent with management's expectations and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving litigation and investigations;
(ii) various factors discussed herein; and (iii) those factors discussed in detail in the Company's filings with Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-4 (Registration number (333-31399), as declared effective by the Securities and Exchange Commission on July 31, 1997.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 22, 1998, pursuant to a Stock Purchase Agreement (the "SCANA Stock Purchase Agreement") between Powertel and SCANA, the Company issued to SCANA 50,000 shares of Series E Preferred in a private placement for an aggregate purchase price of $75 million. Also on June 22, 1998, pursuant to a Stock Purchase Agreement (the "ITC Wireless Stock Purchase Agreement" and, together with the SCANA Stock Purchase Agreement, the "Stock Purchase Agreements") between Powertel and ITC Wireless, the Company issued to ITC Wireless 50,000 shares of Series F Preferred in a private placement for an aggregate purchase price of $75 million. The Company will use the net proceeds of the stock offerings for the buildout of its PCS system.

     The following is a summary of certain provisions of the Stock Purchase Agreements. This summary does not purport to be complete and is qualified in its entirety by reference to the Stock Purchase Agreements and the Certificates of Designations, Powers, Preferences and Relative, Participating or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series E Preferred and the Series F Preferred, respectively, copies of which are filed as exhibits to this Report.

     Preferred Stock Terms. The holders of Series E Preferred and Series F Preferred have no voting rights, except as required by law and certain specified exceptions. Each share of Series E Preferred and Series F Preferred has a liquidation preference over the Company's Common Stock and any other junior stock, of $1,500 per share, plus accrued and unpaid dividends, in the event of a liquidation, dissolution or winding up of the Company. The 6.5% annual dividend on each of the Series E Preferred and Series F Preferred is payable quarterly in Common Stock or cash. The Series E Preferred and Series F Preferred are redeemable at the option of the Company on and after June 22, 2003 at a redemption price of $1,500 per share, subject to adjustment, plus accrued and unpaid dividends and are required to be redeemed on June 22, 2010. The Series E Preferred and the Series F Preferred become convertible on June 22, 2003 at the option of the holder into Common Stock at a conversion price equal to $22.01 per share of Common Stock, subject to adjustment.

     Registration Rights. The offer and sale of the Series E Preferred, the Series F Preferred and the Common Stock into which such preferred stock is convertible have not been registered under the Securities Act. SCANA and ITC Wireless have been granted certain "demand" and "piggyback" registration rights with respect to the shares of Common Stock issued and issuable upon conversion of the Series E Preferred and Series F Preferred, respectively.

     Representations, Warranties and Indemnification. The Company has agreed to indemnify SCANA and ITC Wireless, and SCANA and ITC Wireless have agreed to indemnify the Company, for certain losses arising out of breaches of their respective representations and covenants contained in the Stock Purchase Agreements, subject to certain exceptions and limitations. The Company also agreed to indemnify the lender from which ITC Wireless borrowed funds to purchase the Series F Preferred for certain fees, costs, expenses and claims related to the loan.

     Resale Restrictions. Each of SCANA and ITC Wireless have agreed, among other things, that except for limited exceptions they will not transfer, directly or indirectly, any shares of Series E Preferred or Series F

Preferred, as the case may be, or any shares of Common Stock into which such preferred stock is convertible for one year after the closing of the Stock Purchase Agreements without the prior written consent of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1998 annual meeting of the stockholders of the Company was held on May 21, 1998 to: (i) consider and vote upon a proposed amendment to the Third Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 55,000,000 shares to 100,000,000 shares; (ii) elect three directors to serve on the Company's Board of Directors, each for a three-year term; and (iii) ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the year ending December 31, 1998.

     Amendment of Certificate of Incorporation. The stockholders were asked to consider and vote upon a proposed amendment to the Third Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 55,000,000 shares to 100,000,000 shares. Votes cast for and against the measure were 20,846,186 and 473,320, respectively. Broker non-votes and abstentions were 5,471,642 and 154,715, respectively.

     Election of Directors. The stockholders were asked to elect Campbell B. Lanier, III, Allen E. Smith and Lawrence M. Gressette, Jr. to the Company's Board of Directors, each for a three-year term. Votes cast for and against the election of Messrs. Lanier, Smith and Gressette were 19,226,651 and 2,247,570, respectively. Broker non-votes and abstentions were 5,471,642 and 0, respectively. In addition, the following persons continue to serve as directors:
O. Gene Gabbard; William H. Scott, III; William B. Timmerman; Donald W. Weber; Maurice P. O'Connor; Donald W. Burton; and Bert G. Clifford.

     Accountants. The stockholders were asked to ratify the appointment by the Board of Directors of the firm of Arthur Andersen LLP as independent public accountants of the Company for the year ending December 31, 1998. Votes cast for and against the measure were 21,317,878 and 6,399, respectively. Broker non-votes and abstentions were 5,471,642 and 149,944, respectively.

ITEM 5.  OTHER INFORMATION

     The Securities and Exchange Commission has recently amended Rule 14a-4 under the Exchange Act, which governs the use by the Company of discretionary voting authority with respect to certain stockholder proposals. Rule 14a-4(c)(1) provides that, if the proponent of a stockholder proposal fails to notify the Company at least 45 days prior to the month and day of the mailing of the prior year's proxy statement, the proxies of the Company's Board of Directors would be permitted to use their discretionary authority at the Company's next annual meeting of stockholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. In order to provide stockholders with notice of the deadline for the submission of such proposals for the Company's 1999 Annual Meeting of Stockholders, the Company hereby notifies all stockholders of the Company that after March 17, 1999 any stockholder proposal submitted outside the requirements of Rule 14a-8 will be considered untimely for purposes of Rules 14a-4 and 14a-5(e).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)     EXHIBITS

       Exhibit
       Number    Description
       -------   -----------
         4(a)    Certificate of Designations, Powers, Preferences and Relative, Participating or Other Rights,
                 and the Qualifications, Limitations or Restrictions Thereof, of Series E 6.5% Cumulative
                 Convertible Preferred Stock of Powertel, Inc.

         4(b)    Certificate of Designations, Powers, Preferences and Relative, Participating or Other Rights,
                 and the Qualifications, Limitations or Restrictions Thereof, of Series F 6.5% Cumulative
                 Convertible Preferred Stock of Powertel, Inc.

         4(c)    First Supplemental Indenture dated as of June 16, 1998 to the following Indentures: Indenture dated as of February 7, 1996 for the 12% Senior Discount Notes Due 2006; Indenture dated as of
                 April 19, 1996 for the 12% Senior Discount Notes Due 2006; Indenture dated as of June 10, 1997 for the 11 1/8% Senior Notes Due 2007.

         10(a)   Stock Purchase Agreement dated June 22, 1998, by and between Powertel, Inc. and SCANA
                 Communications, Inc.

         10(b)   Stock Purchase Agreement dated June 22, 1998, by and between Powertel, Inc. and ITC Wireless,
                 Inc.

         10(c)   Letter Agreement dated April 22, 1998 by and among Powertel PCS, Inc., Ericsson Inc., National
                 Westminster Bank plc., GE Capital and the lenders consenting thereto relating to the Credit
                 Facility.

         27      Financial Data Schedule (for SEC use only).

         (B)     REPORTS ON FORM 8-K.

                 None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                            POWERTEL, INC.



August 13, 1998             /s/ Allen E. Smith
                            ----------------------------------------------------
                            Allen E. Smith
                            President and Chief Executive Officer



August 13, 1998             /s/ Fred G. Astor, Jr.
                            ----------------------------------------------------
                            Fred G. Astor, Jr.
                            Executive Vice President and Chief Financial Officer
                            (Chief Accounting Officer)