Form 10-Q
period 1998-09-30
POWERTEL INC /DE/
filed 1998-11-16
CIK 876318

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM___TO___ , 19__.

                        Commission File Number: 0-23102

                           -------------------------

                                 POWERTEL, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             58-1944750
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


1233 O.G. SKINNER DRIVE, WEST POINT, GEORGIA                       31833
 (Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (706) 645-2000



         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at November 11, 1998

Common Stock, $0.01 par value                               27,205,857



================================================================================

                                 POWERTEL, INC.

                               INDEX TO FORM 10-Q

                                                                                                       PAGE
                                                                                                       ----
PART I                     FINANCIAL INFORMATION

          Item 1.          Financial Statements................................................          3

                           Condensed Consolidated Balance Sheets as of
                           September 30, 1998 (Unaudited) and December 31, 1997................          3

                           Condensed Consolidated Statements of Operations
                           for the Three Months and Nine Months ended
                           September 30, 1998 and 1997 (Unaudited).............................          4

                           Condensed Consolidated Statements of Cash Flows for the
                           Nine Months ended September 30, 1998 and 1997 (Unaudited)...........          5

                           Condensed Notes to Consolidated Financial Statements
                           (Unaudited).........................................................          6

          Item 2.          Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.......................          7

          Item 3.          Quantitative and Qualitative Disclosure About
                           Market Risks........................................................         19

PART II                    OTHER INFORMATION

          Item 1.          Legal Proceedings...................................................         19

          Item 5.          Other Information...................................................         19

          Item 6.          Exhibits and Reports on Form 8-K....................................         19

SIGNATURES

                        PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                                 POWERTEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,              DECEMBER 31,
                                                                             1998                       1997
                                                                        ----------------          -----------------
                                                                                  (DOLLARS IN THOUSANDS)
                                                                          (UNAUDITED)
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................     $        286,399          $        326,954
  Restricted cash for payment of interest..........................               33,375                    33,375
  Accounts receivable, net of allowance for doubtful accounts......               28,159                    34,549
  Inventories......................................................               16,543                     3,975
  Prepaid expenses and other.......................................                9,473                     6,631
                                                                        ----------------          ----------------
                                                                                 373,949                   405,484
                                                                        ----------------
                                                                                                  ----------------

PROPERTY AND EQUIPMENT, AT COST....................................              666,567                   541,449
  Less:  accumulated depreciation..................................              (90,678)                  (49,699)
                                                                        ----------------          ----------------
                                                                                 575,889                   491,750
                                                                        ----------------          ----------------

OTHER ASSETS:
  Licenses, net....................................................              410,594                   416,252
  Restricted cash for payment of interest..........................               30,224                    43,710
  Deferred charges and other, net..................................               19,629                    21,396
                                                                        ----------------          ----------------
                                                                                 460,447                   481,358
                                                                        ----------------          ----------------

       Total assets................................................     $      1,410,285          $      1,378,592
                                                                        ================          ================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade.........................................     $          6,853                    46,133
  Accrued construction costs.......................................                4,143                    23,092
  Accrued interest.................................................               11,125                     2,781
  Accrued taxes other than income..................................                8,842                     6,056
  Accrued other....................................................               15,106                    11,015
  Advance billings and customer deposits...........................                5,062                     2,429
  Current portion of long-term obligations.........................                  338                       256
                                                                        ----------------          ----------------
                                                                                  51,469                    91,762
                                                                        ----------------          ----------------

LONG-TERM OBLIGATIONS:
  12% Senior Discount Notes due February 2006......................              266,994                   244,014
  12% Senior Discount Notes due May 2006...........................              266,475                   244,344
  11.125% Senior Notes due June 2007...............................              300,000                   300,000
  Credit facility..................................................              236,233                   179,961
  Other............................................................                  675                       695
                                                                        ----------------          ----------------
                                                                               1,070,377                   969,014
                                                                        ----------------          ----------------
COMMITMENTS AND CONTINGENCIES

CUMULATIVE CONVERTIBLE, REDEEMABLE                                               152,354                        --
  PREFERRED STOCK..................................................     ----------------          ----------------

STOCKHOLDERS' EQUITY:
  Series A-D convertible preferred stock...........................                    4                         4
  Common Stock.....................................................                  270                       270
  Paid-in capital..................................................              477,309                   477,109
  Accumulated deficit..............................................             (340,264)                 (157,934)
  Deferred compensation............................................                 (889)                   (1,288)
  Treasury stock, at cost..........................................                 (345)                     (345)
                                                                        ----------------          ----------------
                                                                                 136,085                   317,816
                                                                        ----------------          ----------------

       Total liabilities and stockholders' equity..................     $      1,410,285          $      1,378,592
                                                                        ================          ================


        The accompanying condensed notes to financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                              -------------------------   ---------------------------
                                                                 1998         1997            1998           1997
                                                              ------------ ------------   ------------    -----------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES AND SALES:
   Monthly access revenue................................     $    23,018  $     8,639    $     59,285    $    25,470
   Airtime revenue.......................................          10,383        2,483          26,788          6,744
   Roaming revenue.......................................           1,868        1,067           5,393          3,537
   Toll revenue..........................................           3,418        1,610           9,679          4,408
   Installation and connection revenue...................              32          673           1,622          1,644
   Other revenue.........................................           1,573          366           3,419          1,391
                                                              -----------  -----------    ------------    -----------
     Total service revenues..............................          40,292       14,838         106,186         43,194
   Equipment sales.......................................           4,346        3,629          15,954         11,011
                                                              -----------  -----------    ------------    -----------
       Total revenues and sales..........................          44,638       18,467         122,140         54,205
                                                              -----------  -----------    ------------    -----------

OPERATING EXPENSES:
   Cost of services......................................          11,539        7,267          31,460         20,391
   Cost of equipment sold................................          19,674        9,898          49,684         26,632
   Operations............................................          13,793        5,453          38,219         12,812
   Selling and marketing.................................          14,920        9,066          40,185         23,345
   General and administrative............................           9,068        5,467          25,860         18,384
   Depreciation..........................................          14,447       12,025          40,979         28,928
   Amortization..........................................           2,389        1,968           7,170          4,215
                                                              -----------  -----------    ------------    -----------
       Total operating expenses..........................          85,830       51,144         233,557        134,707
                                                              -----------  -----------    ------------    -----------

OPERATING LOSS...........................................         (41,192)     (32,677)       (111,417)       (80,502)
                                                              -----------  -----------    ------------    -----------

OTHER EXPENSE (INCOME):
   Interest expense, net.................................          22,893       13,263          68,385         24,901
   Gain on sale of subsidiary............................              --           --              --        (41,912)
   Miscellaneous expense (income), net...................             174          (44)            (45)          (166)
                                                              -----------  -----------    ------------    -----------
       Total other expense (income)......................          23,067       13,219          68,340        (17,177)
                                                              -----------  -----------    ------------    -----------

LOSS BEFORE INCOME TAXES.................................         (64,259)     (45,896)       (179,757)       (63,325)
INCOME TAX (BENEFIT) PROVISION...........................              --           --              --             --
                                                              -----------  -----------    ------------    -----------

NET LOSS.................................................         (64,259)     (45,896)       (179,757)       (63,325)
DIVIDENDS ON CUMULATIVE CONVERTIBLE,                               (2,438)          --          (2,573)            --
   REDEEMABLE PREFERRED STOCK............................     -----------  -----------    ------------    -----------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS................     $   (66,697) $   (45,896)   $   (182,330)   $   (63,325)
                                                              ===========  ===========    ============    ===========

PER SHARE DATA:
   BASIC LOSS PER COMMON SHARE...........................     $     (2.47) $     (1.71)   $      (6.76)   $     (2.36)
                                                              ===========  ===========    ============    ===========

   DILUTED LOSS PER COMMON SHARE.........................     $     (2.47) $     (1.71)   $      (6.76)   $     (2.36)
                                                              ===========  ===========    ============    ===========

        The accompanying condensed notes to financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                           NINE MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                    ------------------------------
                                                                                                        1998              1997
                                                                                                    ------------     -------------
                                                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net loss.........................................................................               $   (179,757)    $     (63,325)
    Adjustments to reconcile net loss to net cash used in
           operating activities -
        Gain on sale of subsidiary, net..............................................                         --           (41,912)
        Depreciation and amortization................................................                     48,149            33,143
        Bond accretion...............................................................                     43,065            22,132
        Amortization of deferred offering costs......................................                      1,840             1,428
        Other........................................................................                        399                63
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable................................                      6,390           (11,786)
           Increase in inventories...................................................                    (12,568)           (1,391)
           (Increase) decrease in other assets.......................................                     (2,842)            7,687
           (Decrease) increase in accounts payable and accrued expenses..............                    (24,059)           14,748
           Increase in advance billings and customer deposits........................                      2,633               931
                                                                                                    ------------     -------------
               Net cash used in operating activities.................................                   (116,750)          (38,282)
                                                                                                    ------------     -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures............................................................                   (124,034)         (184,856)
     (Decrease) increase in accrued construction costs...............................                    (18,949)            7,299
     Purchase of FCC licenses........................................................                         --           (31,251)
     Liquidation of short-term investments...........................................                     13,486            36,879
     Purchase of long-term investments...............................................                         --           (58,155)
     Microwave relocation costs......................................................                       (550)           (5,709)
     Proceeds from sale of subsidiary................................................                         --            77,204
                                                                                                    ------------     -------------
               Net cash used in investing activities.................................                   (130,047)         (158,589)
                                                                                                    ------------     -------------

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES:
    Proceeds from sale of cumulative convertible, redeemable preferred stock, net....                    149,708                --
    Proceeds from sale of preferred stock, net.......................................                         --            44,898
    Proceeds from sale of common stock, net..........................................                        200               599
    Proceeds from issuance of senior notes, net......................................                         --           291,284
    Borrowings under credit facility.................................................                     56,272            49,567
    Other............................................................................                         62               461
                                                                                                    ------------     -------------
               Net cash provided from financing activities...........................                    206,242           386,809
                                                                                                    ------------     -------------

NET (DECREASE) INCREASE IN CASH......................................................                    (40,555)          189,938
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................................                    326,954           185,525
                                                                                                    ------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................................               $    286,399     $     375,463
                                                                                                    ============     =============

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

3. On June 22, 1998, pursuant to a Stock Purchase Agreement between the Company and SCANA Communications, Inc., a wholly-owned subsidiary of SCANA Corporation ("SCANA"), the Company issued to SCANA 50,000 shares of nonvoting Series E 6.5% Cumulative Convertible, Redeemable Preferred Stock in a private placement for an aggregate purchase price of $75 million. Also, on June 22, 1998, pursuant to a Stock Purchase Agreement between the Company and ITC Wireless, Inc., a wholly-owned subsidiary of ITC Holding Company, Inc. ("ITC Wireless"), the Company issued to ITC Wireless 50,000 shares of nonvoting Series F 6.5% Cumulative Convertible, Redeemable Preferred Stock in a private placement for an aggregate purchase price of $75 million.

      For the three months ended September 30, 1998, the Company recorded accrued dividends on the Cumulative Convertible, Redeemable Preferred Stock as an increase in the Net Loss Available to Common Stockholders.

4. Effective with the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the restatement of all prior periods earnings per common share ("EPS") amounts. The components of EPS and their derivation as required under SFAS 128 are as follows:


                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                      -----------------------------    ----------------------------
                                                         1998             1997            1998              1997
                                                      ------------     ------------    ------------      ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
  Net loss......................................    $     (64,259)   $     (45,896)  $    (179,757)    $    (63,325)
    Cumulative convertible, redeemable preferred           (2,438)              --          (2,573)              --
      stock dividends...........................    =============    =============   =============     ============
  Net loss available to common stockholders.....    $     (66,697)   $     (45,896)  $    (182,330)    $    (63,325)
                                                    =============    =============   =============     ============
  Average common shares outstanding.............           26,984           26,846          26,981           26,824
                                                    =============    =============   =============     ============
  Basic and diluted earnings per share..........    $       (2.47)   $       (1.71)  $       (6.76)    $      (2.36)
                                                    =============    =============   =============     ============


      Basic EPS was computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the quarter. Diluted EPS is the same as basic EPS for all periods presented due to the fact that all Common Stock equivalents would have an antidilutive effect.

5. The Company is subject to litigation related to matters arising in the course of its business, including service, billing and collection matters. While the Company does not expect such litigation to have a material adverse effect on the Company, no assurance can be given that the resolution of any or all of such litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

         Powertel's PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.6 million people in the Major Trading Areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama (the "Current PCS Markets") and in 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee (the "Kentucky/Tennessee BTAs"). The Company first introduced its PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, has launched its PCS services in a total of 28 markets in the Southeast. Powertel intends to continue to rapidly build out its PCS network and to launch its PCS services. As of September 30, 1998, the Company had approximately 228,000 PCS subscribers.

         Average revenues per subscriber in the wireless industry have declined during recent quarters and are expected to continue to gradually decline in the future. The Company believes this downward trend is the result of the addition of lower usage customers who utilize wireless service for personal convenience, security or as backup for their traditional landline telephones. In addition, the Company expects that revenue per minute will continue to decline as competition within the wireless industry intensifies. The Company believes the effect of this trend on the Company's earnings will be mitigated by corresponding increases in the number of wireless subscribers and the use of enhanced services that are offered to PCS subscribers.

         As a result of: (i) the significant costs required to build out and maintain the PCS system, hire and manage the required personnel to operate the PCS business and market its services; (ii) the subsidization of PCS handsets to customers; and (iii) the depreciation of PCS equipment and amortization of the PCS licenses, the Company incurred a net loss of $179.8 million for the nine months ended September 30, 1998. The Company expects to continue incurring significant operating losses during the remainder of 1998 and thereafter as it continues to build out its PCS system, develop its PCS customer base and subsidize the cost of PCS handsets to its customers.

         Minimizing customer attrition, or "churn," becomes a greater challenge as the subscriber base grows and the wireless marketplace becomes more competitive. The Company generated an average monthly churn rate of 2.1% and 4.5% for its cellular and PCS businesses, respectively, for the three months ended September 30, 1998. The Company remains focused on reducing its PCS churn rate in the future through more focused collections efforts, stricter credit evaluation policies, implementation of fraud prevention tools, a proactive customer retention program and alternative methods of payment. The Company also introduced an intelligent network-based prepaid service alternative for credit-challenged customers during September 1998. However, the Company expects that ongoing PCS churn rates could be higher than historical churn rates for cellular carriers as more competitors and competitive services continue to enter the marketplace. Additionally, the ability of PCS subscribers to activate service via the phone ("over the air activation") without any face-to-face contact with Company representatives increases the Company's susceptibility to subscription fraud, which ultimately results in churn.

         The Company is a member of the North American GSM Alliance (the "Alliance"), a consortium of thirteen PCS carriers which offer PCS service through the Global System for Mobile Communication ("GSM") throughout North America. All members of the Alliance have executed roaming agreements with each other, thereby allowing GSM customers to roam throughout many major metropolitan areas in the United States and

Canada. Additionally, the Company has signed several international roaming agreements and expects to sign numerous others with international GSM carriers to facilitate international roaming.

         Unless otherwise indicated, all population data set forth herein is based on the 1998 Paul Kagan Associates, Inc. Cellular/PCS Pop Book.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         The following table reflects the composition of the Company's cellular and PCS service revenue and equipment sales, and related gross margins, as well as overall operating and other costs and margins. Due to the start-up costs associated with the Company's PCS business, historical results of operations will not be comparable with future periods.

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------   -------------------------------
                                                            1998                              1997
                                              --------------------------------   -------------------------------
                                                                      COMBINED                          COMBINED
                                                                      CELLULAR                          CELLULAR
                                                                         AND                               AND
                                              CELLULAR      PCS          PCS     CELLULAR      PCS         PCS
                                              --------   --------    ---------   --------   --------    --------
                                                                         (DOLLARS IN THOUSANDS)

SERVICE REVENUE & COST ANALYSIS:

Service revenue
   Local customers--

     Access revenue.......................    $ 2,026    $ 20,992    $ 23,018    $ 1,978    $  6,661    $  8,639
     Airtime revenue......................        754       9,629      10,383        868       1,615       2,483
     Toll revenue.........................         64       2,719       2,783         55       1,199       1,254
                                              -------    --------    --------    -------    --------    --------
                                                2,844      33,340      36,184      2,901       9,475      12,376
                                              -------    --------    --------    -------    --------    --------
   Roamers--

     Access & airtime revenue.............      1,256         612       1,868      1,067          --       1,067
     Toll revenue.........................        440         195         635        356          --         356
                                              -------    --------    --------    -------    --------    --------
                                                1,696         807       2,503      1,423          --       1,423
                                              -------    --------    --------    -------    --------    --------
   Other--

     Installation and connection..........         32          --          32         19         654         673
     Other................................        118       1,455       1,573        246         120         366
                                              -------    --------    --------    -------    --------    --------
                                                  150       1,455       1,605        265         774       1,039
                                              -------    --------    --------    -------    --------    --------
       Total service revenue..............      4,690      35,602      40,292      4,589      10,249      14,838
Cost of services..........................        476      11,063      11,539        477       6,790       7,267
                                              -------    --------    --------    -------    --------    --------
Gross margin..............................    $ 4,214    $ 24,539    $ 28,753    $ 4,112    $  3,459    $  7,571
                                              =======    ========    ========    =======    ========    ========
EQUIPMENT SALES & COST ANALYSIS:

Equipment sales...........................    $   200    $  4,146    $  4,346    $   140    $  3,489    $  3,629
Cost of equipment sales...................        372      19,302      19,674        329       9,569       9,898
                                              -------    --------    --------    -------    --------    --------
Gross margin..............................    $  (172)   $(15,156)   $(15,328)   $  (189)   $ (6,080)   $ (6,269)
                                              =======    ========    ========    =======    ========    ========
OPERATING MARGIN ANALYSIS:

Total revenues............................    $ 4,890    $ 39,748    $ 44,638    $ 4,729    $ 13,738    $ 18,467
                                              -------    --------    --------    -------    --------    --------
Operating expenses--

    Cost of services and equipment sales..        848      30,365      31,213        806      16,359      17,165
    Operations............................        485      13,308      13,793        666       4,787       5,453
    Selling and marketing.................        551      14,369      14,920        569       8,497       9,066
    General and administrative............        450       8,618       9,068        592       4,875       5,467
    Depreciation..........................        457      13,990      14,447        484      11,541      12,025
    Amortization..........................         --       2,389       2,389         15       1,953       1,968
                                              -------    --------    --------    -------    --------    --------
      Total operating expenses............      2,791      83,039      85,830      3,132      48,012      51,144
                                              -------    --------    --------    -------    --------    --------
Operating income (loss)...................    $ 2,099    $(43,291)    (41,192)   $ 1,597    $(34,274)    (32,677)
                                              =======    ========                =======    ========
Interest expense, net.....................                             22,893                             13,263
Miscellaneous expense (income)............                                174                                (44)
                                                                     --------                           --------
Loss before income taxes..................                            (64,259)                           (45,896)
Income tax (benefit) provision............                                 --                                 --
                                                                     --------                           --------
      Net loss............................                           $(64,259)                          $(45,896)
                                                                     ========                           ========
Other Supplemental Data:

   Subscribers at end of period...........     28,037     228,654     256,691     24,895      66,066      90,961
   Capital expenditures...................    $   487    $ 49,345    $ 49,832    $   377    $ 73,803    $ 74,180

         The following discussion reflects the Company's results of operations for its PCS and cellular lines of business. All general corporate costs have been allocated to the PCS line of business.

         Service revenue from local customers increased $23.8 million, or 192%, for the three months ended September 30, 1998, as compared to the same period of 1997. PCS service revenue from local customers increased $23.9 million, or 252%, primarily as a result of the continued increase in subscribers (to approximately 228,000 at September 30, 1998, from approximately 66,000 at September 30, 1997), which is attributable mainly to the launch of seven new PCS markets, including Atlanta, Georgia, since September 30, 1997. Cellular service revenue from local customers remained relatively consistent with the same period of 1997, decreasing $.1 million, or 2%. Although the Company has experienced an increase in cellular subscribers (to approximately 28,000 at September 30, 1998, from approximately 25,000 at September 30, 1997), it has experienced a decrease in cellular service revenue from local customers due to increased price competition from other wireless carriers, which has resulted in cellular rate plans with more bundled airtime minutes.

         The average monthly service revenue ("RPU") per local PCS subscriber was $54.15 for the three months ended September 30, 1998, as compared to $58.05 for the same period of 1997. This decrease is attributable primarily to changes in the Company's rate plan offerings from 1997 to 1998. At September 30, 1997, a substantial portion of the Company's PCS subscribers were participants in a promotional plan under which they received unlimited monthly airtime for local calling for a fixed monthly fee of $50. In 1998, the Company has been offering multiple rate plans with fixed monthly access charges ranging from $20 to $90. These rate plans have contributed to an overall reduction in RPU per local PCS subscriber as customers gravitate toward lower fixed-rate plans, a trend consistent with a general trend in the wireless industry of declining RPU. The Company anticipates some decline in its RPU per local PCS subscriber in future periods due primarily to lower minute usage by new wireless subscribers and increased price competition among wireless carriers.

         The RPU per local cellular subscriber decreased to $34.96 for the three months ended September 30, 1998, as compared to $39.30 for the same period of 1997. As previously noted, this reduction in RPU per local cellular subscriber reflects increased price competition among wireless carriers, which has prompted the Company to offer rate plans with more bundled airtime minutes.

         The Company generated $.8 million in PCS roaming revenue during the three months ended September 30, 1998, as compared to none for the same period of 1997. This increase reflects the success of the previously mentioned roaming agreements with Alliance partners that became effective during the last few months of 1997. Cellular roaming revenue increased $.3 million, or 19%, for the three months ended September 30, 1998, as compared to the same period of 1997. This increase is due primarily to an increase in the number of roamers and the increased usage per roamer.

         Other service revenue, which includes activation and installation fees, co-location revenue and interconnection fees billed to local exchange carriers ("LECs") for connections to the Company's PCS and cellular networks, increased $.6 million, or 54%, for the three months ended September 30, 1998, as compared to the same period of 1997. This increase is due primarily to the Company's concentrated efforts to secure tenants for co-location on its towers and to the increase in interconnection fees as a result of increased utilization of the Company's PCS and cellular networks by LECs. The Company waived all activation fees for new PCS subscribers in the third quarter.

         Cost of services includes the cost of: (i) interconnection with LEC facilities; (ii) direct cell site costs (e.g., property taxes and insurance, site lease costs and electric utilities); (iii) PCS and cellular roaming validation (provided by third-party clearinghouses); (iv) long distance toll costs; and (v) supplementary services (such as voice mail). PCS cost of services increased $4.3 million, or 63%, for the three months ended September 30, 1998, as compared to the same period of 1997. This increase primarily reflects costs related to the approximately 500 additional cell sites that have been placed in service since September 30, 1997, as well as increased interconnection and toll costs related to increased traffic on the Company's expanding PCS network.

         The Company generated a negative PCS equipment margin of 366% on $4.1 million of sales during the three months ended September 30, 1998, as compared to a negative margin of 174% on $3.5 million of sales for the same period of 1997. The increase in negative PCS equipment margins in 1998 is attributable primarily to special promotional prices offered on several handsets during the third quarter. The Company generated a negative cellular equipment margin of 86% on $.2 million of sales during the three months ended September 30, 1998, as compared to a negative margin of 135% on $.1 million of sales for the same period of 1997. The Company expects to continue subsidizing the cost of PCS and cellular handsets to consumers for the foreseeable future.

         Operations costs, which include the costs of maintaining the cellular and PCS systems, customer service, credit and collections (including bad debt) and inventory management, increased $8.3 million, or 153%, for the three months ended September 30, 1998, as compared to the same period of 1997. Substantially all of this increase is attributable to costs incurred to provide customer service to the growing PCS customer base and to maintain the expanding PCS network and a significant increase in the bad debt provision resulting from the disconnection of non-paying PCS customers.

         Selling and marketing costs totaled $14.9 million for the three months ended September 30, 1998, an increase of $5.9 million, or 65%, from the same period of 1997. Substantially all of this increase is attributable to continued increases in PCS advertising and marketing costs and the expansion of the Company's various sales distribution channels.

         General and administrative costs ("G&A") were $9.1 million for the three months ended September 30, 1998, an increase of $3.6 million, or 66%, from the same period of 1997. PCS G&A costs, which totaled $8.6 million for the three months ended September 30, 1998, increased 77% from the same period of 1997, primarily as a result of increased headcount and the related increase in facilities costs at the Company's corporate and regional administrative offices and information technology center.

         Depreciation and amortization totaled $16.8 million for the three months ended September 30, 1998, an increase of $2.8 million, or 20%, from the same period of 1997, and consists principally of the depreciation of the cellular and PCS network and the amortization of PCS licenses. Substantially all of this increase is attributable to the depreciation associated with the approximately 500 additional PCS cell sites placed in service since September 30, 1997 and the amortization costs associated with the Atlanta MTA license which was placed in service during August of 1997.

         Net consolidated interest expense totaled $22.9 million for the three months ended September 30, 1998, as compared to $13.3 million for the same period of 1997. This increase of $9.6 million, or 73%, reflects: (i) the additional interest costs associated with increased funding provided under the Credit Facility; (ii) increased accretion of the original issue discount on the February and April Notes; and (iii) a significant reduction in capitalized interest ($1.1 million for the three months ended September 30, 1998, as compared to $4.4 million for the same period of 1997), which is attributable to the completion and placing in service of the majority of the Company's PCS system.

         The effective income tax rate for both the three months ended September 30, 1998 and 1997 was 0%. The Company generated a $64.3 million net loss during the three months ended September 30, 1998 and expects to continue to incur significant operating losses throughout the remainder of 1998 and beyond. The tax benefit of these operating losses will not be recognized until management determines that it is more likely than not that such benefit is realizable.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

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

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------   -----------------------------
                                                               1998                              1997
                                                  --------------------------------   -----------------------------
                                                                         COMBINED                         COMBINED
                                                                         CELLULAR                         CELLULAR
                                                                            AND                              AND
                                                  CELLULAR      PCS         PCS      CELLULAR     PCS        PCS
                                                  --------   --------    ---------   --------  --------   --------
                                                                            (DOLLARS IN THOUSANDS)

SERVICE REVENUE & COST ANALYSIS:

Service revenue
   Local customers--

     Access revenue........................        $ 6,037   $  53,248   $  59,285   $ 8,653   $ 16,817   $ 25,470
     Airtime revenue.......................          2,341      24,447      26,788     3,789      2,955      6,744
     Toll revenue..........................            176       7,588       7,764       372      2,853      3,225
                                                   -------   ---------   ---------   -------   --------   --------

                                                     8,554      85,283      93,837    12,814     22,625     35,439
                                                   -------   ---------   ---------   -------   --------   --------
   Roamers--

     Access & airtime revenue..............          3,551       1,842       5,393     3,537         --      3,537
     Toll revenue..........................          1,264         651       1,915     1,183         --      1,183
                                                   -------   ---------   ---------   -------   --------   --------

                                                     4,815       2,493       7,308     4,720         --      4,720
                                                   -------   ---------   ---------   -------   --------   --------
   Other--

     Installation and connection...........             84       1,538       1,622        89      1,555      1,644
     Other.................................            433       2,986       3,419       815        576      1,391
                                                   -------   ---------   ---------   -------   --------   --------

                                                       517       4,524       5,041       904      2,131      3,035
                                                   -------   ---------   ---------   -------   --------   --------
       Total service revenue...............         13,886      92,300     106,186    18,438     24,756     43,194
Cost of services...........................          1,420      30,040      31,460     2,631     17,760     20,391
                                                   -------   ---------   ---------   -------   --------   --------
Gross margin...............................        $12,466   $  62,260   $  74,726   $15,807   $  6,996   $ 22,803
                                                   =======   =========   =========   =======   ========   ========
EQUIPMENT SALES & COST ANALYSIS:

Equipment sales............................        $   594   $  15,360   $  15,954   $   736   $ 10,275   $ 11,011
Cost of equipment sales....................          1,249      48,435      49,684     1,941     24,691     26,632
                                                   -------   ---------   ---------   -------   --------   --------
Gross margin...............................        $  (655)  $ (33,075)  $ (33,730)  $(1,205)  $(14,416)  $(15,621)
                                                   =======   =========   =========   =======   ========   ========
OPERATING MARGIN ANALYSIS:

Total revenues.............................        $14,480   $ 107,660   $ 122,140   $19,174   $ 35,031   $ 54,205
                                                   -------   ---------   ---------   -------   --------   --------
Operating expenses--

    Cost of services and equipment sales...          2,669      78,475      81,144     4,572     42,451     47,023
    Operations.............................          1,413      36,806      38,219     2,439     10,373     12,812
    Selling and marketing..................          1,668      38,517      40,185     2,754     20,591     23,345
    General and administrative.............          1,366      24,494      25,860     2,175     16,209     18,384
    Depreciation...........................          1,426      39,553      40,979     2,037     26,891     28,928
    Amortization...........................             --       7,170       7,170       261      3,954      4,215
                                                   -------   ---------   ---------   -------   --------   --------

      Total operating expenses.............          8,542     225,015     233,557    14,238    120,469    134,707
                                                   -------   ---------   ---------   -------   --------   --------
Operating income (loss)....................        $ 5,938   $(117,355)   (111,417)  $ 4,936   $(85,438)   (80,502)
                                                   =======   =========               =======   ========
Gain on sale of subsidiary.................                                     --                         (41,912)
Interest expense, net......................                                 68,385                          24,901
Miscellaneous income.......................                                    (45)                           (166)
                                                                         ---------                        --------
Loss before income taxes...................                               (179,757)                        (63,325)
Income tax (benefit) provision.............                                     --                              --
                                                                                                          --------
                                                                         =========
      Net loss.............................                              $(179,757)                       $(63,325)
                                                                         =========                        ========
Other Supplemental Data:

   Subscribers at end of period............         28,037     228,654     256,691    24,895     66,066     90,961
   Capital expenditures....................        $ 1,373   $ 122,661   $ 124,034   $ 1,615   $183,241   $184,856

         The following discussion reflects the Company's results of operations for its PCS and cellular lines of business. All general corporate costs have been allocated to the PCS line of business.

         Service revenue from local customers increased $58.4 million, or 165%, for the nine months ended September 30, 1998, as compared to the same period of 1997. PCS service revenue from local customers increased $62.7 million, or 277%, as a result of the continued increase in subscribers (to approximately 228,000 at September 30, 1998, from approximately 66,000 at September 30,
1997), which is attributable to the launch of seven new PCS markets, including Atlanta, Georgia, since September 30, 1997. Cellular service revenue from local customers decreased $4.3 million, or 33%, primarily as a result of the Maine Disposition, which occurred during the second quarter of 1997, and the corresponding disposition of approximately 27,000 customers.

         The average monthly service revenue ("RPU") per local PCS subscriber was $55.51 for the nine months ended September 30, 1998, as compared to $61.41 for the same period of 1997. This decrease is attributable primarily to changes in the Company's rate plan offerings from 1997 to 1998. At September 30, 1997, a substantial portion of the Company's PCS subscribers were participants in a promotional plan under which they received unlimited monthly airtime for local calling for a fixed monthly fee of $50. In 1998, the Company has been offering multiple rate plans with fixed monthly access charges ranging from $20 to $90. These rate plans have contributed to an overall reduction in RPU per local PCS subscriber as customers gravitate toward lower fixed-rate plans, a trend consistent with a general trend in the wireless industry of declining RPU. The Company anticipates some decline in its RPU per local PCS subscriber in future periods due primarily to lower minute usage by new wireless subscribers and increased price competition among wireless carriers.

         The RPU per local cellular subscriber decreased to $36.11 for the nine months ended September 30, 1998, as compared to $38.73 for the same period of 1997. As previously noted, this reduction in RPU per local cellular subscriber reflects increased price competition among wireless carriers, which has prompted the Company to offer rate plans with more bundled airtime minutes.

         The Company generated $2.5 million in PCS roaming revenue during the nine months ended September 30, 1998, as compared to none for the same period of 1997. This increase reflects the success of the previously mentioned roaming agreements with Alliance partners that became effective during the last few months of 1997. Cellular roaming revenue remained relatively consistent with the same period of 1997, increasing $.1 million, or 2%. Although the Company anticipated a reduction in roaming revenue due to the Maine Disposition, this reduction was offset by a continued increase in the number of roamers and minutes of usage per roamer for the Company's cellular division.

         Other service revenue, which includes activation and installation fees, co-location revenue and interconnection fees billed to LECs for connections to the Company's PCS and cellular networks, increased $2.0 million, or 66%, for the nine months ended September 30, 1998, as compared to the same period of 1997. This increase is due primarily to the Company's concentrated efforts to secure tenants for co-location on its towers and to the increase in interconnection fees as a result of increased utilization of the Company's PCS and cellular networks by LECs.

         Cost of services includes the cost of: (i) interconnection with LEC facilities; (ii) direct cell site costs (e.g., property taxes and insurance, site lease costs and electric utilities); (iii) PCS and cellular roaming validation (provided by third-party clearinghouses); (iv) long distance toll costs; and (v) supplementary services (such as voice mail). PCS cost of services increased $12.3 million, or 69%, for the nine months ended September 30, 1998, as compared to the same period in 1997. This increase primarily reflects costs related to the approximately 500 additional cell sites that have been placed in service since September 30, 1997, as well as increased interconnection and toll costs related to increased traffic on the Company's expanding PCS network. Cellular cost of services decreased $1.2 million, or 46%, for the nine months ended September 30, 1998, as compared to the same period of 1997, as a result of the Maine Disposition and a significant decrease in costs associated with cloning and subscription fraud in the Company's cellular division during 1998.

         The Company generated a negative PCS equipment margin of 215% on $15.4 million of sales for the nine months ended September 30, 1998, as compared to a negative margin of 140% on $10.3 million of sales for the same period of 1997. The increase in negative PCS equipment margins in 1998 is attributable primarily to special promotional prices offered on several handsets during the second and third quarters. The Company generated a negative cellular equipment margin of 110% on $.6 million of sales for the nine months ended September 30, 1998, as compared to a negative margin of 164% on $.7 million of sales for the same period of 1997. The Company expects to continue subsidizing the cost of PCS and cellular handsets to consumers for the foreseeable future.

         Operations costs, which include the costs of maintaining the cellular and PCS systems, customer service, credit and collections (including bad debt) and inventory management, increased $25.4 million, or 198%, for the nine months ended September 30, 1998, as compared to the same period of 1997. Substantially all of this increase is attributable to costs incurred to provide customer service to the growing PCS customer base and to maintain the expanding PCS network and a significant increase in the bad debt provision resulting from the disconnection of non-paying PCS customers. Cellular operations costs decreased $1 million, or 42%, primarily as a result of the Maine Disposition.

         Selling and marketing costs totaled $40.2 million for the nine months ended September 30, 1998, an increase of $16.8 million, or 72%, from the same period of 1997. Substantially all of this increase is attributable to continued increases in PCS advertising and marketing costs and the expansion of the Company's various PCS sales distribution channels. Cellular selling and marketing costs decreased $1.1 million, or 39%, primarily as a result of the Maine Disposition.

         G&A costs were $25.9 million for the nine months ended September 30, 1998, an increase of $7.5 million, or 41%, from the same period of 1997. PCS G&A costs, which totaled $24.5 million for the nine months ended September 30, 1998, increased 51% from the same period of 1997, primarily as a result of increased headcount and the related increase in facilities costs at the Company's corporate and regional administrative offices and information technology center. Cellular G&A decreased $.8 million, or 37%, primarily as a result of the Maine Disposition.

         Depreciation and amortization totaled $48.1 million for the nine months ended September 30, 1998, an increase of $15 million, or 45%, from the same period of 1997, and consists principally of the depreciation of the cellular and PCS network and the amortization of PCS licenses. Substantially all of this increase is attributable to the depreciation associated with the approximately 500 additional PCS cell sites that have been placed in service since September 30, 1997 and the amortization costs associated with the Atlanta MTA license which was placed into service during August of 1997.

         Net consolidated interest expense totaled $68.4 million for the nine months ended September 30, 1998, as compared to $24.9 million for the same period of 1997. This increase of $43.5 million, or 175%, reflects: (i) the additional interest costs associated with both the $300 million 11.125% Senior Notes due June 2007, which were issued in June, 1997 and increased funding provided under the Credit Facility; (ii) the lower availability of funds for investment due to the buildout of the PCS network and; (iii) a substantial reduction in capitalized interest ($2 million for the nine months ended September 30, 1998, as compared to $18.1 million for the same period of 1997), which is attributable to the completion and placing in service of the majority of the Company's PCS system.

         The effective income tax rate for both the nine months ended September 30, 1998 and 1997 was 0%. The Company generated a $179.8 million net loss during the nine months ended September 30, 1998 and expects to continue to incur significant operating losses throughout the remainder of 1998 and beyond. The tax benefit of these operating losses will not be recognized until management determines that it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires significant amounts of capital for funding the operations and expansion of its PCS business. Total capital expenditures, including capital expenditures for information technology and other support of the PCS business, totaled approximately $124 million for the first nine months of 1998. Costs associated with the PCS system buildout include tower sites, leasehold improvements, base station and switch equipment and labor expenses related to construction of sites. The Company currently estimates that capital expenditures will total approximately $109 million for the remainder of 1998 relating to the initial buildout of the PCS systems in the Kentucky/Tennessee BTAs and the continued expansion of its other PCS markets and the cellular system. By the end of 1998, the Company expects to be able to offer PCS services in markets containing approximately 60% of the population within its PCS markets. Wireless coverage is expected to extend across most metropolitan areas, certain secondary cities and major connecting highway corridors within the Company's PCS markets. Thereafter, based on customer demand and competitive factors, the Company intends to continue to build out its PCS system to enhance and expand its coverage. The Company anticipates that it will need to raise additional financing in the event it decides to make acquisitions of additional licenses or businesses or expand and enhance the existing PCS coverage in existing PCS markets.

         On June 22, 1998, pursuant to a Stock Purchase Agreement between the Company and SCANA Communications, Inc., a wholly-owned subsidiary of SCANA Corporation ("SCANA"), the Company issued to SCANA 50,000 shares of non-voting Series E 6.5% Cumulative Convertible, Redeemable Preferred Stock (the "Series E Preferred") in a private placement for an aggregate purchase price of $75 million. Also, on June 22, 1998, pursuant to a Stock Purchase Agreement between the Company and ITC Wireless, Inc., a wholly-owned subsidiary of ITC Holding Company, Inc. ("ITC Wireless"), the Company issued to ITC Wireless 50,000 shares of nonvoting Series F 6.5% Cumulative Convertible, Redeemable Preferred Stock (the "Series F Preferred") in a private placement for an aggregate purchase price of $75 million. The Series E Preferred and Series F Preferred become convertible on June 22, 2003, at the option of the holder, into Common Stock at an initial conversion price of $22.01, subject to adjustment. The Series E Preferred and Series F Preferred are redeemable at the option of the Company anytime subsequent to June 22, 2003, but no later than June 1, 2010. The Series E Preferred and Series F Preferred have a liquidation preference over the Common Stock of $1,500 per share, subject to adjustment, plus accrued and unpaid dividends in the event of a liquidation, dissolution or winding up of the Company. The 6.5% annual dividend on each of the Series E Preferred and Series F Preferred is payable quarterly in Common Stock or, under certain circumstances, cash. The Company intends to pay such quarterly dividends in Common Stock for the foreseeable future.

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

         On June 5, 1997, pursuant to a Stock Purchase Agreement, between the Company and The Huff Alternative Income Fund, L.P. ("Huff"), the Company issued to Huff 50,000 shares of nonvoting Series C Convertible Preferred Stock (the "Series C Preferred") for an aggregate purchase price of $22.5 million. Also, on June 5, 1997, pursuant to a Stock Purchase Agreement, between the Company and SCANA, the Company issued to SCANA 50,000 shares of nonvoting Series D Convertible Preferred Stock (the "Series D Preferred"), for an aggregate purchase price of $22.5 million. The Series C Preferred and Series D Preferred are convertible, at the option of the holder, into Common Stock at a conversion price subject to periodic adjustment. The Series C Preferred is convertible any time subsequent to December 5, 1998 and the Series D Preferred is convertible any time subsequent to March 14, 2002. The Series C Preferred and Series D Preferred are redeemable at the option of the Company, in whole or in part, on a pro rata basis, at a redemption price of $450 per share plus declared and unpaid dividends, anytime subsequent to June 5, 2002. The Series C Preferred and Series D Preferred have a liquidation preference over the Common Stock of $450 per share plus declared and unpaid dividends in the event of a liquidation, dissolution or winding up of the Company.

         On March 4, 1996, the Company entered into a $125 million credit agreement (the "Credit Facility") with Ericsson Inc. ("Ericsson") regarding the purchase of and vendor financing for PCS equipment and services. On October 31, 1996, March 31, 1997, June 26, 1997, and November 18, 1997, Powertel and Ericsson entered into amendments to the Credit Facility, which increased the equipment financing commitment to $165 million and amended certain other provisions of the Credit Facility. During the fourth quarter of 1997, the $165 million commitment under the Credit Facility was syndicated to a group of lenders. On December 23, 1997, the Credit Facility was amended to increase the financing commitment to $265 million. On February 6, 1998, Powertel and Ericsson entered into an amended and restated Credit Facility to incorporate the terms and conditions of the original agreement and the subsequent amendments.

         Although the Company is currently unable to predict with certainty the amount of expenditures that may be made beyond 1998, the Company expects that it will require additional capital. Sources of additional capital may include vendor financing, cash flow from operations, public and private equity and debt financing and asset dispositions by the Company. The Company may also require additional financing in the event it decides to make acquisitions of additional licenses or businesses. The extent of additional financing required will partially depend on the success of the Company's businesses. The Company currently has no other sources of income or cash flows other than its cellular and PCS operations and the interest income earned from investing its cash and the proceeds of the public and private debt and equity offerings. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the indentures to the Notes, the Credit Facility or any future financing arrangements. The restrictions on additional indebtedness under the indentures to the Notes require the Company to satisfy specified leverage ratios in order to incur indebtedness; however, they permit the Company and its subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of inventory or equipment.

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

         During the nine months ended September 30, 1998, the Company used net cash of $116.8 million for operating activities, as compared to $38.3 million for the same period in 1997. Operating activities for the nine months ended September 30, 1998 consisted primarily of $179.8 million of net loss and $30.4 million of changes in operating assets and liabilities, which were partially offset by $48.1 million of depreciation and amortization and $43.1 million of bond accretion on the Senior Discount Notes.

         Cash used in investing activities was $130 million for the nine months ended September 30, 1998, as compared to $158.6 million for the same period in 1997. Investing activities for the nine months ended September 30, 1998 consisted primarily of capital expenditures totaling $124 million and a decrease in accrued construction costs of $18.9 million (both primarily related to the buildout of the PCS system and support systems). These activities were partially offset by the liquidation of $13.5 million of short-term investments which was used for the payment of interest related to the 1997 Notes.

         Cash provided from financing activities was $206.2 million for the nine months ended September 30, 1998, as compared to $386.8 million for the same period in 1997. Financing activities for the nine months ended September 30, 1998 consisted primarily of net proceeds of $149.7 million from the sale of the Series E Preferred and Series F Preferred and borrowings of $56.3 million under the Credit Facility.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures About Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. FAS 131 establishes reporting standards for public companies concerning operating segments and related disclosures about products and services, geographic areas and major customers. FAS 131 is not anticipated to have a material impact on the Company's financial statements.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires entities to expense certain start-up costs and organization costs as they are incurred. The Company does not anticipate this statement will have an impact on its financial statements.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. Early adoption is encouraged. FAS 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company does not anticipate this statement will have a material impact on its financial statements.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use or store dates representing the year as just two digits (e.g., "97" for 1997). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar activities.

         In 1998, the Company established a Year 2000 Task Force (the "Task Force") consisting of representatives from its network operations, information technology, finance and legal departments to address internal and external Year 2000 issues. The Task Force reports regularly to an executive-level Steering Committee. To assist the Task Force in its functions, the Company has engaged an outside consulting firm with expertise in Year 2000 issues relative to the telecommunications industry. The Company, with the support of this outside consulting firm, is presently conducting Phase 1 of its Year 2000 compliance program, which consists of assessing hardware and software used by the Company and its business units for Year 2000 readiness as well as the state of readiness of outside third parties with which the Company has significant relationships (e.g. vendors and suppliers). Phase 1 also includes the development of a Year 2000 testing and remediation plan based on the results of the assessment studies. Once Phase 1 is completed and the testing and remediation plan is in place, the Company should be able to estimate the costs of Year 2000 remediation.

         The Company's assessment of internal systems includes its IT systems as well as non-IT systems (which systems contain embedded technology, such as network equipment, HVAC systems and security systems containing microprocessors or other similar circuitry). Throughout Phase 1, the Company is also requesting assurances from its major suppliers, including suppliers of network hardware and software and of PCS and cellular telephones, that they are addressing the Year 2000 issue and that the suppliers' products will function properly in the year 2000. The Company plans to test certain of such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory manner. In many cases, the Company is relying on such assurances that new and upgraded software and hardware will be Year 2000 compliant. The Company is also contacting PCS and cellular roaming partners and LECs that carry and terminate calls on the Company's PCS and cellular networks to determine the extent to which their interfaces with the Company's networks are vulnerable to Year 2000 issues. These actions are intended to help identify and mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential external consequences on the Company's operations in the event service interruptions occur from suppliers, roaming partners, LECs and other third parties. The Company may also be at risk if certain critical infrastructure services providers, such as electricity, water or telephone service providers, experience difficulties that result in disruption of service to the Company.

         The Company plans to complete Phase 1 of its Year 2000 compliance program no later than December 31, 1998. Phase 2 of the Year 2000 compliance program includes implementation of the testing and remediation plans developed in Phase 1. Once Phase 2 is underway, the Company should be able to predict the potential impacts of Year 2000 noncompliance with respect to its internal systems as well as external third parties with which it has significant relationships (e.g. vendors and suppliers). Phase 2 of the program is anticipated to be complete in mid-1999.

         The Company does not expect that the amount of remediation work required to address Year 2000 problems will be extensive. Many of the Company's financial and network systems have been implemented in the last few years, and management believes that this newer equipment and software are generally Year 2000 compliant. However, the Company expects that it will be required to conduct limited Year 2000 readiness testing and modify some of its existing hardware and software in order for its systems to function properly in the year 2000 and thereafter. At this time, the Company has not calculated the total estimated cost of addressing Year 2000 issues. Management believes, however, that such cost will not be material to the Company and will be able to be funded through cash on hand. To date, the Company has incurred and expensed only a nominal amount for Phase 1 activities under its Year 2000 plan, primarily for the retention of outside consultants and assessment activities under the plan.

         The Company does not presently anticipate that it will experience a material disruption in its business as a result of Year 2000 problems that affect its network operations, information processing or interfacing with roaming partners or LECs. However, during Phase 2 of its Year 2000 plan the Company will develop a contingency plan to help provide for continuity of its business operations in the event of unforeseen internal and external Year 2000 problems. Further, as the Year 2000 project continues, the Company may discover additional Year 2000 problems. For example, the Company may not be able to develop, implement, or test remediation or contingency plans and may find that the costs of these activities exceed current expectations. If the Company fails to satisfactorily resolve Year 2000 issues related to its business in a timely manner, it could be exposed to liability from third parties which could have a material adverse effect on the Company's business, financial condition or results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans, including the Company's ability to obtain financing in the future; (ii) trends affecting the Company's financial condition or results of operations, including those related to Year 2000 issues; (iii) the Company's growth strategy (including the Company's anticipated network buildout) and operating strategy;
(iv) the Company's anticipated capital needs and capital expenditures; and (v) projected outcomes and effects on the Company of litigation and investigations concerning the Company. When used in this Report, the words "expects," "intends," "believes," "anticipates," "estimates," "may," "could," "should," "would," "will," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of:
(i) factors affecting the availability, terms and cost of capital; risks associated with the selection of the Company's PCS digital protocol and PCS system implementation; competitive factors and pricing pressures; general economic conditions; the failure of the market demand for the Company's products and services to be commensurate with management's expectations or past experience; the impact of present or future laws and regulations on the Company's business; changes in operating expenses or the failure of operating and buildout expenses to be consistent with management's expectations; and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving litigation and investigations; (ii) various factors discussed herein including, without limitation, the Year 2000 issue; and (iii) those factors discussed in detail in the Company's filings with Securities and Exchange Commission (the "Commission"), including the "Risk Factors" section of the Company's Registration Statement on Form S-4 (Registration number (333-31399), as declared effective by the Commission on July 31, 1997.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         Reference is made to the Company's Form 10-K for the year ended December 31, 1997 (as filed with the Commission on March 24, 1998) for a discussion of certain legal proceedings. In addition to the legal proceedings discussed therein, the Company is subject from time to time to legal proceedings that arise out of the Company's business operations, including service, billing and collection matters. Although the actual damages sought in such legal proceedings are generally small, certain of these legal proceedings may seek punitive damages and/or attempt to be certified as class actions. While the Company currently does not expect such legal proceedings to have a material adverse effect on the Company, no assurance can be given that the resolution of any or all of such legal proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 5.    OTHER INFORMATION

         Changes on Board of Directors. On October 16, 1998, Lawrence Gressette resigned from the Board of Directors of the Company. Effective October 16, 1998, the Board of Directors filled the vacancy created by Mr. Gressette's resignation through the election of Ann Milligan to the Board. On October 28, 1998, Bert G. Clifford resigned from the Board of Directors. The Board of Directors has not yet filled the vacancy created by Mr. Clifford's resignation.

         Recent SEC Announcements. The Commission recently amended Rule 14a-4 under the Exchange Act, which governs the use by the Company of discretionary voting authority with respect to certain stockholder proposals. Rule 14a-4(c)(1) provides that, if the proponent of a stockholder proposal fails to notify the Company at least 45 days prior to the month and day of the mailing of the prior year's proxy statement, the proxies of the Company's Board of Directors would be permitted to use their discretionary authority at the Company's next annual meeting of stockholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. In order to provide stockholders with notice of the deadline for the submission of such proposals for the Company's 1999 Annual Meeting of Stockholders, the Company hereby notifies all stockholders of the Company that after March 17, 1999 any stockholder proposal submitted outside the requirements of Rule 14a-8 will be considered untimely for purposes of Rules 14a-4 and 14a-5(e).

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


                            POWERTEL, INC.


November 13, 1998           /s/  Allen E. Smith
                            ----------------------------------------------------
                            Allen E. Smith
                            President and Chief Executive Officer


November 13, 1998           /s/  Fred G. Astor, Jr.
                            ----------------------------------------------------
                            Fred G. Astor, Jr.
                            Executive Vice President and Chief Financial Officer
                            (Chief Accounting Officer)