Form 10-K
period 1998-12-31
POWERTEL INC /DE/
filed 1999-03-29
CIK 876318

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 1998

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from             to
                                                             -----------
        ----------

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of $14.563 on March 25, 1999, as reported on the Nasdaq Stock Market's National Market, was approximately $162,011,409. As of March 25, 1999, the Registrant had outstanding 27,434,933 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                         INDEX TO FORM 10-K

                                                                                                                            Page

PART I

Item 1.      Business...................................................................................................      2
Item 2.      Properties.................................................................................................     10
Item 3.      Legal Proceedings..........................................................................................     10
Item 4.      Submission of Matters to a Vote of Security Holders........................................................     11

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters...................................................     11
Item 6.      Selected Financial Data....................................................................................     12
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......................     14
Item 7A.     Quantitative and Qualitative Disclosures About Market Risks................................................     23
Item 8.      Financial Statements and Supplementary Data................................................................     24
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......................     24

PART III

Item 10.     Directors and Executive Officers of the Registrant.........................................................     24
Item 11.     Executive Compensation.....................................................................................     24
Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................................     24
Item 13.     Certain Relationships and Related Transactions.............................................................     24

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............................................     24

Signatures   ...........................................................................................................     31

                                     PART I

ITEM 1.  BUSINESS

         Unless otherwise indicated, all population data set forth herein is based on the 1998 Paul Kagan Associates, Inc. Cellular/PCS POP Book, and all industry data set forth herein is based upon information compiled by the Cellular Telecommunications Industry Association and/or Paul Kagan & Associates, Inc. This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disclosure Regarding Forward Looking Statements."

            We provide personal communications services ("PCS") in the southeastern United States under the name "Powertel" and cellular telephone service in contiguous portions of western Georgia and eastern Alabama under the name "InterCel." Our PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.4 million people. We hold PCS licenses to serve the Major Trading Areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama (the "MTA Markets") as well as 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee. We hold 30 MHz of spectrum licensed for PCS in the MTA Markets, and we hold 20 MHz of spectrum licensed for PCS in all of the BTA Markets except for the Knoxville, Tennessee BTA, where we hold a license for 10 MHz of spectrum. We have one of the largest contiguous licensed PCS footprints in the southeastern United States.

          We introduced our PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama, and we have, to date, launched our PCS services in a total of 34 markets in the Southeast. In most of these markets, we were the first to offer PCS services commercially. As of December 31, 1998, we had approximately 253,000 postpaid PCS subscribers and 42,000 prepaid PCS subscribers.

         We also provide cellular telephone service under the "InterCel" brand name in contiguous portions of four Rural Service Areas in western Georgia and eastern Alabama. Our cellular market encompasses approximately 2,900 square miles with a population of approximately 296,000 people. On January 5, 1999, we agreed to sell substantially all of our cellular assets to Public Service Cellular, Inc. for $89 million in cash. We expect to close this transaction in the second quarter of 1999. See "-- Cellular Operations -- InterCel Disposition." As of December 31, 1998, we had approximately 29,000 cellular subscribers.

         On March 15, 1999, we agreed, subject to certain conditions, to sell approximately 650 of our communications towers to a subsidiary of Crown Castle International Corp. for an aggregate of $275 million in cash. The purchase price is subject to adjustment based on the actual number of towers tendered at the closing. In connection with this sale, we agreed to lease space on the towers that we are selling for a period of ten years, with three five year renewal periods that we may exercise at our option. We expect to close this transaction in the second quarter of 1999. See "-- PCS Operations -- Tower Transaction."

         Our principal executive offices are located at 1233 O.G. Skinner Drive, West Point, Georgia 31833, and our telephone number is (706) 645-2000.

THE WIRELESS TELECOMMUNICATIONS INDUSTRY

         Since 1983, the demand for wireless telecommunications services has grown dramatically as cellular, paging and other emerging wireless communications services have become widely available and increasingly affordable. Service revenues for the wireless telephone industry reached approximately $29.6 billion for the year ending June 30, 1998, as compared to approximately $364.3 million for the year ending June 30, 1985. The number of wireless telephone subscribers nationwide has grown from approximately 680,000 in 1986 to an estimated 60 million at the end of 1998.

         Analog cellular services are the most widely deployed two-way wireless services available today. However, analog cellular transmits voice and data signals over analog-based systems, which use one continuous electronic signal that varies in amplitude or frequency over a single radio channel. In contrast, digital systems, such as the systems used to provide PCS, transmit signals as a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This increased capacity, along with other enhancements in digital protocols, allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy and single number (or "find me") service, and more robust data transmission features, such as "mobile office" applications (including facsimile and e-mail).

         PCS systems in the United States operate under one of three digital transmission protocols: the Global System for Mobile Communications ("GSM"); Code Division Multiple Access ("CDMA"); or IS-136 ("IS-136"). These protocols are incompatible with each other. Our network uses GSM, which is the leading digital wireless technology in the world with over 150 million subscribers worldwide. We are also a member of the GSM Alliance L.L.C., a consortium of 17 PCS carriers which offer PCS service using the GSM protocol in over 2,500 cities and towns throughout North America. Through the GSM Alliance, we allow our customers to roam in many major metropolitan areas in the United States and Canada. GSM Alliance members include us, Aerial Communications, Inc., Airadigm Communications, Inc., BellSouth Mobility DCS, the PCS subsidiary of BellSouth, Conestoga Wireless Company, Cook Inlet PCS, DIGIPH PCS, Iowa Wireless Services, LP, Microcell Connexions Inc., NPI Wireless, Omnipoint Communications, Inc., Pacific Bell Mobile Services Corp., Western Wireless Corporation and Wireless 2000 PCS, among others. We offer a single roaming rate to our customers when roaming on any GSM network throughout the United States and Canada.

         While various incompatible PCS protocols have emerged because of the absence of a required universal digital signaling protocol, there is an ongoing debate that is focused on the next generation of worldwide wireless standards. There is controversy over whether world standards organizations, such as the European Telecommunications Standards Institute and the International Telecommunications Union, should dictate a single standard for third generation ("3G") wireless services. The leading protocols under consideration include W-CDMA, which is a GSM-based version of next generation wideband CDMA technology supported by the GSM Alliance, and CDMA2000, which is a CDMA-based 3G technology supported by certain U.S. manufacturers. This debate has become highly visible in international politics. ETSI, which has advocated W-CDMA as the European 3G standard, is being challenged by other standards bodies and the United States as being isolationist and precluding non-European manufacturers from a significant marketplace in the future. The GSM Alliance is actively lobbying for the adoption of multiple standards for 3G wireless, much like the co-existing standards for second generation wireless today. However, these international standards debates could have a significant impact upon the future of GSM carriers in the event that a non-GSM protocol is designated as the single standard for 3G wireless worldwide.

         Although PCS and cellular networks use similar technologies and hardware, they are incompatible because they operate on different frequencies and utilize different signaling protocols. We began marketing dual-mode handsets capable of receiving and transmitting over both analog cellular and GSM-based PCS networks in December 1998. Our dual-mode service offering allows for automatic delivery of calls over analog cellular systems to our PCS subscribers roaming in areas where GSM-based PCS service is not available and where we have a roaming agreement with the analog cellular provider.

PCS OPERATIONS

      Markets

         Our PCS licenses cover approximately 246,000 contiguous square miles in portions of the following 12 states: Alabama; Arkansas; Florida; Georgia; Illinois; Indiana; Kentucky; Louisiana; Mississippi; Missouri; South Carolina; and Tennessee. Our PCS markets include approximately 24.4 million people. We currently provide PCS services in the 34 markets where we have completed our initial buildout. Generally, our "initial buildout" of a licensed territory includes the construction of cell sites: (a) in metropolitan areas with a population greater than

100,000 people; (b) in certain smaller cities that, due to location or demographics, we consider to be strategically important; and (c) along the major highway corridors connecting these areas. We have completed the initial buildout of our PCS system in the following cities:

         GEORGIA                            TENNESSEE                            ALABAMA
        ---------                        --------------                      --------------
          Athens                           Chattanooga                          Anniston
         Atlanta                             Jackson                         Auburn-Opelika
         Augusta                             Memphis                           Birmingham
        Brunswick                           Nashville                            Decatur
         Columbus                                                                Dothan
         LaGrange                                                               Florence
          Macon                            MISSISSIPPI                           Gadsen
         Savannah                                                              Huntsville
        West Point                           Jackson                           Montgomery
                                             Tupelo                            Tuscaloosa

         FLORIDA
                                         SOUTH CAROLINA                         KENTUCKY
       Gainesville
       Jacksonville                           Aiken                            Louisville
       Panama City                         Hilton Head                          Lexington
      St. Augustine
       Tallahassee

We also offer service along the major highway corridors connecting all of our markets. Based on customer demand and competitive factors, we intend to continue the buildout of our PCS system to enhance and expand our coverage. We continue building on our experience and reputation in the southeastern telecommunications market, benefiting from the region's positive demographics and capitalizing on our relationships with other telecommunications providers in the Southeast. As of December 31, 1998, we had approximately 295,000 PCS subscribers.

      Tower Transaction

         On March 15, 1999, we and five of our wholly-owned subsidiaries entered into an agreement with Crown Castle International Corp. and its wholly-owned subsidiary, CCP Inc. (collectively, "Crown Castle"), to sell 650 towers, related assets and certain liabilities (the "Proposed Tower Disposition") for $275.0 million in cash (the "Purchase Price"). At the closing, the Purchase Price is subject to adjustment based on the actual number of sites tendered. The asset purchase agreement provides that sites considered defective or incomplete ("Rejected Sites") will not be tendered at closing, and consequently, the Purchase Price will be reduced by an amount equal to $423,077 for each Rejected Site (the "Rejected Site Credit"). At closing, Crown Castle would also receive a credit against the Purchase Price in an aggregate amount of $383,000 (the "Purchase Price Credit") as consideration for its acceptance of certain towers with site leases which may require revenue received from us or our affiliates to be shared with the site lessors. The Purchase Price less the Rejected Site Credit and the Purchase Price Credit is referred to as the "Closing Price." In addition, pursuant to the asset purchase agreement and a related escrow agreement, Crown Castle has deposited $50.0 million in cash (the "Escrow Deposit") with SunTrust Bank Atlanta. At closing, the Escrow Deposit will be delivered to us and credited against the Closing Price. However, Crown Castle has also agreed that the Escrow Deposit will be forfeited to us under certain specified conditions in the event that Crown Castle is unable to receive adequate financing to consummate the transaction and thus is unable to close the transaction in a timely manner.

         At closing, we and our subsidiaries will assign, and Crown Castle will assume, five master site agreements pursuant to which we and our affiliates will agree to pay Crown Castle monthly rent of $1,800 per tower for the continued use of the space that we or our affiliates currently occupy on the towers. The master site agreements provide that space not occupied by us or our affiliates on the acquired towers can be leased to third parties at Crown Castle's sole option. Monthly payments under the individual site leases are subject to increase based on an agreed upon schedule if and when we or our affiliates add equipment to a site. In any event, the monthly rent, including additional rents related to the addition of certain equipment, will be increased on each fifth anniversary of each site lease up to an amount that is 115% of the rent paid during the preceding five year period. The term of each site lease will be ten years. We have the right to extend any site lease for up to three additional five year periods. Each site lease will automatically renew for an option term unless we or our affiliates notify Crown Castle of our intent not to renew at least 180 days prior to the end of the then current term.

         The operative agreements governing the Proposed Tower Disposition are subject to a number of significant conditions. We cannot guarantee that this transaction will be consummated on the terms described herein or at all. In connection with the Proposed Tower Disposition, we, our subsidiaries and Crown Castle are making certain representations and warranties which must be true on the closing date in order for the Proposed Tower Disposition to be consummated. Other conditions which must be satisfied on the closing date include: (i) compliance by us, our subsidiaries and Crown Castle with the terms of the asset purchase agreement; (ii) absence of litigation; (iii) receipt of regulatory approvals; and (iv) absence of any material adverse effect with respect to our and our subsidiaries' assets and assumed liabilities.

      Strategy

         Our strategy is to:

               -    continue to build out a high-quality PCS system;

               - offer a broad range of services, including enhanced services;

               - expand our subscriber base by providing wireless services of the highest quality, functionality and value;

               - expand our regional market presence by managing and affiliating with other PCS licensees, as well as potentially acquiring additional strategic PCS licenses and other PCS providers; and

               - provide our customers with the ability to receive service in areas outside of our service area by entering into additional roaming agreements.

We intend to achieve significant market penetration by aggressively marketing competitively-priced PCS services, including enhanced services not currently provided by analog or digital cellular operators, and by providing superior customer service. We intend to remain a low-cost provider of PCS services by generating economies of scale by operating in contiguous market areas and focusing on customer acquisition and retention.

      Services

         Our PCS service offerings consist primarily of wireline enhancement products in which PCS supplements a customer's landline communications. We currently offer a full range of wireless telecommunications services, including certain enhanced features and services not generally provided by analog or digital cellular operators. These enhanced features and services include secure communications, sophisticated call management (incorporating services such as caller I.D. and call forwarding), enhanced battery life and a short message service which allows subscribers to send and receive alphanumeric and text messages on their handsets. In December 1998, we announced a new long-distance plan, the 50-State Rate, which allows Powertel customers who subscribe to a calling plan with a $50 or higher monthly access fee to call anywhere in the United States with no additional long distance charges. Regular airtime rates apply. In December 1998, we also launched a dual-mode service offering for an additional charge of $5 per month, and in September 1998, we launched our new prepaid product, which is based on an advanced intelligent network platform that allows real-time declination of a customer's account. Customers on the prepaid plan are not required to apply for credit and may purchase prepaid vouchers in denominations of $30, $45 or $90 to increase their "account balance" at any time. In addition, we have expanded our current offerings of wireless telecommunications services to include international roaming and certain data and information services. In the future, we intend to offer single number service, alternative line service, wireless e-mail, home zone billing, virtual private network services and fixed wireless services that could serve as the customer's primary mode of telecommunication.

      Roaming

            Our PCS subscribers may roam outside their "home" markets anywhere within our PCS coverage area without being assessed daily access fees or increased airtime usage rates. Certain of our roaming partners own licenses in MTAs and BTAs that are contiguous to our PCS markets, which increases the size of the contiguous geographic area where our customers can roam. We provide GSM roaming services outside of our service area at a single roaming rate which is lower than rates traditionally offered by most cellular providers. GSM service is currently available in more than 2,500 cities and towns in the United States and Canada. We have also entered into roaming agreements with international GSM providers (primarily through our membership in the GSM Alliance) which allow subscribers to roam internationally through the use of subscriber identity module (SIM) cards. We have just begun to commercially offer the international roaming service.

      System Buildout

            Although we have completed the initial buildout of our PCS system, we continue to build out our existing markets for increased coverage and capacity needs, and we are also building out certain secondary cities within our licensed footprint. Generally, we select sites on the basis of their coverage of targeted customers, the cost to construct the site and on frequency propagation characteristics. In many cases, we must obtain zoning approval prior to constructing a site. For new sites, our experience indicates that the site acquisition process can take three to twelve months. Once we acquire a site and obtain the requisite governmental approval, preparation of the site, including grounding, ventilation and air conditioning, equipment installation, testing and optimization, generally requires an additional two to four months.

      Customer Service

            We recognize that superior customer service is vital to minimizing customer churn and to contributing to the long-term success of our business. Accordingly, we strive to ensure that our PCS customers are fully introduced to our service offerings, that they understand how to use their handset and its features and that they receive prompt and reliable service from our customer service representatives. We provide PCS subscribers with toll-free access to our customer service representatives 24 hours a day, seven days a week. In addition, PCS subscribers can reach a customer service representative from their handsets (with no airtime charge) by dialing 611. In 1998, we consolidated our inbound customer service organization into two call centers located in Atlanta, Georgia and Jacksonville, Florida.

      Sales, Marketing and Distribution

            We market our PCS services primarily through: (i) our direct sales force; (ii) 65 retail stores and kiosks which we operate; (iii) a network of independent agents, each of which has a retail store presence; (iv) mass merchandisers, such as Radio Shack, Office Depot and Circuit City; and (v) a limited amount of direct mail advertising. In addition to traditional distribution channels, we are considering marketing our PCS services through non-traditional distribution channels, including the internet and telemarketing. We support our marketing activities with local and regional radio, television and print advertising.

            Our direct and retail store PCS sales force currently consists of approximately 600 employees. Our sales employees are trained to understand our products and services, so that they can provide extensive information to prospective customers. Sales commissions generally are linked both to subscriber revenue and subscriber retention. We expect that we will increase our PCS sales force to approximately 710 employees by the end of 1999.

            We also negotiate volume discounts from vendors of PCS telephone equipment and pass a substantial portion of the discount on, and further subsidize the cost of, such telephone equipment to our subscribers, sales agents and distributors. Although we subsidize a portion of most PCS handset purchases, even after such subsidy, our PCS handsets are generally more expensive to subscribers than cellular handsets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." We offer over-the-air activation whereby a customer can initiate service by purchasing a handset from any of our distribution channels and pressing any key on the handset to reach Powertel customer service. During this call, the customer service representative can obtain all necessary customer information and conduct a credit scoring assessment or, if the customer has chosen the prepaid plan, the customer service representative can activate the customer immediately. At this time, we do not require our PCS customers to sign long-term service contracts.

            In marketing our PCS services, we emphasize the enhanced features and favorable pricing of our services. We also promote the improved call security of our PCS system, which we believe encourages users to make confidential calls that they might not otherwise make on an analog cellular telephone. We also expect that the services offered by PCS operators will eventually be capable of replacing some traditional landline telephone services. The potential for increased PCS penetration of the landline market was enhanced by the 1996 Telecommunications Act, which requires local exchange carriers to interconnect with other telecommunications providers such as Powertel at just and reasonable rates that are based on costs of providing the interconnection.

CELLULAR OPERATIONS

      InterCel Disposition

            On January 5, 1999, we entered into an asset purchase agreement with Public Service Cellular for the sale of substantially all of our cellular assets. The purchase price is approximately $89,000,000. The closing of the transaction is subject to certain conditions, including: (i) our receipt of various consents from third parties; (ii) receipt of various regulatory approvals, including the approval of the FCC; and (iii) Public Service Cellular maintaining its financing commitment through the time of the closing. We expect to close the transaction in the second quarter of 1999. This sale does not include any towers used in our cellular business. We will lease space to Public Service Cellular on these towers, and we will sell these towers to Crown Castle as part of the Proposed Tower Disposition. See "-- PCS Operations -- Tower Transaction."

      Cellular System

            Our cellular market has a population of approximately 296,000 people and encompasses approximately 2,900 square miles. Since we began offering cellular service in late 1990, our number of cellular subscribers has grown to 29,000 at December 31, 1998 (a penetration of approximately 9.8% of the total population of the cellular market). Our cellular system consists of 26 cell sites. We use our own microwave transmission system, in conjunction with leased capacity on fiber optic systems and traditional landline facilities, to connect the cells to the main switching office in Huguley, Alabama. We have completed the initial upgrade of our analog cellular system to provide digital service. Our cellular system is now a dual-mode analog/TDMA digital system.

COMPETITION; OTHER TELECOMMUNICATIONS TECHNOLOGIES

            Competition in the wireless communications business is intense, and we expect it to continue to increase as a result of the entrance of new competitors and the development of new technologies, products and services. Each of the markets in which we compete is or will be served by multiple other wireless service providers, including cellular, PCS and enhanced specialized mobile radio ("ESMR") operators and resellers.

            We compete directly with several other PCS providers, including PrimeCo Personal Communications, L.P., Sprint Spectrum, L.P. and AT&T Wireless, in our PCS markets. The FCC continues to auction additional licenses for wireless services, which may allow more new competitors to enter the marketplace. We expect that existing wireless service providers in our PCS markets will continue to upgrade their systems. Some of these providers have been operational for a number of years and have significantly greater financial and technical resources than those available to us. Our wireless competitors include AT&T Wireless, AirTouch Communications, Inc., BellSouth Mobility, GTE Mobilnet Incorporated, Alltel Communications, Inc. and Price Communications Wireless, Inc. Two of our PCS competitors, AT&T Wireless and Sprint PCS, claim a national digital network which certain customers may view as an advantage. We, however, continue to believe that the majority of wireless consumers are still primarily interested in regional service, and that relatively few consumers use a national roaming feature.

            Continuing technological advances in telecommunications, and FCC policies that encourage the development of new spectrum-based technologies, make it impossible to predict the extent of future competition. The 1996 Telecommunications Act alters regulatory and industry barriers which for years deterred easy competition within and between telecommunications markets. The amended statute and related FCC rulemakings are expected to continue to open new avenues for competitive offerings of wireless, wireline and hybrid services.

            Since the introduction of PCS and ESMR, the two-way wireless services industry has experienced a downward trend in market prices. We anticipate that this trend will continue in the future due to increased competition. We compete to attract and retain customers principally on the basis of our service offerings and pricing, our customer service and our large contiguous footprint. Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors, which could adversely affect our operating margins.

            Beginning March 23, 1999, the FCC is scheduled to re-auction certain additional PCS licenses (including licenses reserved for small businesses) which, for various reasons, have been returned to the FCC. These licenses are for varying amounts of spectrum, ranging from 10 MHz to 30 MHz. While we are not participating directly in this auction, we have provided certain financing, subject to restrictions, to a qualified small business, Eliska Wireless, Inc., that may acquire licenses in that auction.

REGULATION OF WIRELESS TELECOMMUNICATIONS SYSTEMS

            The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the United States pursuant to the Communications Act of 1934, as amended, and the rules, regulations and policies promulgated by the FCC thereunder. Additional regulatory authority over PCS providers is granted to the FCC by the Budget Act and the 1996 Telecommunications Act.

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

            All PCS licenses are granted for a 10-year period, at the end of which they must be renewed. Licenses may be revoked at any time for cause. All 30 MHz broadband PCS licensees, including us, must construct facilities that offer coverage to one-third of the population of their service area within five years of their initial license grants and to two-thirds of the population within 10 years. For the 10 MHz broadband PCS licenses (i.e., the BTA licenses), licensees, including us, must provide PCS service with a signal level sufficient to provide adequate service to at least one-quarter of the population in their licensed area within five years of being licensed, or make a showing of substantial service in their licensed area within the same time frame. Licensees that fail to meet the coverage requirements may be subject to forfeiture of their licenses. The FCC will conduct random audits to ensure that licensees are in compliance with the FCC's holding period and attribution rules, violations of which could result in license revocations, forfeitures or fines. We have satisfied the FCC's five-year buildout requirements for each of the licenses we hold.

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

            Under the Communications Act, non-U.S. citizens or their representatives, foreign governments or their representatives, or corporations organized under the laws of a foreign country may not own, in the aggregate, more than 20% of a common carrier licensee, or more than 25% of the parent of a common carrier licensee if the FCC determines that the public interest would be served by prohibiting such ownership. However, the FCC has recently adopted an open entry standard that includes a presumption in favor of foreign ownership by applicants of the World Treaty Organization Member Countries ("WTO Members"). The new standard sets forth a rebuttable presumption that will permit foreign investment in U.S. wireless carriers by entities from WTO Members. Specifically, the FCC stated that applications for indirect foreign ownership of common carrier licenses do not pose competitive concerns that would justify denial of an application on such grounds. While the FCC retained its requirement that licensees seek approval prior to acceptance of indirect foreign ownership that would exceed the 25% benchmark, its adoption of a rebuttable presumption in favor of entry will streamline the application process.

            Transfers and Assignments of PCS Licenses. The Communications Act requires prior FCC approval of the assignment or transfer of control of a PCS license. In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the applicant would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold without prior FCC approval.

            Other FCC Requirements. The FCC also imposes certain requirements on our operations with respect to interconnection to other telecommunications, the provision of 911 and enhanced 911 services, mandatory contributions to the FCC's universal service fund, obligations to allow resale of our services, and other technical and reporting matters.

            Other Federal Regulations. Wireless systems are subject to certain Federal Aviation Administration regulations relating to the location, lighting and construction of wireless transmitter towers and antennas and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. We use common carrier point-to-point microwave and traditional landline facilities to connect our cell sites and to link them to our main switching offices. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters and service.

            State and Local Regulation. In 1993, Congress amended the Communications Act to preempt state or local regulation of the entry of, or the rates charged by, any commercial or private mobile radio service provider. Notwithstanding such preemption, a state may petition the FCC for authority to begin regulating or to continue regulating CMRS rates. Petitioners must demonstrate that existing market conditions cannot protect consumers from unreasonable and unjust rates or that the service is a replacement for traditional wireline telephone service for a substantial portion of the wireline service within the state. So far, the states in which we currently provide or plan to provide service (Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, South Carolina and Tennessee) either have not sought to regulate these matters or, in the case of Louisiana, have had their petition to regulate denied by the FCC.

            States are not, however, prohibited from regulating other terms and conditions of CMRS, such as service quality, billing procedures and consumer protection standards. In addition, the siting and construction of transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use and other regulations.

EMPLOYEES AND AGENTS

            As of February 28, 1999, we had approximately 1,800 employees. We anticipate that the continued development of our PCS system will require us to continue to hire a substantial number of new employees. None of our employees is represented by a labor organization, and we consider our employee relations to be good.


ITEM 2.  PROPERTIES

            We maintain our 28,000 square foot corporate headquarters and network operations center in West Point, Georgia and lease an additional 10,000 square feet of office space from KNOLOGY Holdings, Inc., an affiliate of ITC Holding Company, Inc. Additionally, our information technology center is located in leased space in Atlanta, Georgia, and we recently completed construction of a new call center in Jacksonville, Florida. In connection with our PCS system, we lease space for regional headquarters and switch facilities in the following cities: Birmingham, Alabama; Memphis, Tennessee; Jacksonville, Florida; Atlanta, Georgia; Nashville, Tennessee; and Louisville, Kentucky. The Atlanta MTA leases two separate switching facilities, both of which are located in the city of Atlanta but in separate locations. The Birmingham MTA leases additional space in Jackson, Mississippi to accommodate its sales and operations personnel. The Birmingham, Memphis, Jacksonville and Atlanta MTAs currently lease warehouse space for network equipment and cell site equipment related to the buildout of our PCS system in each respective MTA.

            We also currently lease retail space for eleven Powertel retail stores in the Birmingham markets, seven in the Memphis markets, fourteen in the Jacksonville markets, six in the Nashville BTA, seven in the BTA Markets and twenty in the Atlanta markets. We lease a 55,500 square foot building in LaGrange, Georgia with warehouse and office space for our inventory and distribution activities. We also lease land, rooftop space or tower space for a significant number of our approximately 1,400 PCS cell sites.

            In connection with our cellular system, we maintain sales and administrative offices for our cellular market in Lanett, Alabama. In our cellular market, we operate four retail stores (located in Lanett and Opelika, Alabama and Newnan and LaGrange, Georgia), and two sales kiosks (located in shopping malls in LaGrange, Georgia and Auburn, Alabama). All of our cellular retail sites are leased. As part of our cellular system, we lease space for our switch facility in Huguley, Alabama from Interstate Telephone Company, an affiliate of ITC Holding Company, Inc., and maintain 26 tower sites.

            We believe that all of our properties are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

            We are subject from time to time to legal proceedings that arise out of our business operations, including service, billing and collection matters. Although the actual damages sought in such legal proceedings are generally small, certain of these legal proceedings may seek punitive damages and/or attempt to be certified as class actions. While we do not expect such legal proceedings to have a material adverse affect on our business operations, no assurance can be given that the resolution of any or all of such legal proceedings will not have a material adverse effect on our business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            During 1998, we only submitted matters to a vote of our stockholders at our 1998 annual meeting of stockholders held on May 21, 1998. We previously reported on such matters.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Price Range of Common Stock. Our common stock is currently traded on the Nasdaq Stock Market's National Market System (the "Nasdaq National Market") under the symbol "PTEL." As of March 25, 1999, there were approximately 479 holders of record of our common stock.

            The high and low sales prices for each full quarterly period of 1998 and 1997 are as follows:

         1998                                               HIGH                 LOW
       --------                                        -------------        ------------
       First quarter                                   $      25.06         $     16.75
       Second quarter                                         24.13               15.75
       Third quarter                                          21.25                9.63
       Fourth quarter                                         16.25                9.31

        1997                                               HIGH                 LOW
       --------                                        -------------        ------------

       First quarter                                   $      17.00         $      9.75
       Second quarter                                         14.63                9.50
       Third quarter                                          20.00               12.50
       Fourth quarter                                         22.88               16.63

            Dividend Policy. We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations. Our Series E 6.5% Cumulative Convertible Preferred Stock (the "Series E Preferred") and Series F 6.5% Cumulative Convertible Preferred Stock (the "Series F Preferred") pay a 6.5% annual dividend quarterly in common stock or cash. However, we are prohibited from paying cash dividends for the foreseeable future because of restrictions contained in our indentures relating to our public bonds and our credit agreement covering certain equipment purchases from Ericsson Inc. To date, we have issued an aggregate of 430,952 shares of common stock as dividends on the Series E Preferred and Series F Preferred.

ITEM 6.  SELECTED FINANCIAL DATA

            The following table sets forth certain selected financial information for Powertel as of and for each of the years in the five-year period ended December 31, 1998. Arthur Andersen LLP has audited our consolidated financial statements. Our stockholders should read the selected historical financial information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto and other financial and operating information included elsewhere in this Report.

                                                                    YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------------
                                                 1998           1997          1996          1995        1994
                                             ------------   ------------   ------------   ---------   ---------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Service revenues ..........................  $    152,275   $     62,745   $     31,875   $  25,384   $  18,903
Equipment sales ...........................        23,161         16,171          7,250       3,928       2,859
                                             ------------   ------------   ------------   ---------   ---------
   Total revenues and sales ...............       175,436         78,916         39,125      29,312      21,762
                                             ------------   ------------   ------------   ---------   ---------
Cost of services ..........................        42,777         28,277          5,811       2,394       1,921
Cost of equipment sales ...................        79,144         45,318         11,653       3,127       2,391
Operations expenses .......................        56,522         23,989          9,927       3,596       2,722
Selling and marketing expenses ............        63,936         41,409         13,301       4,280       3,405
General and administrative expenses .......        37,639         25,742         16,963       4,218       3,651
Depreciation ..............................        57,938         42,747          5,887       2,741       2,130
Amortization ..............................         9,716          6,535          4,214       2,360       1,543
                                             ------------   ------------   ------------   ---------   ---------
   Total operating expenses ...............       347,672        214,017         67,756      22,716      17,763
                                             ------------   ------------   ------------   ---------   ---------
      Operating (loss) income .............      (172,236)      (135,101)       (28,631)      6,596       3,999
Interest expense (income), net(a) .........        93,656         42,564         (3,175)      1,657         635
Gain on sale of subsidiary ................            --        (41,912)            --          --          --
Miscellaneous (income) expense ............           (62)          (585)         1,226        (295)        (48)
                                             ------------   ------------   ------------   ---------   ---------
   (Loss) income before income taxes
      and cumulative effect ...............      (265,830)      (135,168)       (26,682)      5,234       3,412
Income tax (benefit) provision ............            --             --         (1,654)      2,230       1,535
                                             ------------   ------------   ------------   ---------   ---------
   (Loss) income before cumulative effect .      (265,830)      (135,168)       (25,028)      3,004       1,877
Dividends on cumulative convertible,
   redeemable preferred stock .............        (5,010)            --             --          --          --
                                             ------------   ------------   ------------   ---------   ---------
   Net (loss) income available to common
      stockholders before cumulative effect      (270,840)      (135,168)       (25,028)      3,004       1,877
Cumulative effect of change in accounting
   principle, net of tax(b) ...............            --             --         (2,583)         --          --
                                             ============   ============   ============   =========   =========
      Net (loss) income available to
         common stockholders ..............  $   (270,840)  $   (135,168)  $    (27,611)  $   3,004   $   1,877
                                             ============   ============   ============   =========   =========

Earnings (loss) per share:
Net (loss) income available to common
   stockholders before cumulative effect
   of change in accounting principle ......  $     (10.02)  $      (5.04)  $      (1.00)  $    0.30   $    0.20
Cumulative effect of change in
   accounting principle ...................            --             --          (0.10)         --          --
                                             ------------   ============   ============   =========   =========
Basic and diluted (loss) income ...........
   per common share .......................  $     (10.02)  $      (5.04)  $      (1.10)  $    0.30   $    0.20
                                             ============   ============   ============   =========   =========

OTHER FINANCIAL AND OPERATING DATA:
EBITDA(c) .................................  $    (85,006)  $    (22,282)  $     (2,466)  $  11,992   $   7,720
Ratio of earnings to fixed charges(d) .....            --             --             --         3.9x        5.5x
Capital expenditures ......................  $    207,292   $    291,849   $    233,551   $   7,661   $   2,866
Cellular subscribers at end of period(e) ..        28,989         25,848         47,617      38,582      28,624
Net cellular population equivalents(f) ....       295,600        295,600        737,800     732,900     728,200
PCS subscribers at end of period ..........       295,295        118,757         14,892          --          --
Net PCS population equivalents(f) .........    24,425,913     24,292,400     17,460,000          --          --

                                                                      AS OF DECEMBER 31,
                                                ------------------------------------------------------------
                                                   1998           1997          1996        1995      1994
                                                -----------    -----------    ---------    -------   -------
                                                                    (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital .............................   $   226,861    $   313,722    $ 256,349    $   977   $ 2,710
Property and equipment, net .................       642,404        491,750      251,269     18,066    13,262
Licenses, goodwill and other intangibles, net       407,998        416,252      388,634     24,904    23,903
Total assets ................................     1,380,578      1,378,592      947,117     74,330    50,812
Long-term obligations .......................     1,108,070        969,014      504,065     29,411    11,030
Retained earnings (accumulated deficit) .....      (428,774       (157,934)     (22,766)     4,845     1,841
Stockholders' equity ........................        50,331        317,816      407,007     36,674    33,374

-------------
(a) For the years ended December 31, 1998, 1997 and 1996, interest income was $19.5 million, $21.0 million and $17.3 million, respectively. We had no interest income for the years ended December 31, 1995 and 1994. This excludes capitalized interest of $1.9 million and $22.1 million for the years ended December 31, 1998 and 1997, respectively. During the construction of the PCS system, the cost of the PCS licenses and the costs related to the construction expenditures are considered to be assets qualifying for interest capitalization under FASB Statement No. 34 "Capitalization of Interest Cost."
(b) During 1996, we changed our method of accounting for costs incurred in connection with certain promotional programs under which customers receive discounted cellular equipment or airtime usage credits. Under our previous accounting method, all such costs were deferred and amortized over the life of the related non-cancelable cellular telephone service agreement. Under the new accounting method, the costs are expensed as incurred.
(c) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA is provided because it is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.
(d) For the years ended December 31, 1998, 1997 and 1996, earnings were insufficient to cover fixed charges by $267.7 million, $157.4 million and $56.2 million, respectively. Earnings consist of income before income taxes, plus fixed charges, except where capitalized. Fixed charges consist of interest charges and amortization of debt issuance costs, in each case whether expensed or capitalized, and the portion of rent expense under operating leases representing interest.
(e) Cellular subscribers at end of period include 14,216, 20,288 and 25,456 subscribers of Unicel in the State of Maine for the periods ended December 31, 1994, 1995 and 1996, respectively.
(f) Net population equivalents means the estimated population of the license market area multiplied by the percentage ownership of the license. For the periods ended December 31, 1994, 1995 and 1996, net cellular population equivalents include 441,900, 442,000 and 442,200 population equivalents, respectively, from Unicel's license market areas (including Maine RSA 2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            We provide PCS services in the southeastern United States under the name "Powertel" and cellular telephone service in contiguous portions of eastern Alabama and western Georgia under the name "InterCel." Our PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.4 million people. We hold licenses to serve the Atlanta, Georgia MTA, the Jacksonville, Florida MTA, the Memphis, Tennessee/Jackson, Mississippi MTA and the Birmingham, Alabama MTA and 13 BTAs in Kentucky and Tennessee. We hold 30 MHz of spectrum licensed for PCS in the MTA Markets, and we hold 20 MHz of spectrum licensed for PCS in all of the BTA Markets except for the Knoxville, Tennessee BTA, where we hold a license for 10 MHz of spectrum. We have one of the largest contiguous licensed PCS footprints in the southeastern United States. We introduced our PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, have launched our PCS services in a total of 34 markets in the Southeast. As of December 31, 1998, we had approximately 253,000 postpaid PCS subscribers and 42,000 prepaid PCS subscribers.

            On March 15, 1999, we agreed, subject to certain conditions, to sell 650 of our communications towers to a subsidiary of Crown Castle International Corp. for an aggregate of $275 million in cash. The purchase price is subject to adjustment based on the actual number of towers tendered at the closing. In connection with this sale, we agreed to lease space on the towers that we are selling for a period of ten years, with three five year renewal periods that we may exercise at our option. We expect to close this transaction in the second quarter of 1999. In addition, on January 5, 1999, we agreed to sell substantially all of our cellular assets to Public Service Cellular, Inc. for $89 million in cash. We expect to close this transaction in the second quarter of 1999 as well. As of December 31, 1998, we had approximately 29,000 cellular subscribers.

            Average revenues per subscriber in the wireless industry have declined during recent quarters and are expected to continue to gradually decline in the future. We believe this downward trend is the result of the addition of lower usage customers who utilize wireless service for personal convenience, security or as backup for their traditional landline telephones. In addition, we expect that revenue per minute will continue to decline as competition within the wireless industry intensifies. We believe the effect of this trend on our earnings will be mitigated by corresponding increases in the number of wireless subscribers and the use of enhanced services that are offered to PCS subscribers.

            We incurred a net loss of $265.8 million for the year ended December 31, 1998, as a result of the significant costs required to build out and maintain our PCS system, the hiring and management of required personnel to operate our PCS business and market our services, the subsidization of PCS handsets to our customers and the depreciation of PCS equipment and amortization of the PCS licenses. We expect to continue incurring significant operating losses during 1999 and thereafter as we continue to build out our PCS system, develop our PCS customer base and subsidize the cost of PCS handsets to our customers.

            Minimizing customer attrition, or "churn," becomes a greater challenge as the subscriber base grows and the wireless marketplace becomes more competitive. We generated an average monthly churn rate of 1.9% and 4.1% for our cellular and PCS businesses, respectively, for the year ended December 31, 1998. We remain committed to reducing our PCS churn rate in the future through more focused collections efforts, stricter credit evaluation policies, implementation of fraud prevention tools, a proactive customer retention program and alternative methods of payment. In September 1998, we also introduced an intelligent, network-based prepaid service for credit-challenged customers. Despite these efforts, we expect that ongoing PCS churn rates could be higher than historical churn rates for cellular carriers as more competitors and competitive services continue to enter the marketplace. Additionally, the ability of PCS subscribers to activate service via the phone ("over the air activation") without any face-to-face contact with our representatives increases our susceptibility to subscription fraud, which ultimately results in churn.

            The Company is a member of the GSM Alliance, a consortium of 17 PCS carriers which offer GSM-based PCS service throughout North America. All members of the Alliance have executed roaming agreements with each other, which allows GSM customers to roam throughout many major metropolitan areas in the United States and

Canada. Additionally, we have signed several international roaming agreements and expect to sign numerous others with international GSM carriers to facilitate international roaming.

RESULTS OF OPERATIONS

            The following table reflects the composition of Powertel's cellular and PCS service revenue and equipment sales and related gross margins, as well as overall operating and other costs and margins. Powertel's historical results of operations, particularly in view of the start-up costs associated with our PCS business, will not be comparable with future periods.

                                                                   YEARS ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------------------------------
                                                  1998                        1997                             1996
                                ---------------------------------   ------------------------------   ------------------------------
                                                         COMBINED                        COMBINED                          COMBINED
                                                         CELLULAR                        CELLULAR                          CELLULAR
                                                           AND                              AND                              AND
                                CELLULAR       PCS         PCS      CELLULAR   PCS          PCS      CELLULAR  PCS(A)        PCS
                                ---------   ---------   ---------   -------- ---------   ---------   -------- ---------   ---------
                                                                    (DOLLARS IN THOUSANDS)
SERVICE REVENUES & COST
ANALYSIS:
Service revenues:

   Postpaid revenues .........  $  11,385   $ 121,324   $ 132,709   $15,695  $  36,256   $  51,951   $21,565  $     541   $  22,106
   Roaming revenues ..........      6,685       3,559      10,244     5,669        189       5,858     8,501         --       8,501
   Prepaid revenues ..........         --       2,579       2,579        --         --          --        --         --          --
   Other revenues ............        712       6,031       6,743       781      4,155       4,936       783        485       1,268
                                ---------   ---------   ---------   -------  ---------   ---------   -------  ---------   ---------
     Total service revenues ..     18,782     133,493     152,275    22,145     40,600      62,745    30,849      1,026      31,875
Cost of services .............      1,825      40,952      42,777     2,992     25,285      28,277     3,535      2,276       5,811
                                ---------   ---------   ---------   -------  ---------   ---------   -------  ---------   ---------
   Gross margin ..............  $  16,957   $  92,541   $ 109,498   $19,153  $  15,315   $  34,468   $27,314  $  (1,250)  $  26,064
                                =========   =========   =========   =======  =========   =========   =======  =========   =========

EQUIPMENT SALES & COST
ANALYSIS:
Equipment sales ..............  $     828   $  22,333   $  23,161   $   773  $  15,398   $  16,171   $ 3,803  $   3,447   $   7,250
Cost of equipment sales ......      1,735      77,409      79,144     2,241     43,077      45,318     2,890      8,763      11,653
                                ---------   ---------   ---------   -------  ---------   ---------   -------  ---------   ---------
   Gross margin ..............  $    (907)  $ (55,076)  $ (55,983)  $(1,468) $ (27,679)  $ (29,147)  $   913  $  (5,316)  $  (4,403)
                                =========   =========   =========   =======  =========   =========   =======  =========   =========

OPERATING MARGIN ANALYSIS:
Total revenues and sales .....  $  19,610   $ 155,826   $ 175,436   $22,918  $  55,998   $  78,916   $34,652  $   4,473   $  39,125
                                ---------   ---------   ---------   -------  ---------   ---------   -------  ---------   ---------

Operating expense --
   Cost of services and
     equipment sales .........      3,560     118,361     121,921     5,233     68,362      73,595     6,425     11,039      17,464
   Operations ................      1,957      54,565      56,522     2,700     21,289      23,989     4,189      5,738       9,927
   Selling and marketing .....      2,259      61,677      63,936     3,269     38,140      41,409     4,637      8,664      13,301
   General and administrative       1,815      35,824      37,639     2,282     23,460      25,742     2,940     14,023      16,963
   Depreciation ..............      1,886      56,052      57,938     2,331     40,416      42,747     2,722      3,165       5,887
   Amortization ..............         --       9,716       9,716       262      6,273       6,535     3,380        834       4,214
                                ---------   ---------   ---------   -------  ---------   ---------   -------  ---------   ---------
     Total operating expenses      11,477     336,195     347,672    16,077    197,940     214,017    24,293     43,463      67,756
                                ---------   ---------   ---------   -------  ---------   ---------   -------  ---------   ---------
Operating income (loss) ......  $   8,133   $(180,369)   (172,236)  $ 6,841  $(141,942)   (135,101)  $10,359  $ (38,990)    (28,631)
                                =========   =========               =======  =========               =======  =========

Interest expense (income), net                             93,656                           42,564                           (3,175)
Gain on sale of subsidiary ...                                 --                          (41,912)                              --
Miscellaneous (income)
   expense, net ..............                                (62)                            (585)                           1,226
                                                        ---------                        ---------                        ---------
Loss before income taxes .....                           (265,830)                        (135,168)                         (26,682)
Income tax  benefit ..........                                 --                               --                           (1,654)
                                                        ---------                        ---------                        ---------
Loss before cumulative
   effect ....................                           (265,830)                        (135,168)                         (25,028)
Dividends on cumulative
   convertible, redeemable
   preferred stock ...........                             (5,010)                              --                               --
                                                        ---------                        ---------                        ---------
Net loss before cumulative
   effect ....................                           (270,840)                        (135,168)                         (25,028)
Cumulative effect of change
   in accounting principle ...                                 --                               --                           (2,583)
                                                        ---------                        ---------                        ---------
Net loss .....................                          $(270,840)                       $(135,168)                       $ (27,611)
                                                        =========                        =========                        =========

OTHER SUPPLEMENTAL DATA:
Subscribers at end of period .     28,989     295,295     324,284    25,848    118,757     144,605    47,617     14,892      62,509
Capital expenditures .........  $   2,302   $ 204,990   $ 207,292   $ 2,255  $ 289,594   $ 291,849   $ 8,904  $ 224,647   $ 233,551

-----------------
(a)    We did not commence PCS operations until fourth quarter 1996.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

            The following discussion reflects the results of operations for our PCS and cellular lines of business. All general corporate costs have been allocated to those lines of business based on management's estimates of actual expenses incurred related to such lines of business.

            Postpaid service revenues increased $80.8 million, or 155.5%, for 1998 as compared to 1997. PCS postpaid service revenues increased $85.1 million in 1998, or 234.6%, primarily as a result of our continued subscriber growth and our launch of seven new PCS markets, including Atlanta, Georgia, since the fourth quarter of 1997. Our postpaid PCS subscribers grew to approximately 253,000 at December 31, 1998, from approximately 119,000 at December 31, 1997. Cellular postpaid service revenues decreased $4.3 million, or 27.5%, primarily as a result of the sale of our cellular operations in the State of Maine during the second quarter of 1997 and the corresponding disposition of approximately 27,000 customers.

            The average monthly service revenue ("RPU") per PCS postpaid subscriber decreased to $54.27 in 1998, as compared to $57.81 in 1997. This decrease is attributable primarily to changes in our rate plan offerings from 1997 to 1998. In 1997, a substantial portion of our PCS subscribers were participants in a promotional plan under which they received unlimited monthly airtime for local calling for a fixed monthly fee of $50. In 1998, we offered multiple rate plans with fixed monthly access charges ranging from $20 to $90. These rate plans have contributed to an overall reduction in RPU per PCS postpaid subscriber as customers gravitate toward lower fixed-rate plans, a trend consistent with a general trend in the wireless industry of declining RPU. We anticipate some decline in our RPU per PCS postpaid subscriber in future periods due primarily to lower minute usage by new wireless subscribers and continued price competition among wireless carriers.

            The RPU per cellular postpaid subscriber decreased to $35.58 in 1998 from $38.33 for 1997. This decrease reflects increased price competition among wireless carriers, which has prompted us to offer cellular rate plans with more bundled airtime minutes.

            PCS roaming revenues (including roaming long distance) were $3.6 million in 1998, as compared to $.2 million in 1997, which reflects the success of our roaming agreements with GSM Alliance partners that became effective during the last few months of 1997. Cellular roaming revenues increased $1.0 million, or 17.9%, in 1998, as compared to 1997. This increase is due primarily to an increase in the number of roamers and the increased usage per roamer in 1998.

            We generated $2.6 million in PCS prepaid service revenues in 1998, as compared to $0 in 1997, which is attributable to the introduction of our intelligent network-based prepaid service alternative in September 1998. RPU per PCS prepaid subscriber was $40.05 since the launch of this service.

            Other service revenues, which include activation fees, fees from enhanced services, co-location revenue and interconnection fees billed to local exchange carriers for connections to our PCS and cellular networks, increased $1.8 million, or 36.6%, for 1998 as compared to 1997. This increase is due primarily to our concentrated efforts to secure tenants for co-location on our towers and the increase in interconnection fees as a result of increased traffic originating on the local exchange carriers networks and terminating on our PCS and cellular networks. We waived all activation fees for new PCS subscribers in the third and fourth quarters of 1998.

            Cost of services includes the cost of interconnection with local exchange carrier facilities, direct cell site costs (e.g., property taxes and insurance, site lease costs and electric utilities), PCS and cellular roaming validation (provided by a third-party clearinghouse), long distance toll costs and supplementary services (such as voice mail). PCS cost of services increased $15.7 million, or 62.0%, in 1998 as compared to 1997. This increase primarily reflects costs related to the approximately 500 additional cell sites we placed in service in 1998, as well as increased interconnection and toll costs related to increased traffic on our expanding PCS network. Cellular cost of services decreased $1.2 million, or 39.0%, in 1998 as compared to 1997, primarily as a result of the sale of our cellular operations in the State of Maine.

            We generated a negative PCS equipment margin of 246.6% on $22.3 million of sales in 1998, as compared to 179.8% on $15.4 million of sales in 1997. The increase in negative PCS equipment margin is primarily the result of special promotional prices that we offered on several handsets during the third and fourth quarters of 1998. We generated a negative cellular equipment margin of 109.5% on $.8 million of sales in 1998, as compared to 189.9% on $.8 million of sales in 1997. This improvement in negative margin is attributable to a decrease in the cost of cellular handsets in 1998. We expect to continue subsidizing the cost of PCS and cellular handsets to consumers for the foreseeable future.

            Operations costs, which include the costs of managing and maintaining our cellular and PCS systems, customer service, credit and collections (including bad debt) and inventory management increased $32.5 million, or 135.6%, for 1998 as compared to 1997. PCS operations costs increased $33.2 million, or 156.3%, which is attributable to costs incurred to provide customer service to the growing PCS customer base, to maintain the expanding PCS network and to a significant increase in the bad debt provision resulting from the disconnection of non-paying PCS customers. Cellular operations costs decreased $.7 million, or 27.5%, which is attributable primarily to the sale of our cellular operations in the State of Maine.

            Selling and marketing costs increased $22.5 million, or 54.4%, for 1998 as compared to 1997. PCS selling and marketing costs increased $23.5 million, or 61.7%, which is attributable to continued increases in PCS advertising and marketing costs and the expansion of our sales distribution channels, including increases in headcount, commissions and retail location costs. Cellular selling and marketing costs decreased $1.0 million, or 30.9%, which is attributable primarily to the sale of our cellular operations in the State of Maine.

            General and administrative costs increased $11.9 million, or 46.2%, for 1998 as compared to 1997. Substantially all of this increase is attributable to PCS general and administrative costs, which increased due to increased headcount and the related facilities costs at our corporate and regional administrative offices and information technology center.

            Depreciation and amortization increased $18.4 million, or 37.3%, for 1998 as compared to 1997 and consists principally of the depreciation of the PCS and cellular network and the amortization of PCS licenses. Substantially all of the increase is attributable to depreciation associated with the approximately 500 additional PCS cell sites that we placed in service in 1998 and amortization associated with our launch of seven new PCS markets since the fourth quarter of 1997.

            Net consolidated interest expense increased $51.1 million, or 120.0%, for 1998 as compared to 1997. This increase resulted primarily from interest expense incurred on our $300 million 11.125% Senior Notes Due 2007, lower funds available for investment due to the buildout of the PCS network and a reduction in capitalized interest ($1.9 million in 1998 compared to $22.1 million in 1997), which is attributable to the completion and placing in service of substantial portions of the PCS system.

            The effective income tax rate for 1998 and 1997 was 0%. We generated a $265.8 million net loss for 1998 and expect to continue to incur significant operating losses in 1999 and beyond. We will not recognize the tax benefit of these operating losses until management determines that it is more likely than not that such benefit is realizable.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

            The following discussion reflects the results of operations for our PCS and cellular lines of business. All general corporate costs have been allocated to those lines of business based on management's estimates of actual expenses incurred related to such lines of business.

            Postpaid service revenues increased $29.8 million or 135.0% for 1997, as compared to 1996. PCS postpaid service revenues, which were $36.3 million in 1997, were the result of our continued subscriber growth. Our PCS subscribers grew from approximately 119,000 subscribers at December 31, 1997 from approximately 15,000 at December 31, 1996. Cellular postpaid service revenues decreased $5.9 million, or 27.2%, primarily as a result of the sale of our cellular operations in the State of Maine during the second quarter of 1997 and the corresponding reduction in 22,000 customers.

            The RPU per local PCS subscriber was $57.81, which is substantially higher than cellular due mainly to the higher monthly access fees paid by the majority of our PCS subscribers for bundled airtime minutes and the long distance revenue generated by those subscribers. The RPU per local cellular subscriber (excluding roaming revenue and equipment sales) decreased to $38.33 in 1997 from $41.70 for 1996. This decrease reflects lower usage patterns of new cellular customers, as well as price competition from competing wireless carriers.

            We generated $.2 million in PCS roaming revenues under our roaming agreements with GSM Alliance partners that became effective during the last five months of 1997. Cellular roaming revenues (including roamer long distance) decreased $2.8 million, or 33.3%, in 1997 as compared to 1996. This decrease was attributable to the sale of our cellular operations in the State of Maine, as well as our amended agreement with BellSouth Cellular Corp., operating as BellSouth Mobility, effective January 16, 1997, under which we agreed to per-minute reductions to the rates charged to BellSouth Mobility for roaming incurred by its customers in our service territory.

            Other revenues, which include activation and installation fees, fees from optional features and interconnection fees billed to local exchange carriers for connections to our PCS network, increased $3.7 million, or 289.3%, for 1997 as compared to 1996. This increase was due to the activation fees associated with the addition of PCS subscribers noted above and interconnection fees, which previously had not been reciprocal between local exchange carriers and wireless carriers.

            Cost of services includes the cost of interconnection with local exchange carrier facilities, direct cell site costs, PCS and cellular roaming validation, long distance toll costs, cellular cloning and fraud and supplementary services. PCS cost of services, which was $25.3 million in 1997, primarily reflects interconnection and tower lease costs associated with the approximately 500 cell sites that we placed in service during 1997 in our expanding PCS system. Cellular cost of services decreased $.5 million, or 14.1%, in 1997 as compared to 1996. This decrease was attributable to the sale of our cellular operations in the State of Maine, but was partially offset by an increase in costs associated with cloning and subscription fraud during the first six months of 1997. The cost of cellular fraud was significantly reduced during the third and fourth quarters.

            For our PCS operations, we generated a negative equipment margin of 179.8% on $15.4 million of sales in 1997, as compared to 154.2% on $3.4 million of sales in 1996. The increase in negative PCS equipment margin was the result of our continued subsidization of the cost of PCS handsets.

            We generated a negative cellular equipment margin of 189.9% on $.8 million of sales in 1997, as compared to a positive margin of 24.0% on $3.8 million of sales in 1996. This decrease in margin was due to our change in our method of accounting for certain promotional costs (primarily equipment credits). Under the new method of accounting, we expense all cellular equipment subsidies as incurred. In prior periods, we deferred and amortized those subsidies over the life of the related cellular contract.

            Operations costs, which include the costs of maintaining our cellular and PCS systems, customer service, credit and collections and inventory management totaled $24.0 million for 1997, which represented an increase of $14.1 million, or 141.7%, from 1996. PCS operations costs totaled $21.3 million in 1997, which represented a 271.0% increase from 1996 and were comprised primarily of salaries and benefits, bad debt provisions, credit and collection costs and ongoing maintenance of existing sites. Cellular operations costs totaled $2.7 million in 1997, a 35.5% decrease from 1996, which is attributable primarily to the sale of our cellular operations in the State of Maine.

            Selling and marketing costs totaled $41.4 million for 1997, an increase of $28.1 million, or 211.3%, from 1996. Substantially all of this increase was attributable to PCS advertising costs, as well as the costs of all direct and indirect sales channels, including commissions incurred as a result of the continued rapid growth in the number of PCS subscribers.

            General and administrative costs were $25.7 million for 1997, an increase of $8.8 million, or 51.8%, from 1996. This increase was attributable to PCS general and administrative costs, which totaled $23.5 million in 1997 and were comprised primarily of costs (excluding depreciation) associated with our corporate and regional facilities, such as salaries and benefits, data processing costs, rent and communications costs.

            Depreciation and amortization for 1997 totaled $49.3 million, as compared to $10.1 million for 1996, and consists principally of the depreciation of the cellular and PCS network and the amortization of PCS licenses. Substantially all of the increase of $39.2 million in depreciation and amortization for 1997 was due to depreciation of the PCS system and amortization of PCS licenses, substantial portions of which were first placed in service in late fourth quarter 1996 and continuing throughout 1997.

            Net consolidated interest expense totaled $42.6 million for 1997, as compared to $3.2 million of net consolidated interest income for 1996. The change in interest resulted primarily from interest expense incurred on our $300 million Senior Notes issued June 5, 1997, lower funds available for investment due to the buildout of the PCS network and a reduction in capitalized interest ($22.1 million in 1997 compared to $29.0 million in 1996), which is attributable to the completion and placing in service of substantial portions of the PCS system.

            The effective income tax rates for 1997 and 1996 were 0% and 6.2% (tax benefit), respectively. The tax benefit recognized in 1996 reflects the expected realization of certain net operating loss carrybacks. We generated a $135.2 million net loss for 1997 and expect to continue to incur significant operating losses in 1998 and beyond. We will not recognize the tax benefit of these operating losses until management determines that it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

            We require significant amounts of capital for funding the operations and expansion of our PCS business. Total capital expenditures, including capital expenditures for information technology and the support of the PCS business, totaled approximately $207 million for 1998. Costs associated with the PCS system buildout include tower sites, leasehold improvements, base station and switch equipment and labor expenses related to construction of sites. We currently estimate that capital expenditures will total approximately $150 million in 1999, primarily relating to the continued expansion of our PCS network to satisfy customer needs and competitive requirements, maintenance of our network service quality and billing system functionality and completion of customer service enhancement projects.

            On March 15, 1999, we and five of our wholly-owned subsidiaries entered into an agreement with Crown Castle to sell 650 towers, related assets and certain liabilities for $275 million in cash. At the closing, the Purchase Price is subject to adjustment based on the actual number of sites tendered at closing. Pursuant to the asset purchase agreement and a related escrow agreement, Crown Castle has deposited $50 million in cash with the Escrow Agent. At closing, the Escrow Deposit will be delivered to us and credited against the Closing Price. However, Crown Castle has also agreed that the Escrow Deposit will be forfeited to us under certain specified conditions in the event that Crown Castle is unable to receive adequate financing to consummate the transaction and thus is unable to close the transaction in a timely manner. At closing we and our subsidiaries will assign, and Crown Castle will assume, five master site agreements, pursuant to which we and our affiliates will agree to pay Crown Castle monthly rent of $1,800 per tower for the continued use of the space that we or our affiliates currently occupy on the towers. The monthly rent, including additional rents related to the addition of certain equipment, will be increased on each fifth anniversary of each site lease up to an amount that is 115% of the rent paid during the preceding five year period. The term of each site lease will be ten years. We have the right to extend any site lease for up to three additional five year periods. The Proposed Tower Disposition is subject to a number of significant conditions, including: (i) compliance by us, our subsidiaries and Crown Castle with the terms of the asset purchase agreement; (ii) absence of litigation; (iii) receipt of regulatory approvals; and (iv) absence of any material adverse effect with respect to our and our subsidiaries' assets and assumed liabilities.

            On January 5, 1999, we entered into an asset purchase agreement with Public Service Cellular for the sale of substantially all of our cellular assets. The purchase price is approximately $89 million. The closing of the transaction is subject to certain conditions, including: (i) our receipt of various consents from third parties;

(ii) receipt of various regulatory approvals, including the approval of the FCC; and (iii) Public Service Cellular maintaining its financing commitment through the time of the closing. We expect to close this transaction in the second quarter of 1999. This sale does not include any towers used in our cellular business. We will lease space to Public Service Cellular on these towers, and we will sell these towers to Crown Castle as part of the Proposed Tower Disposition.

            On June 22, 1998, pursuant to a stock purchase agreement between us and SCANA Communications, Inc., a wholly-owned subsidiary of SCANA Corporation, we sold to SCANA 50,000 shares of our nonvoting Series E 6.5% Cumulative Convertible Preferred Stock (the "Series E Preferred") in a private placement for an aggregate purchase price of $75 million. Also, on June 22, 1998, pursuant to a stock purchase agreement between us and ITC Wireless, Inc., a wholly-owned subsidiary of ITC Holding Company, Inc., we sold to ITC Wireless 50,000 shares of our nonvoting Series F 6.5% Cumulative Convertible Preferred Stock (the "Series F Preferred") in a private placement for an aggregate purchase price of $75 million. The Series E Preferred and Series F Preferred become convertible on June 22, 2003, at the option of the holder, into common stock at an initial conversion price of $22.01, subject to adjustment. The Series E Preferred and Series F Preferred are redeemable at our option any time after June 22, 2003, but no later than June 1, 2010. The Series E Preferred and Series F Preferred have a liquidation preference over the common stock of $1,500 per share, subject to adjustment, plus accrued and unpaid dividends in the event of our liquidation, dissolution or winding up. The 6.5% annual dividend on each of the Series E Preferred and Series F Preferred is payable quarterly in common stock or, under certain circumstances, cash. We intend to pay such quarterly dividends in common stock for the foreseeable future.

            On June 10, 1997, we issued $300 million principal amount of our 11.125% Senior Notes due June 2007 (the "1997 Notes" and together with the previously issued Senior Discount Notes due February 2006 and the Senior Discount Notes due May 2006, the "Notes") in a private offering. In September 1997, we exchanged substantially all of the private 1997 Notes for substantially identical notes, except that the new notes were registered under the Securities Act. We used $89.6 million of the proceeds from the 1997 Notes to purchase and pledge, for the benefit of the holders of the 1997 Notes, certain U.S. government securities to provide for the payment of the first six scheduled interest payments on the 1997 Notes.

            On June 5, 1997, we sold 50,000 shares of our nonvoting Series C Convertible Preferred Stock (the "Series C Preferred") for an aggregate purchase price of $22.5 million to The Huff Alternative Income Fund, L.P. Also, on June 5, 1997, we sold 50,000 shares of our nonvoting Series D Convertible Preferred Stock (the "Series D Preferred") for an aggregate purchase price of $22.5 million to SCANA Communications. The Series C Preferred and Series D Preferred are convertible, at the option of the holder, into common stock at a conversion price subject to periodic adjustment. The Series C Preferred is convertible any time after December 5, 1998, and the Series D Preferred is convertible any time after March 14, 2002. The Series C Preferred and Series D Preferred are redeemable at our option, in whole or in part, on a pro rata basis, at a redemption price of $450 per share plus declared and unpaid dividends, any time after June 5, 2002. The Series C Preferred and Series D Preferred have a liquidation preference over the common stock of $450 per share plus declared and unpaid dividends in the event of our liquidation, dissolution or winding up.

            In May 1997, we sold our cellular operations in the State of Maine to a subsidiary of Rural Cellular Corporation. On the closing date, Rural Cellular paid us $71.8 million in cash and paid $5.4 million into escrow. On November 3, 1997, we received the $5.4 million from escrow. In addition, Rural Cellular reimbursed us for approximately $250,000 in capital expenditures made on its behalf prior to the closing of the transaction.

            On March 4, 1996, we entered into a $125 million credit agreement with Ericsson Inc. regarding the purchase of and vendor financing for PCS equipment and services. On October 31, 1996, March 31, 1997, June 26, 1997, and November 18, 1997, we and Ericsson entered into amendments to the credit facility, which increased the equipment financing commitment to $165 million and amended certain other provisions of the credit facility. During the fourth quarter of 1997, the $165 million commitment under the credit facility was syndicated to a group of lenders. On December 23, 1997, the credit facility was amended to increase the financing commitment to $265 million. On February 6, 1998, we and Ericsson entered into an Amended and Restated Credit Facility to incorporate the terms and conditions of the original agreement and the subsequent amendments.

            Although we currently are unable to predict with certainty the amount of expenditures that may be made beyond 1999, we expect that we will require additional capital. Sources of additional capital may include vendor financing, cash flow from operations, public and private equity and debt financing and asset dispositions. We may also require additional financing in the event we decide to make acquisitions of additional licenses or businesses. The extent of additional financing required will partially depend on the success of our businesses. We currently have no other sources of income or cash flows other than our cellular and PCS operations and the interest income earned from investing our cash and the proceeds of the public and private debt and equity offerings and the sale of our cellular operations and certain assets. We cannot guarantee that additional financing will be available to us or, if available, that it can be obtained on terms acceptable to us and within the limitations contained in our indentures, the credit facility or any future financing arrangements. The restrictions on additional indebtedness under our indentures require us to satisfy specified leverage ratios in order to incur indebtedness; however, they permit us and our subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of inventory or equipment.

            We expect to incur significant operating losses and to generate significant negative cash flow from operating activities in the future while we continue to develop and construct our PCS system and build a PCS customer base. Cash interest will not be payable on our Senior Discount Notes prior to 2001. Our management believes that cash flow from operations may be insufficient to repay the Notes or any additional financing that we may obtain in full at maturity and that the Notes may need to be refinanced. We cannot guarantee that any such refinancing could be effected successfully or on terms acceptable to us.

            During 1998, we used net cash of $165.8 million for operating activities, as compared to $57.0 million for 1997. Operating activities for 1998 consisted primarily of $265.8 million of net loss and $29.8 million of changes in operating assets and liabilities, which were partially offset by $67.7 million of depreciation and amortization and $59.2 million of bond accretion on the senior discount notes.

            Cash used in investing activities was $184.1 million for 1998, as compared to $248.7 million for 1997. Investing activities for 1998 consisted primarily of capital expenditures totaling $207.3 million and a decrease in accrued construction costs of $5.3 million (both primarily related to the buildout of the PCS system and support systems). These activities were partially offset by funds from the liquidation of $29.4 million of short-term investments, which were used for the payment of interest related to the 1997 Notes.

            Cash provided from financing activities was $227.7 million for 1998, as compared to $447.2 million for 1997. Financing activities for 1998 consisted primarily of net proceeds of $149.8 million from the sale of the Series E Preferred and Series F Preferred and borrowings of $78.6 million under the credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

            Effective in 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS 130 had no impact on our financial statements as we have no comprehensive income elements.

            Effective in 1998, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires us to report financial and descriptive information about our reportable operating segments. SFAS 131 requires the reporting of a measure of segment profit or loss, certain specific revenue and expense items and segment assets, as well as a reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in our general-purpose financial statements. See Note 10 to our consolidated financial statements.

            In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. We do not anticipate this statement will have a material impact on our financial statements.

            In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization of certain costs of internal-use software. We adopted SOP 98-1 in January 1999 and do not anticipate this statement will have a material impact on our financial statements.

OTHER

            The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use or store dates representing the year as just two digits (e.g., "99" for 1999). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar activities.

            In 1998, we established a Year 2000 Task Force consisting of representatives from our network operations, information technology, finance and legal departments to address internal and external Year 2000 issues. The Task Force reports regularly to an executive-level Steering Committee. To assist the Task Force in its functions, we also engaged an outside consulting firm with expertise in Year 2000 issues relating to the telecommunications industry. With the support of this outside consulting firm, we completed Phase 1 of our Year 2000 compliance program in December 1998, which consisted of assessing internal hardware and software we use for Year 2000 readiness as well as the state of readiness of outside third parties with whom we have significant relationships (e.g., vendors and suppliers).

            Our assessment of internal systems included our IT systems as well as non-IT systems (which systems contain embedded technology, such as network equipment, HVAC systems and security systems containing microprocessors or other similar circuitry). Throughout Phase 1, we also requested assurances from our major suppliers, including suppliers of network hardware and software and of PCS and cellular telephones, that they are addressing the Year 2000 issue and that the suppliers' products will function properly in the year 2000. In many cases, we are relying on such assurances that new and upgraded software and hardware will be Year 2000 compliant. During Phase 2, we plan to test such third-party products, but cannot be sure that our tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory manner. We also contacted PCS and cellular roaming partners and local exchange carriers that carry and terminate calls on our PCS and cellular networks to determine the extent to which their interfaces with our networks are vulnerable to Year 2000 issues. These actions are intended to help identify and mitigate the possible external impacts of the Year 2000 problem. However, it is impossible to fully assess the potential external consequences on our operations in the event service interruptions occur from suppliers, roaming partners, local exchange carriers and other third parties. We may also be at risk if certain critical infrastructure services providers, such as electricity, water or telephone service providers, experience difficulties that result in disruption of service supplied to us.

            Phase 2 of the Year 2000 compliance program includes development of testing plans and remediation plans, as well as the implementation of those plans. Once Phase 2 is completed, we should be able to predict the potential impacts of Year 2000 noncompliance with respect to our internal systems as well as external third parties with whom we have significant relationships (e.g., vendors and suppliers). Phase 2 of the program is anticipated to be completed in mid-1999.

            We do not expect that the amount of remediation work required to address Year 2000 problems will be extensive. Many of our financial and network systems have been implemented in the last few years, and our management believes that this newer equipment and software is generally Year 2000 compliant. However, we expect that we will be required to conduct limited Year 2000 readiness testing and to continue to modify some of our existing hardware and software in order for our systems to function properly in the year 2000 and thereafter.

At this time, we have not calculated the total estimated cost of addressing Year 2000 issues. Our management believes, however, that such cost will not be material and will be able to be funded through cash on hand. To date, we have incurred and expensed only a nominal amount for Phase 1 and Phase 2 activities under our Year 2000 plan, primarily for retainer of outside consultants and assessment activities under the plan.

            We are optimistic that we will not experience a material disruption in our business as a result of Year 2000 problems in our network operations, information processing or interfacing with local exchange carriers or roaming partners. However, following Phase 2 of our Year 2000 plan we will develop a contingency plan to provide for continuity of our business operations in the event of unforeseen internal and external Year 2000 problems. Further, as the Year 2000 project continues, we may discover additional Year 2000 problems. For example, we may not be able to develop, implement, or test remediation or contingency plans and may find that the costs of these activities exceed current expectations. If we fail to satisfactorily resolve Year 2000 issues related to our business in a timely manner, we could be exposed to liability from third parties which could have a material adverse effect on our business, financial condition or results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

            This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act and the Exchange Act. These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to our intent, belief or current expectations, or that of our directors or officers, with respect to, among other things: (i) our financing plans, including our ability to obtain financing in the future; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy (including our anticipated network buildout) and operating strategy; (iv) our anticipated capital needs and anticipated capital expenditures; and (v) projected outcomes and effects of litigation and investigations concerning us. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of : (i) factors affecting the availability, terms and cost of capital, risks associated with the selection of our PCS digital protocol and PCS system implementation, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for our products and services to be commensurate with our management's expectations or past experience, the impact of present or future laws and regulations on our business, changes in operating expenses or the failure of operating and buildout expenses to be consistent with our management's expectations and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in our previous filings with the Securities and Exchange Commission, including the "Risk Factors" section of our Registration Statement on Form S-4 (Registration number (333-31399), as declared effective by the Securities and Exchange Commission on July 31, 1997.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            Our management believes our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments. We have market risk to the extent of our borrowings under the credit facility because of the variable interest rate on the credit facility. However, our management does not foresee any material prolonged changes in interest rates in the near future. At present, we have no plans to enter into any hedging arrangements with respect to our borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Our financial statements, including our consolidated balance sheets as of December 31, 1998 and 1997 and consolidated statements of income, consolidated statements of cash flows and consolidated statements of changes in stockholders' equity for the years ended December 31, 1998, 1997 and 1996, together with the report of Arthur Andersen L.L.P. dated February 5, 1999, and the schedule containing certain supporting information are attached to this report as pages F-1 through F-21.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

            We had no disagreements on accounting or financial disclosure matters with our accountants, nor did we change accountants, during the two fiscal years ended December 31, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            We incorporate by reference the information contained under the caption "ELECTION OF DIRECTORS" in the Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of Powertel (the "1999 Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

            We incorporate by reference the information contained under the caption "EXECUTIVE COMPENSATION" in the 1999 Proxy Statement except for those portions entitled "Compensation/Stock Option Committee Report on Executive Compensation" and "Comparative Company Performance."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            We incorporate by reference the information contained under the caption "EXECUTIVE COMPENSATION-- Beneficial Ownership of Capital Stock" in the 1999 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            We incorporate by reference the information contained under the caption "ELECTION OF DIRECTORS -- Certain Relationships and Related Transactions" in the 1999 Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)      FINANCIAL STATEMENTS

            The following financial statements of Powertel, Inc. are filed as a part of this Report and are attached as pages F-1 through F-21:

                  Report of Independent Public Accountants on Financial
                  Statements

                  Consolidated Balance Sheet as of December 31, 1998 and 1997

                  Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

                  Notes to Financial Statements

(a)(2)      FINANCIAL STATEMENT SCHEDULES

                  The following financial statement schedules of Powertel, Inc. are filed as a part of this report and are attached as pages S-1 through S-2:

                  Report of Independent Public Accountants on Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996

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

2(c)              *     Asset Purchase Agreement dated January 5, 1999, by and
                        among Public Service Cellular, Inc., Powertel, Inc.,
                        ICEL, Inc. and InterCel Licenses, Inc. (Filed as Exhibit
                        99.1 to the Company's Form 8-K dated January 5, 1999 and incorporated herein by reference.) **

2(d) Asset Purchase Agreement dated March 15, 1999 by and among Crown Castle International Corp., CCP Inc., Powertel Atlanta Towers, LLC, Powertel Birmingham Towers, LLC, Powertel Jacksonville Towers, LLC, Powertel Kentucky Towers, LLC, Powertel Memphis Towers, LLC and Powertel, Inc. **

2(e) Escrow Agreement dated March 15, 1999 by and among Crown Castle International Corp., CCP Inc., Powertel Atlanta Towers, LLC, Powertel Birmingham Towers, LLC, Powertel Jacksonville Towers, LLC, Powertel Kentucky Towers, LLC, Powertel Memphis Towers, LLC, Powertel, Inc. and SunTrust Bank.

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

4(m)              *     Certificate of Designations, Powers, Preferences and
                        Relative, Participating or Other Rights, and the
                        Qualifications, Limitations or Restrictions Thereof, of
                        Series E 6.5% Cumulative Convertible Preferred Stock of
                        Powertel, Inc. (Filed as Exhibit 4(a) to the Company's
                        Form 10-Q filed for the quarter ended June 30, 1998 (the
                        "1998 Second Quarter 0-Q"), and incorporated herein by reference.)

4(n)              *     Certificate of Designations, Powers, Preferences and
                        Relative, Participating or Other Rights, and the
                        Qualifications, Limitations or Restrictions Thereof, of
                        Series F 6.5% Cumulative Convertible Preferred Stock of
                        Powertel, Inc. (Filed as Exhibit 4(b) to the 1998 Second
                        Quarter 10-Q, and incorporated herein by reference.)

4(o)              *     First Supplemental Indenture dated as of June 16, 1998
                        to the following Indentures: Indenture dated as of February 7, 1996 for the 12% Senior Discount Notes Due
                        2006; Indenture dated as of April 19, 1996 for the 12%
                        Senior Discount Notes Due 2006; Indenture dated as of
                        June 10, 1997 for the 11 1/8% Senior Notes Due 2007.
                        (Filed as Exhibit 4(c) to the 1998 Second Quarter 10-Q, and incorporated herein by reference.)

10(a)             *     Software License Agreement between InterCel, Inc. and
                        Systematics Telecommunications Services, Inc. dated July
                        24, 1992. (Filed as Exhibit 10(aa) to the Company's Form
                        10-KSB filed for the year ended December 31, 1992, and incorporated herein by reference.)

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

10(e)             *     InterCel, Inc. Amended and Restated 1991 Stock Option
                        Plan. (Filed as Appendix C to the Company's Definitive
                        Proxy Statement for the 1999 Annual Meeting of
                        Stockholders, and incorporated herein by reference.)

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

10(u)             *     Amendment No. 4 to the Credit Agreement by and among
                        Powertel PCS, Inc., as Borrower, Goldman Sachs Credit
                        Partners L.P., as Lender, and Ericsson Inc., as Agent, dated as of November 18, 1997. (Filed as Exhibit 10(u) to the Company's Form 10-K for the year ended December
                        31, 1997 (the "1997 Form 10-K") and incorporated herein by reference.)

10(v)             *     Amendment No. 5 to the Credit Agreement by and among
                        Powertel PCS, Inc., as Borrower, Goldman Sachs Credit
                        Partners L.P., as Lender, and Ericsson Inc., as Agent, dated as of December 23, 1997. (Filed as Exhibit 10(v) to the 1997 Form 10-K, and incorporated herein by reference.)

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

10(z)             *     Agreement between BellSouth Telecommunications, Inc. and
                        InterCel, Inc. effective as of April 1, 1997. (Filed as
                        Exhibit 10(pp) to the Company's Form 10-Q filed for the quarter ended March 31, 1997 (the "1997 First Quarter
                        10-Q"), and incorporated herein by reference.) **

10(aa)            *     Agreement between BellSouth Telecommunications, Inc. and
                        Powertel, Inc. effective as of April 1, 1997. (Filed as
                        Exhibit 10(qq) to the 1997 First Quarter 10-Q, and incorporated herein by reference.) **

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

10(ll)            *     First Amendment to Interconnection Agreement between
                        InterCel, Inc. and BellSouth Telecommunications, Inc.
                        effective as of April 1, 1997. (Filed as Exhibit 10(ll) to the 1997 Form 10-K, and incorporated herein by reference.)

10(mm)            *     First Amendment to Interconnection Agreement between
                        Powertel, Inc. and BellSouth Telecommunications, Inc.
                        effective as of April 1, 1997. (Filed as Exhibit 10(mm) to the 1997 Form 10-K, and incorporated herein by reference.)

10(nn)            *     Powertel 401(k) Profit Sharing Plan (as amended and
                        restated effective January 1, 1997, and as renamed effective July 1, 1997). (Filed as Exhibit 10(nn) to the
                        1997 Form 10-K, and incorporated herein by reference.)

10(oo)            *     Stock Purchase Agreement dated June 22, 1998, by and
                        between Powertel, Inc. and SCANA Communications, Inc.
                        (Filed as Exhibit 10(a) to the 1998 Second Quarter 10-Q, and incorporated herein by reference.)

10(pp)            *     Stock Purchase Agreement dated June 22, 1998, by and
                        between Powertel, Inc. and ITC Wireless, Inc. (Filed as
                        Exhibit 10(b) to the 1998 Second Quarter 10-Q, and incorporated herein by reference.)

10(qq)            *     Amended and Restated Credit Agreement dated as of
                        February 6, 1998, among Powertel PCS, Inc., the Banks and Other Financial Institutions Listed on the Signature
                        Pages thereof, Ericsson Inc., as Agent, and National
                        Westminster Bank PLC, as Administrative Agent for the
                        Lenders. (Filed as Exhibit (10(a) to the Company's Form
                        10-Q filed for the quarter ended March 31, 1998, and incorporated herein by reference.) **+

10(rr)            *     Letter Agreement dated April 22, 1998 by and among
                        Powertel PCS, Inc., Ericsson Inc., National Westminster
                        Bank plc., GE Capital and the lenders consenting thereto relating to the Credit Facility. (Filed as Exhibit 10(c) to the 1998 Second Quarter 10-Q, and incorporated herein by reference.)

12                      Statements regarding Computation of Ratios

21                      Subsidiaries of Powertel, Inc.

23                      Consent of Arthur Andersen LLP

24                      Powers of Attorney for the following individuals:
                        Campbell B. Lanier, III, Allen E. Smith, Fred G. Astor, Jr., Donald W. Burton, O. Gene Gabbard, Ann Milligan, Maurice P. O'Connor, William H. Scott, III, William B. Timmerman and Donald W. Weber (included on signature page hereto)

27                      Financial Data Schedule (for SEC use only)

---------------------------
*     Previously filed.
** The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, as provided in Item 601(b)(2) of Regulation S-K.
+ Confidential treatment has been granted for certain confidential portions of this exhibit pursuant to Rule 24(b)(2) under the Exchange Act. In accordance with Rule 24(b)(2), these confidential portions have been omitted from this exhibit and filed separately with the Commission.

(b)   REPORTS ON FORM 8-K

             None.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                              POWERTEL, INC.

March 29, 1999                By: /s/ Allen E. Smith
                                ---------------------------------------------
                                 Allen E. Smith
                                 President, Chief Executive Officer and Director


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



March 29, 1999                  /s/ Campbell B. Lanier, III
                                ------------------------------------------------
                                Campbell B. Lanier, III
                                Chairman of the Board of Directors


March 29, 1999                  /s/ Allen E. Smith
                                ------------------------------------------------
                                Allen E. Smith
                                Chief Executive Officer, President and Director
                                (principal executive officer)


March 29, 1999                  /s/ Fred G. Astor, Jr.
                                ------------------------------------------------
                                Fred G. Astor, Jr.
                                Chief Financial Officer and Executive
                                Vice President (principal financial and
                                accounting officer)


March 29, 1999                  /s/ Donald W. Burton
                                ------------------------------------------------
                                Donald W. Burton
                                Director


March 29, 1999                  /s/ O. Gene Gabbard
                                ------------------------------------------------
                                O. Gene Gabbard
                                Director

March 29, 1999                  /s/ Ann Milligan
                                ------------------------------------------------
                                Ann Milligan
                                Director


March  , 1999
                                ------------------------------------------------
                                Maurice P. O'Connor
                                Director


March 29, 1999                  /s/ William H. Scott, III
                                ------------------------------------------------
                                William H. Scott, III
                                Director


March  , 1999
                                ------------------------------------------------
                                William B. Timmerman
                                Director


March 29, 1999                  /s/ Donald W. Weber
                                ------------------------------------------------
                                Donald W. Weber
                                Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                       PAGE
Report of Independent Public Accountants......................................................................          F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997..................................................          F-3

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996....................          F-4

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998,
   1997 and 1996..............................................................................................          F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996....................          F-6

Notes to Consolidated Financial Statements....................................................................          F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Powertel, Inc.:

           We have audited the accompanying consolidated balance sheets of POWERTEL, INC. (a Delaware corporation) as of December 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powertel, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

           As more fully discussed in Note 2 of Notes to Consolidated Financial Statements, effective January 1, 1996, the Company changed its method of accounting for promotional costs.



ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 5, 1999

                                 POWERTEL, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                                      AT DECEMBER 31,
                                                                                              -----------------------------
                                                                                                 1998              1997
                                                                                              -----------       -----------
                                                                                                   (DOLLARS IN THOUSANDS)
                                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...........................................................      $   204,787       $   326,954
   Restricted cash for payment of interest (Note 2) ....................................           33,375            33,375
   Accounts receivable, net of allowance for doubtful accounts
      of $4,895 and $1,768 at December 31, 1998 and 1997, respectively .................           28,726            34,549
   Inventories (Note 2) ................................................................           20,683             3,975
   Prepaid expenses and other ..........................................................            9,248             6,631
                                                                                              -----------       -----------
                                                                                                  296,819           405,484
                                                                                              -----------       -----------

PROPERTY AND EQUIPMENT, AT COST (Note 2):
   Land ................................................................................              932               907
   Building and towers .................................................................          311,723           244,095
   Equipment ...........................................................................          329,993           247,432
   Furniture and fixtures ..............................................................            8,616             5,296
   Assets under construction ...........................................................           98,350            43,719
                                                                                              -----------       -----------
                                                                                                  749,614           541,449
      Less:  accumulated depreciation ..................................................         (107,210)          (49,699)
                                                                                              -----------       -----------
                                                                                                  642,404           491,750
                                                                                              -----------       -----------

OTHER ASSETS (Note 2):
   Licenses, net of accumulated amortization of $16,748 and $7,032 at
      December 31, 1998 and 1997, respectively .........................................          407,998           416,252
   Restricted cash for payment of interest .............................................           14,343            43,710
   Deferred charges and other, net of accumulated amortization of $5,749
      and $3,294 at December 31, 1998 and 1997, respectively ...........................           19,014            21,396
                                                                                              -----------       -----------
                                                                                                  441,355           481,358
                                                                                              -----------       -----------

        Total assets ...................................................................      $ 1,380,578       $ 1,378,592
                                                                                              ===========       ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade ............................................................      $    14,633       $    46,133
   Accrued construction costs ..........................................................           17,807            23,092
   Accrued other .......................................................................           20,529            11,015
   Advance billings and customer deposits ..............................................            7,898             2,429
   Accrued taxes other than income .....................................................            6,261             6,056
   Accrued interest ....................................................................            2,781             2,781
   Current portion of long-term obligations (Note 4) ...................................               49               256
                                                                                              -----------       -----------
                                                                                                   69,958            91,762
                                                                                              -----------       -----------

LONG-TERM OBLIGATIONS (Note 4):
   12% Senior Discount Notes due February 2006 .........................................          275,069           244,014
   12% Senior Discount Notes due May 2006 ..............................................          274,393           244,344
   11.125% Senior Notes due June 2007 ..................................................          300,000           300,000
   Credit facility .....................................................................          258,532           179,961
   Other ...............................................................................               76               695
                                                                                              -----------       -----------
                                                                                                1,108,070           969,014
                                                                                              -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 8):

CUMULATIVE CONVERTIBLE, REDEEMABLE
  PREFERRED STOCK (Note 5) .............................................................          152,219                --
                                                                                              -----------       -----------

STOCKHOLDERS' EQUITY:
   Preferred Stock (Note 5) ............................................................                3                 3
   Common Stock: $.01 par value; 100,000,000 shares authorized,
      27,265,924 and 27,017,143 issued and outstanding at December 31, 1998
      and 1997, respectively ...........................................................              273               270
   Paid-in capital .....................................................................          479,876           477,110
   Accumulated deficit .................................................................         (428,774)         (157,934)
   Deferred compensation ...............................................................             (702)           (1,288)
   Treasury stock, at cost - 52,483 shares at December 31, 1998 and 1997, respectively .             (345)             (345)
                                                                                              -----------       -----------
                                                                                                   50,331           317,816
                                                                                              -----------       -----------

        Total liabilities and stockholders' equity .....................................      $ 1,380,578       $ 1,378,592
                                                                                              ===========       ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                     1998            1997           1996
                                                  ---------       ---------       --------
                                                (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
REVENUES AND SALES (Note 2):
   Postpaid revenues .......................      $ 132,709       $  51,951       $ 22,106
   Roaming revenues ........................         10,244           5,858          8,501
   Prepaid revenues ........................          2,579              --             --
   Other revenues ..........................          6,743           4,936          1,268
                                                  ---------       ---------       --------
      Total service revenues ...............        152,275          62,745         31,875
   Equipment sales .........................         23,161          16,171          7,250
                                                  ---------       ---------       --------
        Total revenues and sales ...........        175,436          78,916         39,125
                                                  ---------       ---------       --------
OPERATING EXPENSES:
   Cost of services ........................         42,777          28,277          5,811
   Cost of equipment sold ..................         79,144          45,318         11,653
   Operations ..............................         56,522          23,989          9,927
   Selling and marketing ...................         63,936          41,409         13,301
   General and administrative ..............         37,639          25,742         16,963
   Depreciation ............................         57,938          42,747          5,887
   Amortization ............................          9,716           6,535          4,214
                                                  ---------       ---------       --------
        Total operating expenses ...........        347,672         214,017         67,756
                                                  ---------       ---------       --------

OPERATING LOSS .............................       (172,236)       (135,101)       (28,631)
                                                  ---------       ---------       --------
OTHER EXPENSE (INCOME):
   Interest expense (income), net ..........         93,656          42,564         (3,175)
   Gain on sale of subsidiary ..............             --         (41,912)            --
   Miscellaneous (income) expense ..........            (62)           (585)         1,226
                                                  ---------       ---------       --------
        Total other expense (income) .......         93,594              67         (1,949)
                                                  ---------       ---------       --------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE       (265,830)       (135,168)       (26,682)
INCOME TAX BENEFIT .........................             --              --         (1,654)
                                                  ---------       ---------       --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE ................       (265,830)       (135,168)       (25,028)
DIVIDENDS ON CUMULATIVE CONVERTIBLE,
    REDEEMABLE PREFERRED STOCK .............         (5,010)             --             --
                                                  ---------       ---------       --------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
    BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE ...................       (270,840)       (135,168)       (25,028)
CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE ...................             --              --         (2,583)
                                                  ---------       ---------       --------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS ..      $(270,840)      $(135,168)      $(27,611)
                                                  =========       =========       ========

LOSS PER SHARE (Note 2):

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
    BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE ...................      $  (10.02)      $   (5.04)      $  (1.00)

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE ...................             --              --          (0.10)
                                                  ---------       ---------       --------

BASIC AND DILUTED LOSS PER COMMON SHARE ....      $  (10.02)      $   (5.04)      $  (1.10)
                                                  =========       =========       ========

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING ..........         27,019          26,834         25,087
                                                  =========       =========       ========



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                 RETAINED
                                                                                 EARNINGS                                TOTAL
                                        COMMON     CONVERTIBLE    PAID-IN      (ACCUMULATED    DEFERRED    TREASURY   STOCKHOLDERS'
                                        STOCK       PREFERRED     CAPITAL        DEFICIT)    COMPENSATION   STOCK        EQUITY
                                      ----------- ------------  -----------   -------------  ------------  --------   -------------
                                                                      (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1995.........   $      100  $        --   $    32,440   $       4,845  $       (371)  $  (340)  $     36,674
Issuance of common stock under
   stock options (Note 6)..........            1           --           181              --            --        --            182
Issuance of common stock, in
   connection with Powertel
   business combination............           97           --       129,943              --            --        --        130,040
Issuance of common stock, net
   of issuance expenses............           71           --       109,919              --            --        --        109,990
Issuance of warrants...............           --           --         6,092              --            --        --          6,092
Issuance of Series A Convertible
   Preferred Stock, net of issuance
   expenses (Note 5)...............           --            1        75,739              --            --        --         75,740
Issuance of Series B Convertible
   Preferred Stock, net of issuance
   expenses (Note 5)...............           --            1        75,739              --            --        --         75,740
Purchase of treasury shares........           --           --            --              --            --        (5)            (5)
Amortization of deferred
   compensation....................           --           --            --              --           165        --            165
Net loss available to common
   stockholders....................           --           --            --         (27,611)           --        --        (27,611)
                                      ----------  -----------   -----------   -------------  ------------   -------   ------------
BALANCE, DECEMBER 31, 1996.........          269            2       430,053         (22,766)         (206)     (345)       407,007
Issuance of common stock under
   stock options...................            1           --           711              --            --        --            712
Issuance of common stock under
   restricted stock agreement (Note 6)        --           --         1,455              --        (1,455)       --             --
Issuance of Series C Convertible
   Preferred Stock, net of issuance
   expenses (Note 5)...............           --           .5      22,445.5              --            --        --         22,446
Issuance of Series D Convertible
   Preferred Stock, net of issuance
   expenses (Note 5)...............           --           .5      22,445.5              --            --        --         22,446
Amortization of deferred
   compensation....................           --           --            --              --           373        --            373
Net loss available to common
   stockholders....................           --           --            --        (135,168)           --        --       (135,168)
                                      ----------  -----------   -----------   -------------  ------------   -------   ------------
BALANCE, DECEMBER 31, 1997.........          270            3       477,110        (157,934)       (1,288)     (345)       317,816
Issuance of common stock under
    stock options..................            1           --           195              --            --        --            196
6.5% stock dividend on Cumulative
   Convertible, Redeemable
   Preferred Stock (Note 5)........            2           --         2,571              --            --        --          2,573
Amortization of deferred
   compensation....................           --           --            --              --           586        --            586
Net loss available to common
   stockholders....................           --           --            --        (270,840)           --        --       (270,840)
                                      ----------  -----------   -----------   -------------  ------------   -------   ------------
BALANCE, DECEMBER 31, 1998.........   $      273  $         3   $   479,876   $    (428,774) $       (702)  $  (345)  $     50,331
                                      ==========  ===========   ===========   =============  ============   =======   ============





       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                         YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                  1998           1997            1996
                                                                                ---------      ---------      ---------
                                                                                          (DOLLARS IN THOUSANDS)
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Loss before cumulative effect of change in accounting principle ........     $(265,830)     $(135,168)     $ (25,028)
      Adjustments to reconcile loss to net cash used in
           operating activities --
        Gain on sale of subsidiary, net ...................................            --        (41,912)            --
        Bond accretion ....................................................        59,204         34,061         12,089
        Amortization of offering costs of notes ...........................         2,455          2,039          1,251
        Depreciation and amortization .....................................        67,654         49,282         10,101
        Other, net ........................................................           586            526           (275)
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable .....................         5,823        (28,596)        (3,975)
           (Increase) decrease in inventories .............................       (16,708)         3,393         (6,974)
           (Increase) decrease in other assets ............................        (2,690)         8,613        (14,077)
           (Decrease) increase in accounts payable, accrued expenses
               and other current liabilities ..............................       (16,312)        50,732         11,633
                                                                                ---------      ---------      ---------
            Net cash used in operating activities .........................      (165,818)       (57,030)       (15,255)
                                                                                ---------      ---------      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures ...................................................      (207,292)      (291,849)      (233,551)
   Liquidation (purchase) of investments, net .............................        29,367         (1,426)       (75,659)
   Proceeds from sale of subsidiary .......................................            --         77,204             --
   Payment for FCC licenses ...............................................            --        (31,251)      (195,242)
   Microwave relocation ...................................................          (862)        (9,266)       (15,199)
   (Decrease) increase in accrued construction costs ......................        (5,285)         7,878         15,214
   Cash acquired in Powertel business combination .........................            --             --         15,353
                                                                                ---------      ---------      ---------
            Net cash used in investing activities .........................      (184,072)      (248,710)      (489,084)
                                                                                ---------      ---------      ---------

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES:
   Proceeds from sale of cumulative convertible, redeemable preferred
   stock, net .............................................................       149,782             --             --
   Borrowings under credit facility .......................................        78,571        110,447         69,514
   Proceeds from sale of common stock, net ................................           196            712        109,990
   Proceeds from issuance of 11.125%senior notes due June 2007 ............            --        290,637             --
   Proceeds from sale of preferred stock, net .............................            --         44,892        151,480
   Proceeds from issuance of 12% senior discount notes due February 2006 ..            --             --        192,150
   Proceeds from issuance of 12% senior discount notes due May 2006 .......            --             --        193,152
   Other, net .............................................................          (826)           481        (27,052)
                                                                                ---------      ---------      ---------
            Net cash provided from financing activities ...................       227,723        447,169        689,234
                                                                                ---------      ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................      (122,167)       141,429        184,895

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............................       326,954        185,525            630
                                                                                ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR ..................................     $ 204,787      $ 326,954      $ 185,525
                                                                                =========      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest, net of amounts capitalized .....................     $  52,913      $  24,453      $   2,005
   Cash paid for income taxes .............................................            --            213            103
   Net book value of assets sold in Unicel disposition ....................            --         35,292             --
   Noncash investing and financing activities:
      Total capitalized interest ..........................................         1,900         22,093         29,039
      Dividend on cumulative  convertible,  redeemable preferred stock paid
        in stock...........................................................         2,573             --             --
      Fair value of assets acquired in Powertel business combination ......            --             --        130,041



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996


1.       ORGANIZATION AND NATURE OF BUSINESS

         Powertel, Inc. (the "Company") was incorporated in Delaware in April 1991 under the name Intercel, Inc. In June 1997, the Company changed its name to Powertel, Inc. The Company provides personal communication services ("PCS") in the southeastern United States under the name "Powertel" and cellular telephone service in contiguous portions of eastern Alabama and western Georgia under the name "Intercel". On January 5, 1999, the Company entered into an agreement to sell substantially all the assets related to its cellular operations (Note 12).

         Prior to May 1, 1997, the Company also provided cellular telephone service in the State of Maine under the name "Unicel" (Note 3).

         The Company's PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.4 million people (according to industry publications) in the Major Trading Areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama; and in 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee. The Company first introduced its PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, has launched its PCS services in a total of 34 markets in the Southeast. The Company's cellular telephone service area has a population of approximately 296,000 people (according to the 1990 U.S. Census) and covers approximately 100 miles of Interstate Highway 85 and 40 miles of Interstate Highway 185 in the Alabama/Georgia market.

         While there are numerous wireless telephone systems operating in the United States and other countries, the wireless telecommunications industry has only limited operating history. Achieving profitable PCS operations will require the Company to successfully compete with other PCS providers in all of its markets, as well as with both existing and future wireless providers. In addition, successful PCS operations will require the development of products that are at least as commercially effective as its wireless competitors. Any failure to anticipate and respond to changes to technology and customer desires could have an adverse effect on the PCS business.

         Management expects to incur significant operating losses and to generate significant negative cash flows in future periods while it continues to develop and expand its PCS system and builds a PCS customer base. Management believes it has adequate resources to fund these losses and negative cash flows during the initial years of the PCS system buildout and operation or that additional sources of funds are available via public and private debt and equity placements, additional lines of credit or potential asset sales. If such sources are needed but not available, management will have to alter its current buildout and operating plans.


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

         Although the Company attempts to maintain multiple vendors for each required product, its inventory and equipment, which are important components of its operations, are each currently acquired primarily from less than five sources. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it builds out its network infrastructure and sells services and equipment, then delays and increased costs in the expansion of the Company's network infrastructure or losses of potential customers could result, which would affect operating results adversely.

         Presentation

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

     Restricted Cash for Payment of Interest

         Restricted cash consists of certain U.S. government securities with varying maturities which have been purchased and pledged, for the benefit of the holders of the 11.125% Senior Notes due June 2007, to provide for the payment of the first six scheduled interest payments on such Notes (Note 4).

         Credit Risk

         The Company's accounts receivable subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of customers' accounts receivable. The Company bills certain services to customers in advance and has the ability to terminate access on delinquent accounts. The Company also introduced an intelligent-network-based prepaid service alternative during September 1998. Management believes these factors, as well as the large and geographically diverse number of customers comprising the customer base, mitigate the risk of loss and the concentration of credit risk.

         The carrying amount of the Company's receivables approximates their fair value.

         Inventories

         The Company maintains inventories for resale of wireless handsets and accessory parts (i.e., antennae, batteries, cable, etc.). Inventory is valued at the lower of average cost (which approximates first-in, first-out) or market and is recorded net of a reserve for obsolescence of $1.8 million and $1.2 million at December 31, 1998 and 1997, respectively.

         Property and Depreciation

         Property and equipment are recorded at cost, including certain engineering costs. The Company records depreciation using the straight-line method over the estimated useful lives of the assets, which are 10 to 20 years for towers, buildings and improvements and 3 to 10 years for equipment, furniture and fixtures. The Company's policy is to remove the cost and accumulated depreciation of retirements from the accounts and recognize the related gain or loss upon the disposition of assets. Such gains and losses were not material for any period presented.

         Assets Under Construction

         Expenditures to construct the Company's cellular network and PCS system are recorded as assets under construction until the assets are placed in service. When the assets are placed in service, they are transferred to the appropriate property and equipment category and depreciated.

         The Company capitalizes interest incurred on borrowings related to assets under construction. Of the cumulative aggregate capitalized interest of $53.0 million, $12.6 was attributed to property, plant and equipment at December 31, 1998.

         Licenses

         Licenses consist of costs incurred to acquire PCS licenses, including cumulative capitalized interest of $40.4 million at December 31, 1998, and certain microwave relocation costs. Licenses are stated at cost less accumulated amortization and are being amortized using the straight-line method over 40 years.

         Deferred Charges and Other

         Deferred Charges and Other, which consist primarily of costs related to the offerings of the Company's senior notes and senior discount notes (Note 4), are being amortized over the 10-year lives of the related notes.

         Prior to January 1, 1996, the Company's cellular operations offered certain promotional programs under which customers were eligible to receive either a free cellular telephone, a substantial discount toward a cellular telephone, or a credit toward future monthly service in return for signing a noncancelable cellular telephone service agreement for a term of one to three years. If a customer canceled service prior to expiration of the service agreement or was disconnected for nonpayment, the customer became liable to the Company for the full original credit issued under this program. The Company established a full reserve for receivables that were a result of such cancellations. The deferred costs associated with these programs were amortized over the specific terms of the contracts. Effective January 1, 1996, the Company changed its method of accounting for these deferred promotional costs to immediate expensing as incurred to better align itself with industry practice and to correspond with its treatment of similar promotional costs for PCS. The cumulative effect of this change in accounting principle was to increase the net loss for the year ended December 31, 1996 by $2.6 million, or $(0.10) per share.

         Impairment of Long-Lived Assets

         The Company periodically reviews the value assigned to long-lived assets, including property and equipment, licenses and deferred charges, to determine if any possible impairment has occurred and is other than temporary. Management believes the long-lived assets in the accompanying consolidated balance sheets are appropriately valued.

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

         Revenue Recognition

         The Company earns revenues by providing PCS and cellular service to both its subscribers and subscribers of other PCS and cellular carriers traveling ("roaming") through the Company's service area, as well as from sales of PCS and cellular equipment. Postpaid service revenues consist of base monthly service fees ("access"), airtime revenues and long-distance revenues ("toll revenues"). Generally, access fees are billed one month in advance, but recognized when earned, while airtime and toll revenues are recognized when service is provided.

         The Company introduced a prepaid service alternative in September 1998. Prepaid service revenues are collected in advance, but recognized as service is provided.

         Roaming revenues consist of the airtime and toll fees charged to the subscribers of other PCS and cellular carriers for use of the Company's PCS and cellular network while traveling in the Company's service area and are recognized when the service is rendered.

         Other revenues consist of installation charges and connection fees, optional vertical service features and interconnection fees charged to local exchange carriers and are recognized when earned.

         Equipment sales are recognized upon delivery of the equipment to the customer.

         Loss Per Share

         Basic loss per share (EPS) was computed by dividing net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS is the same as basic EPS for all periods presented as all common stock equivalents would have an antidilutive effect.

         Recent Accounting Pronouncements

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS 130 had no impact on the Company's financial statements as the Company has no comprehensive income elements. The Company will continue to review this statement over time to determine if any additional disclosures are necessary based on evolving circumstances.

         See Note 10 for discussion of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".


3.       ASSET DISPOSITION

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

                                             Years Ended December 31,
                                             ------------------------
                                                1997           1996
                                             ----------     ---------

      Revenues and sales .................   $     74.0     $   23.0
      Net loss (excluding gain on sale)...       (177.6)       (27.4)
      Basic loss per common share ........   $    (6.63)    $  (1.09)
      Diluted loss per common share ......        (6.63)       (1.06)


4.       LONG-TERM OBLIGATIONS

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

         Interest on the June Notes is payable semiannually in cash on June 1 and December 1 of each year.

         The Company used $89.6 million of the proceeds from the June Notes to purchase and pledge, for the benefit of the holders of the June Notes, certain U.S. government securities to provide for the payment of the first six scheduled interest payments on the June Notes. The remaining unpaid portion of such amounts is classified as "Restricted Cash for Payment of Interest" in the accompanying consolidated balance sheets (Note 2).

         During 1996, the Company issued $360 million principal amount at maturity of the Company's 12% Senior Discount Notes due April 2006 (the "April Notes") and $357 million aggregate principal amount at maturity of the Company's 12% Senior Discount Notes due February 2006 (the "February Notes"). The April Notes may be redeemed at any time on or after May 1, 2001, at the option of the Company, at 106% of their principal amount at maturity, plus accrued interest, declining to 100% of their principal amount at maturity, plus accrued interest, on and after May 1, 2003. In addition, at any time prior to May 1, 1999, up to 25% of the aggregate principal amount at maturity of the April Notes may be redeemed from the proceeds of one or more public equity offerings at 112% of their accreted value on the redemption date, provided that after any such redemption at least $270 million aggregate principal amount at maturity of the April Notes remain outstanding.

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

         Unamortized original issue discount on the April Notes and February Notes is being amortized using effective interest rates of 12% and 12.35%, respectively. For the years ended December 31, 1998, 1997 and 1996, total accretion of the original issue discount was $61.1 million, $54.5 million and $39.6 million, respectively, of which $1.9 million, $20.4 million and $27.5 million was capitalized and $59.2 million, $34.1 and $12.1 million, respectively, is included in interest expense in the accompanying consolidated statements of operations.

         On March 4, 1996, the Company entered into a $125 million credit agreement (the " Credit Facility") with Ericsson, Inc. regarding the purchase of and vendor financing for PCS network equipment and services. On October 31, 1996, March 31, 1997, June 26, 1997, and November 18, 1997, Powertel and Ericsson entered into amendments to the Credit Facility, which increased the equipment financing commitment to $165 million and amended certain other provisions of the Credit Facility. During the fourth quarter of 1997, the $165 million commitment under the Credit Facility was syndicated to a group of lendors. On December 23, 1997, Powertel and Ericsson amended the Credit Facility to increase the financing commitment to $265 million. On February 6, 1998, Powertel and Ericsson entered into an amended and restated Credit Facility to incorporate the terms and conditions of the original agreement and the subsequent amendments.

         Under the terms of the Credit Facility, advances are made as requested by the Company to finance purchases from Ericsson pursuant to the terms of the related Equipment Purchase Agreement (Note 8). The aggregate amount of the advances made in each calendar year will be repaid in twenty equal quarterly installments, commencing on the last day of the first calendar quarter to occur three years after the end of the calendar year in which the advances were made and continuing for a period of five years thereafter, with the last installment in an amount necessary to repay in full the remaining unpaid principal amount of all the cumulative advances.

         The interest rate under the Credit Facility is based on the applicable Eurodollar Rate plus 3% (8.3125% at December 31, 1998) but can be converted to a fluctuating interest rate per annum based on the higher of Citibank N.A.'s base rate or .5% above the Federal Funds Rate, plus 1%, at the discretion of the lender. Interest on the unpaid principal amount of each advance is payable in arrears on the last day of each calendar quarter.

         The Credit Facility is secured by all the equipment purchased with the proceeds therefrom, subject to the terms of the Equipment Purchase Agreement, as well as a pledge of the stock of the Company's subsidiaries that hold the PCS licenses.

         Scheduled maturities of long-term obligations are as follows (in millions):

1999                 $      0.1
2000                       12.9
2001                       33.0
2002                       51.7
2003                       51.7
Thereafter                958.7
                     ----------
Total                $  1,108.1
                     ==========

         The indentures relating to the June Notes, February Notes and April Notes (the "Indentures") and Credit Facility contain certain restrictive covenants, and any additional financing agreements may contain additional restrictive covenants. The restrictions contained in the Indentures and the Credit Facility will affect, and in some cases will significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, create liens, sell assets and engage in mergers and consolidations. If the Company fails to comply with the restrictive covenants in the Indentures, the Company's obligation to repay the Notes may be accelerated. However, the limitations set forth in the Indentures are subject to a number of important qualifications and exceptions. In particular, while the Indentures restrict the Company's ability to incur additional indebtedness by requiring compliance with specified leverage ratios, they permit the Company and its subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of inventory or equipment and up to $25 million of additional indebtedness under one or more revolving credit or working capital facilities and in each case to secure such indebtedness. In addition to the restrictive covenants described above, the Credit Facility requires the Company to maintain certain financial ratios. The failure of the Company and its subsidiaries to maintain such ratios would constitute events of default under the Credit Facility, notwithstanding the ability of the Company to meet its debt service obligations. An event of default under the Credit Facility would allow the lender thereunder to accelerate the maturity of such indebtedness. In such event, a significant portion of the Company's other indebtedness (including the June Notes, April Notes and February Notes) may become immediately due and payable. At December 31, 1998, the Company was in compliance with all covenants and financial ratios under the Indentures and Credit Facility.



5.       PREFERRED STOCK

         The Preferred Stock reflected in the accompanying consolidated balance sheets is as follows:

                                                                                DECEMBER 31,
                                                                          ----------------------
                                                                             1998          1997
                                                                          -----------     ------
                                                                              (In thousands)

Preferred Stock; $.01 Par Value; 1,000,000 shares authorized:
Series E Cumulative Convertible, Redeemable Preferred, 50,000 shares
     issued and outstanding at December 31, 1998 ...................      $   76,109.5    $   --
Series F Cumulative Convertible, Redeemable Preferred, 50,000 shares
     issued and outstanding at December 31, 1998 ...................          76,109.5        --
                                                                          ------------    ------
             Total Cumulative Convertible, Redeemable Preferred ....      $  152,219.0    $   --
                                                                          ============    ======

Series A Convertible Preferred, 100,000 shares issued and
     outstanding in 1998 and 1997 ..................................      $        1.0    $  1.0
Series B Convertible Preferred, 100,000 shares issued and
     outstanding in 1998 and 1997 ..................................               1.0       1.0
Series C Convertible Preferred, 50,000 shares issued and
     outstanding in 1998 and 1997 ..................................                .5        .5
Series D Convertible Preferred, 50,000 shares issued and
     outstanding in 1998 and 1997 ..................................                .5        .5
                                                                          ------------    ------
             Total Preferred Stock in Stockholders' Equity .........      $        3.0    $  3.0
                                                                          ============    ======

         On June 22, 1998, pursuant to a Stock Purchase Agreement between the Company and SCANA Communications, Inc., a wholly-owned subsidiary of SCANA Corporation ("SCANA"), the Company issued to SCANA 50,000 shares of non-voting Series E 6.5% Cumulative Convertible, Redeemable Preferred Stock (the "Series E Preferred") in a private placement for an aggregate purchase price of $75 million. Also, on June 22, 1998, pursuant to a Stock Purchase Agreement between the Company and ITC Wireless, Inc., a wholly-owned subsidiary of ITC Holding Company, Inc. ("ITC Wireless"), the Company issued to ITC Wireless 50,000 shares of non-voting Series F 6.5% Cumulative Convertible, Redeemable Preferred Stock (the "Series F Preferred") in a private placement for an aggregate purchase price of $75 million. The Series E Preferred and Series F Preferred become convertible on June 22, 2003, at the option of the holder, into Common Stock at an initial conversion price of $22.01, subject to adjustment. The Series E Preferred and Series F Preferred are redeemable at the option of the Company at a redemption price of $1,500 per share plus declared and unpaid dividends, anytime subsequent to June 22, 2003, but no later than June 1, 2010. The Series E Preferred and Series F Preferred have a liquidation preference over the Common Stock of $1,500 per share, subject to adjustment, plus accrued and unpaid dividends in the event of a liquidation, dissolution or winding up of the Company.

         Due to the mandatory redemption feature included in the Series E Preferred and Series F Preferred, the Series E Preferred and Series F Preferred have been classified in the mezzanine of the accompanying consolidated balance sheets at redemption value, net of issuance costs.

         The 6.5% annual dividend on each of the Series E Preferred and Series F Preferred is payable quarterly in Common Stock or, under certain circumstances, cash. The Company intends to pay such quarterly dividend in Common Stock for the foreseeable future.

         On June 5, 1997, pursuant to a Stock Purchase Agreement, dated as of May 23, 1997, between the Company and The Huff Alternative Income Fund, L.P. ("Huff"), the Company issued to Huff 50,000 shares of non-voting Series C Convertible Preferred Stock for an aggregate purchase price of $22.5 million. Also, on June 5, 1997, pursuant to a Stock Purchase Agreement, dated as of May 23, 1997, between the Company and SCANA, the Company issued to SCANA 50,000 shares of non-voting Series D Convertible Preferred Stock for an aggregate purchase price of $22.5 million. Both series are convertible, at the option of the holder, at a rate of 35.29 shares of the Company's Common Stock per share of Preferred Stock. The Series C Convertible Preferred Stock is convertible any time subsequent to December 5, 1998 and the Series D Convertible Preferred Stock is convertible any time subsequent to March 14, 2002. Both series are redeemable, at the option of the Company, in whole or in part, on a pro rata basis, at a redemption price of $450 per share plus declared and unpaid dividends, anytime subsequent to June 5, 2002. Both series have a liquidation preference of $450 per share plus unpaid dividends in the event of a liquidation, dissolution or winding up of the Company.

         During 1996, the Company issued 100,000 shares of non-voting Series A Convertible Preferred Stock to Ericsson, Inc. and 100,000 shares of non-voting Series B Convertible Preferred Stock to SCANA, each for an aggregate purchase price of $75 million. The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are convertible, at the option of the holder, at a rate of 45.45 shares of the Company's Common Stock per share of Preferred Stock. The Series A Convertible Preferred Stock is convertible any time subsequent to June 28, 1998 and the Series B Convertible Preferred Stock is convertible any time subsequent to March 14, 2002. Both series are redeemable, at the option of the Company, in whole or in part, on a pro rata basis, at a redemption price of $750 per share plus declared and unpaid dividends, anytime subsequent to June 28, 2001. Both series have a liquidation preference of $750 per share plus unpaid dividends in the event of a liquidation, dissolution or winding up of the Company.

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


6.       STOCK OPTION PLANS

         Under the Powertel, Inc. 1991 Stock Option Plan, as amended (the "Stock Plan"), 3 million shares of Common Stock are reserved for issuance upon exercise of options. Substantially all of the employees of the Company are eligible to receive options under the Stock Plan. Management recommends to the Compensation/Stock Option Committee the number of options to grant based on management's analysis of the employee's performance and level of responsibility. The Board of Directors also may include in each option granted under the Stock Plan certain additional limitations on the recipient's right to exercise the option. Options under the Stock Plan may be either "incentive stock options," as defined under Section 422 of the Internal Revenue Code, or nonqualified options.

         Under the Company's Nonemployee Stock Option Plan (the "Nonemployee Plan"), 400,000 shares of Common Stock are reserved for issuance upon exercise of options. All nonemployee directors of the Company and all employees of affiliates of the Company are eligible to receive options under the Nonemployee Plan. Options to purchase 10,000 shares of common stock are granted to each nonemployee director upon his or her election or appointment to the Board of Directors. The Nonemployee Plan does not provide for discretionary option grants.

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

Statement of Financial Accounting Standards No. 123

         The Company accounts for its stock-based compensation related to the Stock Plan and Nonemployee Plan under APB 25; accordingly, no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's stock on the date of grant. For SFAS 123 pro forma purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                             1998        1997       1996
                                             ----        ----       ----

             Risk-free interest rate...      4.65%       5.92%       6.29%
             Expected dividend yield...       --          --          --
             Expected lives ...........       8.2Yrs.     8.2Yrs.     8.2Yrs.
             Expected volatility ......        50%         55%         51%


         Using these assumptions, the fair value of the stock options granted in 1998, 1997 and 1996 is $4.1 million, $6.7 million and $4.3 million, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined consistent with the provisions of SFAS 123, the Company's net loss and pro forma net loss per common share for 1998, 1997 and 1996 would have been as follows (in millions, except per share amounts):

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                              1998          1997         1996
                                              ----          ----         ----
          Net loss:
               As reported .........      $  (270.8)    $  (135.2)    $  (25.0)
               Pro forma ...........         (274.6)       (139.6)       (27.0)
          Net loss per common share:
               As reported .........      $  (10.02)    $   (5.04)    $  (1.00)
               Pro forma ...........         (10.12)        (5.21)       (1.08)

         Because SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

         A summary of the combined status of the Company's Stock and Nonemployee Plans at December 31, 1998, 1997, and 1996 is presented in the following table:

                                                Number of     Weighted Average
                                                  Shares       Price per Share
                                                ---------     ----------------

         Outstanding at December 31, 1995         994,770     $     9.89
                  Granted                         788,398          18.63
                  Forfeited                       (49,707)         16.91
                  Exercised                       (41,308)          6.29
                                                ---------
         Outstanding at December 31, 1996       1,692,153          13.78
                  Granted                         921,344          13.27
                  Forfeited                      (175,926)         17.15
                  Exercised                       (67,293)         14.17
                                                ---------
         Outstanding at December 31, 1997       2,370,278          13.39
                  Granted                         541,192          17.71
                  Forfeited                      (293,401)         16.80
                  Exercised                       (28,119)         10.98
                                                ---------
         Outstanding at December 31, 1998       2,589,950          13.93
                                                =========

         The following table summarizes, as of December 31, 1998, for the number of options outstanding, the exercise price range, weighted average exercise price, and remaining contractual lives by year of grant:

                                                                           Weighted Average
Year of            Number              Exercise           Weighted             Remaining
 Grant           of Shares           Price Range        Average Price      Contractual Life
-------          ---------           -----------        -------------      ----------------

1998              490,242         $ 9.88  -  $24.88        $ 17.62              9.3 Years
1997              739,517          10.00  -   20.75          13.06              8.2 Years
1996              530,897          12.38  -   24.50          18.51              7.3 Years
Pre-1996          829,294           3.33  -   17.63           9.60              5.7 Years

         Total stock options exercisable at December 31, 1998 were 1,011,310 at a weighted average exercise price of $11.54.

         Under the Company's 1995 Employee Restricted Stock Plan (the "Restricted Stock Plan"), 200,000 shares of Common Stock are reserved for issuance, of which 121,207 shares were issued and outstanding as of December 31, 1998. These restricted stock awards vest in three equal installments on the first, second and third anniversaries of the date of grant. The compensation associated with the restricted grants (i.e., the difference between the market price of the Company's Common Stock on the date of grant and the exercise price) is being amortized ratably over the three-year vesting period. Such compensation expense totaled $0.6 million, $0.4 million and $0.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Any unamortized deferred compensation is reflected as a reduction to stockholders' equity in the accompanying consolidated balance sheets. The Restricted Stock Plan is administered by the Compensation/Stock Option Committee of the Board of Directors.

7.       INCOME TAXES

         The income tax benefit reflected in the accompanying consolidated financial statements consists of the following (in millions):

                               YEARS ENDED DECEMBER 31,
                              --------------------------
                                1998     1997      1996
                                ----     ----      ----
Current:
     Federal ...........      $  0.0    $  0.0    $  0.0
     State .............         0.0       0.0       0.0
                              ------    ------    ------
                                 0.0       0.0       0.0
Deferred:
     Federal ...........         0.0       0.0       1.4
     State .............         0.0       0.0       0.3
                              ------    ------    ------
                                 0.0       0.0       1.7
                              ------    ------    ------
Total income tax benefit      $  0.0    $  0.0    $  1.7
                              ======    ======    ======

         The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                              YEARS ENDED DECEMBER 31,
                                             --------------------------
                                             1998        1997      1996
                                             ----        ----      ----

Statutory federal income tax rate ......      (35)%      (35)%      (34)%
Increase (decrease) in income tax rate
   resulting from:
      Goodwill amortization ............        0          0          1
      Excess original issue discount ...        0          0          1
      State income taxes, net of federal
        benefit ........................       (6)        (7)       (10)
      Valuation allowance ..............       41         42         36
                                              ---        ---        ---
Effective income tax rate ..............        0%         0%        (6)%
                                              ===        ===        ===

         The significant components that gave rise to the net deferred tax asset are as follows (in millions):

                                                          YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                        1998         1997        1996
                                                        ----         ----        ----
Deferred Assets:
Net operating loss carryforwards ...................   $  136.5     $  49.0     $   7.1
Start up costs capitalized .........................       19.7        15.9         9.9
Bond accretion capitalized .........................       46.3        20.2         4.9
Other ..............................................        8.4         1.5         0.4
                                                       --------     -------     -------
                                                          210.9        86.6        22.3
                                                       --------     -------     -------
Deferred Liabilities:
Depreciation .......................................      (25.6)      (11.3)       (3.6)
Other ..............................................       (1.5)       (0.5)       (0.1)
                                                       --------     -------     -------
                                                          (27.1)      (11.8)       (3.7)
                                                       --------     -------     -------
Net deferred tax asset before valuation allowance...      183.8        74.8        18.6
Valuation allowance ................................     (182.5)      (73.5)      (16.4)
                                                       --------     -------     -------
Net deferred tax asset .............................        1.3         1.3         2.2
Less: current portion ..............................        1.3         1.3         0.0
                                                       --------     -------     -------
Deferred tax asset-- non-current portion ...........   $    0.0     $   0.0     $   2.2
                                                       ========     =======     =======

         At December 31, 1998, the Company had available net operating loss carryforwards for regular tax purposes of approximately $318.0 million, which will expire at varying dates between 2005 and 2018, and alternative minimum tax credit carryforwards of $0.2 million, which have no expiration. The utilization of a portion of these carryforwards is subject to limitations under the Internal Revenue Code. Since management is currently unable to determine whether it is more likely than not that some portion of the net deferred tax asset will be realized, a valuation allowance of $182.5 million has been provided in the accompanying consolidated financial statements. The valuation allowance increased $109.0 million and $57.1 million in 1998 and 1997, respectively.


8.       COMMITMENTS AND CONTINGENCIES

         Leases

         Lease expenses relate to the lease of office and warehouse space, land for cell sites, cell sites, dedicated lines and trunk access facilities, computer equipment, and billboards and include leases with affiliates (Note 9). Rents charged to expense were approximately $20.6 million, $10.5 million and $3.2 million for the years ended December 31, 1998, 1997 and 1996.

         At December 31, 1998, future minimum lease payments under noncancelable operating leases with initial remaining terms of more than one year are as follows (in millions):

                         1999                            $   25.4
                         2000                                25.2
                         2001                                22.0
                         2002                                18.0
                         2003                                 8.8
                         Subsequent years                    10.7
                                                         ========
                                                         $  110.1
                                                         ========

         Equipment Purchase Commitments

         On March 4, 1996, the Company entered into a five-year equipment purchase agreement and related vendor financing agreement (Note 4) with Ericsson, Inc. for the purchase of certain network equipment and services required for the initial buildout and operation of the Company's PCS system. Under the terms of the agreement and a subsequent amendment relating to the purchase of network equipment for the Company's BTA markets in Kentucky and Tennessee, the Company is required to purchase its first $75 million worth of PCS network equipment and services for the Atlanta MTA and certain network equipment for the Company's BTA markets in Kentucky and Tennessee from Ericsson and utilize Ericsson as the exclusive provider of certain PCS network equipment until December 31, 2001 for all of its markets. The Company's grant of exclusivity is conditioned upon Ericsson's ability to provide sufficient quantities of PCS network equipment to meet the Company's needs in the PCS markets, provide commercial service for each PCS market by pre-defined dates, and continue to provide "state of the art" equipment. The Company's cumulative total purchases under the agreement were approximately $258.5 million at December 31, 1998.

         Litigation

         The Company is subject to litigation related to matters arising in the normal course of business. As of December 31, 1998 management is not aware of any asserted or pending material litigation or claims against the Company.


9.       TRANSACTIONS WITH AFFILIATES

         The Company leases certain dedicated and trunk telephone access lines, as well as certain local and long-distance services, through its former parent, ITC Holding Company, Inc., and certain of its other subsidiaries and related parties. The total expense recorded by the Company for these services was approximately $10.1 million, $5.8 million and $2.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         The Company purchases certain equipment, inventory and services related to the buildout and operation of its PCS line of business from preferred stockholders and certain of their subsidiaries. The Company's total purchases for equipment, inventory and services were $138.3 million, $106.8 million and $74.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.


10.      BUSINESS SEGMENT DATA

         Effective with the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires the Company to report financial and descriptive information about its reportable operating segments. SFAS 131 requires the reporting of a measure of segment profit or loss, certain specific revenue and expense items and segment assets, as well as a reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the company's general-purpose financial statements.

          The Company classifies its operations into two business segments: PCS and cellular. Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense. Intersegment revenues are not material. Summarized financial information by business segment for the years ended December 31, 1998, 1997 and 1996 is as follows (in millions):

                                                                                DECEMBER 31,
                                           --------------------------------------------------------------------------------------
                                                        1998                       1997                             1996
                                           -------------------------   -----------------------------     ------------------------
                                             PCS    CELLULAR  TOTALS     PCS     CELLULAR(A)  TOTALS      PCS   CELLULAR(B) TOTALS

  Revenues and sales...............        $ 155.8  $ 19.6   $ 175.4   $  55.9    $ 23.0      $ 78.9     $ 4.4    $ 34.7    $ 39.1
  Depreciation and amortization....           65.8     1.9      67.7      46.7       2.6        49.3       4.0       6.1      10.1
  Operating (loss) income..........         (180.3)    8.1    (172.2)   (141.9)      6.8      (135.1)    (39.0)     10.4     (28.6)
  Interest  expense (income), net..           93.7      --      93.7      42.6        --        42.6      (3.2 )      --      (3.2)
  Net (loss) income................         (273.9)    8.1    (265.8)   (183.9)     48.7      (135.2)    (35.8)      8.2     (27.6)
  Total assets.....................        1,365.6    15.0   1,380.6   1,364.5      14.1     1,378.6     893.4      53.7     947.1
  Capital expenditures.............          205.0     2.3     207.3     289.6       2.2       291.8     224.6       8.9     233.5

----------------------
(a) Includes gain on sale of subsidiary of $41.9 million.
(b) Includes cumulative effect of change in accounting principle of $2.6 million.

11.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                      FIRST     SECOND      THIRD       FOURTH
                                                                      -----     ------      -----       ------
                                                                       (In thousands, except per share data)

1998 QUARTERS:
       Revenues and sales.........................................    $ 36.7     $ 40.8     $ 44.6     $ 53.3
       Operating loss.............................................     (36.0)     (34.2)     (41.1)     (60.9)
       Net loss available to common shareholders..................     (57.7)     (57.8)     (66.7)     (88.6)
       Basic and diluted loss per common share....................    $(2.14)    $(2.15)    $(2.47)    $(3.26)
1997 QUARTERS:
       Revenues and sales.........................................    $ 19.1     $ 16.6     $ 18.5     $ 24.7
       Operating loss.............................................     (24.6)     (23.3)     (32.7)     (54.5)
       Net (loss) income available to common shareholders.........     (29.6)      12.1      (45.9)     (71.8)
       Basic (loss) earnings per common share.....................    $(1.10)    $ 0.45     $(1.71)    $(2.66)
       Diluted (loss) earnings per common share...................     (1.10)      0.42      (1.71)     (2.66)
1996 QUARTERS:
       Revenues and sales.........................................    $  7.8     $ 8.5      $  9.1     $ 13.7
       Operating income (loss)....................................       0.6       (1.2)      (4.3)     (23.7)
       Net income (loss) before cumulative effect of
           change in  accounting principle........................       0.5       (1.4)       0.1      (24.2)
       Cumulative effect of change in accounting principle........      (2.6)       0.0        0.0        0.0
       Net (loss) income available to common shareholders.........      (2.1)      (1.4)       0.1      (24.2)
       Basic earnings (loss) per common share before
           cumulative effect of change in accounting principle....    $ 0.03     $(0.05)    $ 0.00     $(0.90)
       Cumulative effect of change in accounting principle........     (0.13)        --         --         --
       Basic and diluted loss per common share....................     (0.10)     (0.05)      0.00      (0.90)


12.      SUBSEQUENT EVENTS

         Disposal of Cellular Operations

         Pursuant to an Asset Purchase Agreement, dated January 5, 1999, by and among the Company, ICEL, Inc. ("ICEL") (together with the Company, the "Sellers") and InterCel Licenses, Inc. ("Licensee"), both wholly owned subsidiaries of the Company, and Public Service Cellular, Inc. (the "Purchaser"), the Purchaser agreed to acquire substantially all of the assets and FCC licenses of the Sellers, constituting the Seller's cellular telephone operations in eastern Alabama and western Georgia, for approximately $89 million (the "Sale"). The Sale, if consummated, will constitute a sale by Powertel of all of its remaining cellular telephone operations.

         Closing of the Sale is subject to certain conditions, including: (i) receipt by Sellers of various consents from third parties, including landlords and other parties to contracts with Sellers; (ii) receipt of various regulatory approvals, including the approval of the Federal Communications Commission; and
(iii) Purchaser maintaining its financing commitment through the time of the closing. The closing of the Sale is expected to occur in the second quarter of 1999.

         The following unaudited pro forma condensed consolidated statements of operations (in millions, except per share data) assume the sale occurred at the beginning of each period presented. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.

                                                            YEARS ENDED DECEMBER 31,
                                                        ---------------------------------
                                                          1998        1997        1996
                                                        ----------  ----------  ---------

     Revenues and sales                                 $   155.8   $    60.7   $   20.8
     Net loss (excluding gain on sale)                     (278.7)     (183.4)     (34.4)
     Basic and diluted loss per common share            $  (10.31)  $   (5.27)  $  (1.37)

         Tower Asset Sale

         Pursuant to an Asset Purchase Agreement, dated March 15, 1999, by and among the Company, (the "Seller") and Crown Castle International Corp (the "Purchaser"), the Purchaser agreed to acquire approximately 650 of Sellers' wireless transmission towers for approximately $275 million (the "Sale"). The Sale, which is subject to certain conditions, is expected to close in the second quarter of 1999.

         Stock Plan

         On March 10, 1999, the Board of Directors approved an increase in the number of shares of common stock authorized under the Stock Plan to 5 million shares. The Board of Directors has submitted this increase to the stockholders for their approval at the 1999 Annual Meeting of Stockholders.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


We have audited in accordance with generally accepted auditing standards, the financial statements of POWERTEL INC. included in this Form 10-K and have issued our report thereon dated February 5, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 5, 1999

                                 POWERTEL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


               COLUMN A                          COLUMN B          COLUMN C          COLUMN D              COLUMN E
-------------------------------------------     ----------        ---------       ---------------        ---------------
                                                BALANCE AT        ADDITIONS          WRITEOFFS,            BALANCE AT
                                                BEGINNING          CHARGED             NET OF                END OF
            CLASSIFICATION                      OF PERIOD         TO INCOME          RECOVERIES              PERIOD
-------------------------------------------     ----------        ---------       ---------------        ---------------

FOR THE YEAR ENDED DECEMBER 31, 1998
Allowance for Doubtful Accounts               $   1,768,194     $   21,206,041    $    (18,079,547)      $     4,894,688
Allowance for Obsolete Inventory                  1,178,699          1,876,220          (1,241,525)            1,813,394
                                              -------------     --------------    ----------------       ---------------
                                              $   2,946,893     $   23,082,261    $    (19,321,072)      $     6,708,082
                                              =============     ==============    ================       ===============

FOR THE YEAR ENDED DECEMBER 31, 1997
Allowance for Doubtful Accounts               $     217,000     $    7,610,741    $     (6,059,547)      $     1,768,194
Allowance for Obsolete Inventory                     53,470          1,197,121             (71,892)            1,178,699
                                              -------------     --------------    ----------------       ---------------
                                              $     270,470     $    8,807,862    $     (6,131,439)      $     2,946,893
                                              =============     ==============    ================       ===============

FOR THE YEAR ENDED DECEMBER 31, 1996
Allowance for Doubtful Accounts               $     249,454     $      997,372    $     (1,029,826)      $       217,000
Allowance for Obsolete Inventory                    127,694            252,662            (326,886)               53,470
                                              -------------     --------------    ----------------       ---------------
                                              $     377,148     $    1,250,034    $     (1,356,712)      $       270,470
                                              =============     ==============    ================       ===============