Form 10-Q
period 1999-03-31
POWERTEL INC /DE/
filed 1999-05-14
CIK 876318

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO __________, 19__.

                        Commission File Number: 0-23102

                         -----------------------------

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



       Registrant's telephone number, including area code: (706) 645-2000



         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                           Outstanding at May 11, 1999

      Common Stock, $0.01 par value                        27,475,044



===============================================================================

                                 POWERTEL, INC.

                               INDEX TO FORM 10-Q

                                                                                                PAGE
                                                                                                ----

PART I               FINANCIAL INFORMATION

          Item 1.    Financial Statements..................................................       3

                     Condensed Consolidated Balance Sheets as of
                     March 31, 1999 and December 31, 1998..................................       3

                     Condensed Consolidated Statements of Operations for
                     the Three Months ended March 31, 1999 and 1998........................       4

                     Condensed Consolidated Statements of Cash Flows for
                     the Three Months ended March 31, 1999 and 1998........................       5

                     Condensed Notes to Consolidated Financial Statements..................       6

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.........................       8

          Item 3.    Quantitative and Qualitative Disclosure About Market Risks............      14

PART II              OTHER INFORMATION

          Item 1.    Legal Proceedings.....................................................      15

          Item 2.    Changes in Securities and Use of Proceeds.............................      15

          Item 6.    Exhibits and Reports on Form 8-K......................................      15

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 POWERTEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,           DECEMBER 31,
                                                                                        1999                  1998
                                                                                     -----------          ------------
                                                                                          (DOLLARS IN THOUSANDS)
                                                                                     (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .....................................................   $   152,282          $   204,787
   Restricted cash for payment of interest .......................................        33,375               33,375
   Accounts receivable, net of allowance for doubtful accounts ...................        27,903               28,726
   Inventories ...................................................................        23,133               20,683
   Prepaid expenses and other ....................................................        17,693                9,248
                                                                                     -----------          -----------
                                                                                         254,386              296,819
                                                                                     -----------          -----------


PROPERTY AND EQUIPMENT, AT COST ..................................................       764,356              749,614
   Less accumulated depreciation .................................................      (125,987)            (107,210)
                                                                                     -----------          -----------
                                                                                         638,369              642,404
                                                                                     -----------          -----------

OTHER ASSETS:
   Licenses, net .................................................................       405,322              407,998
   Restricted cash for payment of interest .......................................        15,059               14,343
   Deferred charges and other, net ...............................................        18,396               19,014
                                                                                     -----------          -----------
                                                                                         438,777              441,355
                                                                                     -----------          -----------

       Total assets ..............................................................   $ 1,331,532          $ 1,380,578
                                                                                     ===========          ===========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Accounts payable-- trade ......................................................   $    11,907          $    14,633
   Accrued interest ..............................................................        11,125                2,781
   Advance billings and customer deposits ........................................         8,004                7,898
   Accrued construction costs ....................................................         6,648               17,807
   Accrued taxes other than income ...............................................         5,785                6,261
   Accrued other .................................................................        15,412               20,529
   Current portion of long-term obligations ......................................            50                   49
                                                                                     -----------          -----------
                                                                                          58,931               69,958
                                                                                     -----------          -----------

LONG-TERM OBLIGATIONS:
   12% Senior Discount Notes due February 2006 ...................................       283,475              275,069
   12% Senior Discount Notes due May 2006 ........................................       282,464              274,393
   11.125% Senior Notes due June 2007 ............................................       300,000              300,000
   Credit facility ...............................................................       265,000              258,532
   Other .........................................................................            63                   76
                                                                                     -----------          -----------
                                                                                       1,131,002            1,108,070
                                                                                     -----------          -----------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE CONVERTIBLE, REDEEMABLE
   PREFERRED STOCK ...............................................................       152,219              152,219
                                                                                     -----------          -----------

STOCKHOLDERS' (DEFICIT) EQUITY:
   Preferred stock ...............................................................             3                    3
   Common stock ..................................................................           275                  273
   Paid-in capital ...............................................................       482,562              479,876
   Accumulated deficit ...........................................................      (492,524)            (428,774)
   Deferred compensation .........................................................          (591)                (702)
   Treasury stock, at cost .......................................................          (345)                (345)
                                                                                     -----------          -----------
                                                                                         (10,620)              50,331
                                                                                     -----------          -----------

       Total liabilities and stockholders' (deficit) equity ......................   $ 1,331,532          $ 1,380,578
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

                                 POWERTEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                -----------------------------
                                                                                                  1999                 1998
                                                                                                --------             --------
                                                                                      (DOLLARS IN THOUSANDS, EXCEPT LOSS PER SHARE)

REVENUES AND SALES:
   Postpaid revenues .............................................................              $ 40,073             $ 26,224
   Roaming revenues ..............................................................                 2,896                2,186
   Prepaid revenues ..............................................................                 8,739                   --
   Other revenues ................................................................                 2,160                1,667
                                                                                                --------             --------
     Total service revenues ......................................................                53,868               30,077
   Equipment sales ...............................................................                 8,118                6,646
                                                                                                --------             --------
     Total revenues and sales ....................................................                61,986               36,723
                                                                                                --------             --------

OPERATING EXPENSES:
   Cost of services ..............................................................                13,381                9,549
   Cost of equipment sales .......................................................                15,432               17,425
   Operations ....................................................................                15,057               10,398
   Selling and marketing .........................................................                20,545               11,915
   General and administrative ....................................................                 9,794                8,130
   Depreciation ..................................................................                18,777               12,935
   Amortization ..................................................................                 2,570                2,392
                                                                                                --------             --------
     Total operating expenses ....................................................                95,556               72,744
                                                                                                --------             --------

OPERATING LOSS ...................................................................               (33,570)             (36,021)
                                                                                                --------             --------

OTHER EXPENSE (INCOME):
   Interest expense, net .........................................................                27,847               21,832
   Miscellaneous income ..........................................................                  (104)                (163)
                                                                                                --------             --------
     Total other expense, net ....................................................                27,743               21,669
                                                                                                --------             --------

LOSS BEFORE INCOME TAXES .........................................................               (61,313)             (57,690)
INCOME TAX PROVISION .............................................................                    --                   --
                                                                                                --------             --------

NET LOSS .........................................................................               (61,313)             (57,690)
DIVIDENDS ON CUMULATIVE CONVERTIBLE,
   REDEEMABLE PREFERRED STOCK ....................................................                (2,437)                  --
                                                                                                --------             --------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS ........................................              $(63,750)            $(57,690)
                                                                                                ========             ========

LOSS PER SHARE DATA:
   BASIC AND DILUTED LOSS PER COMMON SHARE .......................................              $  (2.33)            $  (2.14)
                                                                                                ========             ========

   WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING ...............................................                27,317               26,965
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

                                 POWERTEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                            --------------------------
                                                                                              1999              1998
                                                                                            ---------        ---------
                                                                                              (DOLLARS IN THOUSANDS)

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss ...............................................................................    $ (61,313)       $ (57,690)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .....................................................       21,347           15,327
     Bond accretion ....................................................................       16,477           14,286
     Amortization of offering costs of notes ...........................................          619              612
     Other, net ........................................................................          111              157
     Changes in assets and liabilities:
       Decrease in accounts receivable .................................................          823           14,316
       Increase in inventories .........................................................       (2,450)         (19,360)
       Decrease (increase) in other assets .............................................          812             (425)
       Increase (decrease) in accounts payable, accrued expenses
         and other current liabilities .................................................          130          (26,234)
                                                                                            ---------        ---------
           Net cash used in operating activities .......................................      (23,444)         (59,011)
                                                                                            ---------        ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures ................................................................      (14,742)         (34,745)
   Decrease in accrued construction costs ..............................................      (11,159)          (5,186)
   Short-term notes receivable .........................................................       (9,257)              --
   Purchase of investments .............................................................         (716)          (1,162)
   Microwave relocation ................................................................          106             (374)
                                                                                            ---------        ---------
           Net cash used in investing activities .......................................      (35,768)         (41,467)
                                                                                            ---------        ---------

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES:
   Borrowings under credit facility ....................................................        6,468           14,724
   Proceeds from sale of common stock, net .............................................          251              133
   Other, net ..........................................................................          (12)             100
                                                                                            ---------        ---------
           Net cash provided from financing activities .................................        6,707           14,957
                                                                                            ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............................................      (52,505)         (85,521)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................................      204,787          326,954
                                                                                            ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................................    $ 152,282        $ 241,433
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

                                 POWERTEL, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to
         Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report of Powertel, Inc. ("Powertel" or the "Company") on Form 10-K for the year ended December 31, 1998.

2. Certain prior year amounts have been reclassified to conform to the current period presentation.

3. The Company classifies its operations into two business segments: PCS and cellular. Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense. Intersegment revenues are not material. Summarized financial information by business segment for the three months ended March 31, 1999 and 1998 is as follows (in millions):

                                                              THREE MONTHS ENDED MARCH 31,
                                      -------------------------------------------------------------------------
                                                      1999                                 1998
                                      --------------------------------      -----------------------------------
                                       PCS        CELLULAR     TOTALS         PCS        CELLULAR       TOTALS
                                     -------      --------     -------      -------      --------       -------
                                                                      (UNAUDITED)

Revenues and sales                   $  56.9       $  5.1      $  62.0      $  32.2       $  4.5        $  36.7
Operating (loss) income                (36.1)         2.5        (33.6)       (37.6)         1.6          (36.0)
Net (loss) income                      (63.8)         2.5        (61.3)       (59.3)         1.6          (57.7)

4. On April 30, 1999, pursuant to an Asset Purchase Agreement dated as of January 5, 1999 by and among the Company, ICEL Inc. ("ICEL") (together with the Company, the "Sellers") and InterCel Licenses, Inc., both wholly-owned subsidiaries of the Company, and Public Service Cellular, Inc. (the "Purchaser"), the Purchaser acquired substantially all of the assets and FCC licenses of the Sellers, constituting the Sellers' cellular telephone operations in eastern Alabama and western Georgia, for approximately $89 million (the "Sale"). The Sale will result in an approximate $75 million gain in the second quarter of 1999.

                  The following unaudited pro forma condensed consolidated statements of operations (in millions, except per share data) assume the sale occurred at the beginning of each period presented. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------------
                                                                              PRO FORMA 1999      PRO FORMA 1998
                                                                              --------------      --------------
                                                                                          (UNAUDITED)

     Revenues and sales                                                           $  56.9             $   32.2
     Net (loss) before dividends                                                    (63.8)               (59.3)
     Basic and diluted (loss) per common share                                    $ (2.42)            $  (2.20)

5. Pursuant to an Asset Purchase Agreement, dated March 15, 1999 by and among the Company, (the "Seller") and Crown Castle International Corp. (the "Purchaser"), the Purchaser agreed to acquire up to approximately 650 of Seller's wireless transmission towers, related assets and certain liabilities for up to approximately $275 million (the "Sale"). The closing of the Sale is subject to a number of significant conditions, including: (i) compliance by Seller, its subsidiaries and Crown Castle with the terms of the asset purchase agreement; (ii) absence of litigation; (iii) receipt of regulatory approvals; and (iv) absence of any material adverse effect with respect to Seller's and its subsidiaries' assets and assumed liabilities. The Sale is expected to close in the second quarter of 1999.

   6. On March 1, 1999, Powertel made an approximately $9.3 million short term loan to Eliska Wireless, Inc. ("Eliska"), a "very small business" as defined by the rules of the Federal Communications Commission. Eliska used the proceeds of this loan to participate in the recent auction of certain PCS licenses. In this auction, which concluded on April 15, 1999, Eliska was the winning bidder for two licenses: a 15 MHz license in the Knoxville, Tennessee BTA and a 15 MHz license in the Kingsport/Johnson City/Bristol, Tennessee BTA. Eliska's winning bids were approximately $6.5 million in the aggregate for these two licenses, which together cover approximately 1.6 million POPs. Subsequent to March 31, 1999, Eliska repaid approximately $7.4 million of its short term loan from Powertel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We provide PCS services in the southeastern United States under the name "Powertel" and cellular telephone service in contiguous portions of eastern Alabama and western Georgia under the name "InterCel." On April 30, 1999, we sold our cellular telephone operations to Public Service Cellular, Inc. for approximately $89 million.

         Our PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.4 million people. We hold licenses to serve the Atlanta, Georgia MTA, the Jacksonville, Florida MTA, the Memphis, Tennessee/Jackson, Mississippi MTA and the Birmingham, Alabama MTA and 13 BTAs in Kentucky and Tennessee. We hold 30 MHz of PCS spectrum in our MTA Markets, and we hold 20 MHz of PCS spectrum in all of the BTA Markets except for the Knoxville, Tennessee BTA, where we hold a license for 10 MHz of PCS spectrum. We have one of the largest contiguous licensed PCS footprints in the southeastern United States. We introduced our PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, have launched our PCS services in a total of 34 markets in the Southeast. As of March 31, 1999, we had approximately 269,000 postpaid PCS subscribers and 69,000 prepaid PCS subscribers.

         On March 15, 1999, we agreed, subject to certain conditions, to sell up to 650 of our communications towers to a subsidiary of Crown Castle International Corp. for an aggregate of $275 million in cash. The purchase price is subject to adjustment based on the actual number of towers tendered at the closing. In connection with this sale, we agreed to lease space for a period of ten years on the towers that we are selling, with three five-year renewal periods that we may exercise at our option. We expect to close this transaction in the second quarter of 1999.

         Average revenues per postpaid subscriber in the wireless industry have generally declined during recent quarters and are expected to continue to gradually decline in the future. We believe this downward trend is the result of the continued addition of lower usage customers who use wireless service for personal convenience, security or as backup for their traditional landline telephone as well as intensified competition within the wireless industry. We believe the effect of these trends on our earnings will be mitigated by a corresponding increase in the number of wireless subscribers and our continued focus on strategies designed to encourage increased usage among our customers.

         We incurred a net loss of $61.3 million for the three months ended March 31, 1999, as a result of the significant costs required to build out and maintain our PCS system, the hiring and management of required personnel to operate our PCS business and market our services, the subsidization of PCS handsets to our customers and the depreciation of PCS equipment and amortization of the PCS licenses. We expect to continue incurring operating losses during the remainder of 1999 and thereafter as we continue to build out our PCS system, develop our PCS customer base and subsidize the cost of PCS handsets to our customers.

         Minimizing customer attrition, or "churn," remains a challenge as our subscriber base grows and the wireless marketplace becomes more competitive. We generated an average monthly churn rate of 3.4% and 1.9% for our PCS and cellular businesses, respectively, for the three months ended March 31, 1999. We believe recent reductions in our PCS churn rate are the result of more focused collections efforts, stricter credit evaluation policies, implementation of fraud prevention tools, a proactive customer retention program and the introduction of alternative methods of payment. In September 1998, we also introduced an intelligent network-based prepaid service for credit-challenged customers. Despite these efforts, we expect that ongoing PCS churn rates could be higher than historical churn rates for cellular carriers as more competitors and competitive services continue to enter the marketplace. Additionally, the ability of PCS subscribers to activate service via the phone ("over the air activation") without any face-to-face contact with our representatives increases our susceptibility to subscription fraud, which ultimately results in churn.

         The Company is a member of the GSM Alliance, a consortium of 17 PCS carriers who offer GSM-based PCS service throughout North America. All members of the Alliance have executed roaming agreements with each other, which allow GSM customers to roam throughout many major metropolitan areas in the United States and Canada. Additionally, we are beginning to launch international roaming with several countries and expect to continue working with other international GSM carriers to facilitate international roaming.

RESULTS OF OPERATIONS

         The following table reflects the composition of Powertel's cellular and PCS service revenue and equipment sales and related gross margins, as well as overall operating and other costs and margins. Powertel's historical results of operations, particularly in view of the start-up costs associated with our PCS business, will not be comparable with future periods.


                                                                   THREE MONTHS ENDED MARCH 31,
                                           -----------------------------------------------------------------------------
                                                            1999                                   1998
                                           ------------------------------------     ------------------------------------
                                                                       COMBINED                                COMBINED
                                                                       CELLULAR                                CELLULAR
                                                                          AND                                    AND
                                           CELLULAR         PCS           PCS       CELLULAR        PCS           PCS
                                           ---------     ---------     ---------    ---------    ---------     ---------
                                                                      (DOLLARS IN THOUSANDS)
                                                                           (UNAUDITED)
SERVICE REVENUE & COST ANALYSIS:
Service revenues:
   Postpaid revenues ..................    $   2,812     $  37,261     $  40,073    $   2,838    $  23,386     $  26,224
   Roaming revenues ...................        1,764         1,132         2,896        1,353          833         2,186
   Prepaid revenues ...................           --         8,739         8,739           --           --            --
   Other revenues .....................          232         1,928         2,160          143        1,524         1,667
                                           ---------     ---------     ---------    ---------    ---------     ---------
     Total service revenues ...........        4,808        49,060        53,868        4,334       25,743        30,077
Cost of services ......................          411        12,970        13,381          448        9,101         9,549
                                           ---------     ---------     ---------    ---------    ---------     ---------
   Gross margin .......................    $   4,397     $  36,090     $  40,487    $   3,886    $  16,642     $  20,528
                                           =========     =========     =========    =========    =========     =========

EQUIPMENT SALES & COST ANALYSIS:
Equipment sales .......................    $     236     $   7,882     $   8,118    $     200    $   6,446     $   6,646
Cost of equipment sales ...............          427        15,005        15,432          471       16,954        17,425
                                           ---------     ---------     ---------    ---------    ---------     ---------
   Gross margin .......................    $    (191)    $  (7,123)    $  (7,314)   $    (271)   $ (10,508)    $ (10,779)
                                           =========     =========     =========    =========    =========     =========

OPERATING MARGIN ANALYSIS:
Total revenues and sales ..............    $   5,044     $  56,942     $  61,986    $   4,534    $  32,189     $  36,723
                                           ---------     ---------     ---------    ---------    ---------     ---------

Operating expenses:
   Cost of services and equipment sales          838        27,975        28,813          919       26,055        26,974
   Operations .........................          437        14,620        15,057          464        9,934        10,398
   Selling and marketing ..............          481        20,064        20,545          589       11,326        11,915
   General and administrative .........          402         9,392         9,794          428        7,702         8,130
   Depreciation .......................          390        18,387        18,777          526       12,409        12,935
   Amortization .......................           --         2,570         2,570           --        2,392         2,392
                                           ---------     ---------     ---------    ---------    ---------     ---------
     Total operating expenses .........        2,548        93,008        95,556        2,926       69,818        72,744
                                           ---------     ---------     ---------    ---------    ---------     ---------
Operating income (loss) ...............    $   2,496     $ (36,066)      (33,570)   $   1,608    $ (37,629)      (36,021)
                                           =========     =========                  =========    =========
Interest expense, net .................                                   27,847                                  21,832
Miscellaneous income ..................                                     (104)                                   (163)
                                                                       ---------                               ---------
Loss before income taxes ..............                                  (61,313)                                (57,690)
Income tax provision ..................                                       --                                      --
                                                                       ---------                               ---------
     Net loss .........................                                $ (61,313)                              $ (57,690)
                                                                       =========                               =========

OTHER SUPPLEMENTAL DATA:
   Subscribers at end of period .......       29,955       337,862       367,817       26,565      156,918       183,483
   Capital expenditures ...............    $     296     $  14,446     $  14,742    $     641    $  34,104     $  34,745

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         The following discussion reflects the results of operations for our PCS and cellular lines of business. All general corporate costs have been allocated to those lines of business based on management's estimates of actual expenses incurred related to such lines of business.

         Postpaid PCS service revenues increased $13.9 million, or 59.3%, for the three months ended March 31, 1999 as compared to the same period of 1998. This increase is the result of our continued PCS subscriber growth and our launch of nine new PCS markets since the first quarter of 1998. Our postpaid PCS subscribers grew to approximately 269,000 at March 31, 1999, from approximately 157,000 at March 31, 1998, of which approximately 16,000 net postpaid PCS subscribers were added during the three months ended March 31, 1999.

         The average monthly service revenue ("RPU") per postpaid PCS subscriber decreased to $47.42 for the three months ended March 31, 1999, as compared to $57.23 for the same period of 1998. We have experienced a reduction in RPU per postpaid PCS subscriber because new customers tend to choose lower fixed-rate plans and because of intense price competition among wireless carriers, which we believe are trends consistent throughout the wireless industry. In addition, the first quarter 1998 results reflect that the majority of early-launch customers were on a $50 unlimited use rate plan, excluding long distance. Currently, we are offering wireless rate plans with more bundled airtime and toll minutes and additional enhanced services and features in an effort to to stimulate increased usage among our customers and thus generate additional incremental revenues. As a result, we anticipate a slower decline in our RPU per postpaid PCS subscriber in future periods.

         The RPU per postpaid cellular subscriber decreased to $33.00 for the three months ended March 31, 1999 as compared to $37.92 for the same period of 1998. As previously noted, this decrease reflects increased price competition among wireless carriers, which has prompted us to offer cellular rate plans with more bundled airtime minutes.

         PCS roaming revenues (including roaming long distance) increased $.3 million, or 35.9%, for the three months ended March 31, 1999 as compared to the same period of 1998. This increase is due primarily to continued market penetration by the PCS industry as a whole. Cellular roaming revenues increased $.4 million, or 30.4%, in 1999 as compared to 1998. This increase is due primarily to an increase in the number of roamers and the increased usage per roamer in 1999.

         We generated $8.7 million in prepaid PCS service revenues for the three months ended March 31, 1999, as compared to $0 for the same period of 1998, which is attributable to the introduction of our intelligent network-based prepaid service alternative in September 1998. RPU per prepaid PCS subscriber was $52.99 for the three months ended March 31, 1999.

         Other service revenues, which include activation fees, fees from enhanced services, co-location revenue and interconnection fees billed to local exchange carriers for connections to our PCS and cellular networks, increased $.5 million, or 29.6%, for the three months ended March 31, 1999, as compared to the same period of 1998. This increase is due primarily to our concentrated efforts to secure tenants for co-location on our towers and an increase in interconnection fees as a result of increased traffic originating on the local exchange carriers' networks and terminating on our PCS and cellular networks.

         Cost of services includes the cost of interconnection with local exchange carrier facilities, direct cell site costs (e.g., property taxes and insurance, site lease costs and electric utilities), PCS and cellular roaming validation (provided by a third-party clearinghouse), long distance toll costs and supplementary services (such as voice mail). PCS cost of services increased $3.9 million, or 42.5%, for the three months ended March 31, 1999, as compared to the same period of 1998. This increase primarily reflects costs related to the approximately 500 additional cell sites we placed in service since March 31, 1998, as well as increased interconnection and toll costs related to increased traffic on our expanding PCS network.

         We generated a negative PCS equipment margin of 90.4% on $7.9 million of sales during the three months ended March 31, 1999, as compared to 163.0% on $6.4 million of sales for the same period of 1998.

The improvement in negative PCS equipment margin is primarily the result of an increase in the sales price of handsets effective February 1999, which was designed to limit the subsidization of handset upgrades for existing customers. We generated a negative cellular equipment margin of 80.9% on $.2 million of sales for the three months ended March 31, 1999, as compared to 135.5% on $.2 million of sales for the same period of 1998. This improvement in negative margin is attributable to a continued decrease in the cost of cellular handsets combined with a gradual change in the handset mix, which enabled us to increase sales prices. We expect to continue subsidizing the cost of handsets to consumers for the foreseeable future.

         Operations costs, which include the costs of managing and maintaining our cellular and PCS systems, customer service, credit and collections (including bad debt) and inventory management increased $4.7 million, or 44.8%, for the three months ended March 31, 1999, as compared to the same period of 1998. Substantially all this increase is attributable to the costs of providing customer service to the growing PCS customer base (which includes certain start-up costs associated with our new centralized customer call center in Jacksonville), to maintaining our expanding PCS network and to an increase in the bad debt provision resulting from our expanding PCS customer base.

         Selling and marketing costs increased $8.6 million, or 72.4%, for the three months ended March 31, 1999, as compared to the same period of 1998. PCS selling and marketing costs increased $8.7 million, or 77.1%, which is attributable to continued increases in PCS advertising and marketing costs and the expansion of our sales distribution channels, including increases in headcount, commissions and retail location costs. Cellular selling and marketing costs decreased $.1 million, or 18.3%, which is attributable primarily to reductions in headcount and commissions paid for sale of our goods and services.

         General and administrative costs increased $1.7 million, or 20.5%, for the three months ended March 31,1999, as compared to the same period of 1998. Substantially all of this increase is attributable to PCS general and administrative costs, which increased due to increased headcount and the related facilities costs at our corporate and regional administrative offices and information technology center.

         Depreciation and amortization increased $6.0 million, or 39.3%, for the three months ended March 31, 1999, as compared to the same period of 1998 and consists principally of the depreciation of the PCS and cellular network and the amortization of PCS licenses. Substantially all of the increase is attributable to depreciation associated with the approximately 500 additional PCS cell sites and 40 additional retail stores that we placed in service since March 31, 1998 and amortization associated with our launch of service in the Nashville and Kentucky BTAs during the fourth quarter of 1998.

         Net consolidated interest expense increased $6.0 million, or 27.6%, for the three months ended March 31, 1999, as compared to the same period of 1998. This increase resulted primarily from additional interest expense incurred due to increased funding under our credit facility, which was offset by less interest income due to lesser funds available for investment because of the continued buildout of our PCS network.

         The effective income tax rate for the three months ended March 31, 1999 and 1998 was 0%. We generated a $61.3 million net loss for the three months ended March 31, 1999 and expect to continue to incur operating losses for the foreseeable future. We will not recognize the tax benefit of these operating losses until management determines that it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

         We require significant amounts of capital for funding the operations and expansion of our PCS business. Total capital expenditures, including capital expenditures for information technology and the support of the PCS business, totaled approximately $15 million for the three months ended March 31, 1999. Costs associated with our PCS system buildout include tower sites, leasehold improvements, base station and switch equipment and labor expenses related to construction of sites. We currently estimate that capital expenditures will total approximately $135 million for the remainder of 1999, primarily relating to the continued expansion of our PCS network to satisfy customer needs and competitive requirements, maintenance of our network service quality and billing system functionality and completion of customer service enhancement projects.

         On March 15, 1999, we and five of our wholly-owned subsidiaries entered into an agreement with Crown Castle International Corp. to sell up to 650 towers, related assets and certain liabilities for $275 million in cash. The closing of the sale, which is subject to a number of significant conditions, is expected to occur in the second quarter of 1999.

         On January 5, 1999, we entered into an agreement with Public Service Cellular, Inc. to sell substantially all of our cellular assets for an aggregate purchase price of approximately $89 million. We closed this sale in April 1999. This sale does not include any towers used in our cellular business. We will lease space to Public Service Cellular on these towers and will sell most of these towers to Crown Castle as part of the proposed tower sale noted above.

         Although we currently are unable to predict with certainty the amount of expenditures that may be made beyond 1999, it is possible that we may require additional capital. Sources of additional capital may include vendor financing, cash flow from operations, public and private equity and debt financing and asset dispositions. We may also require additional financing in the event we decide to make acquisitions of additional licenses or businesses. The extent of additional financing required will partially depend on the success of our businesses. We currently have no other sources of income or cash flows other than our cellular (which ended April 30, 1999) and PCS operations and the interest income earned from investing our cash and the proceeds of our previous public and private debt and equity offerings and the sale of our cellular operations. We cannot guarantee that additional financing will be available to us or, if available, that it can be obtained on terms acceptable to us and within the limitations contained in our indentures, credit facility or any future financing arrangements. The restrictions on additional indebtedness under our indentures require us to satisfy specified leverage ratios in order to incur indebtedness; however, they permit us and our subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of inventory or equipment.

         We expect to incur significant operating losses and to generate significant negative cash flow from operating activities in the future while we continue to develop and construct our PCS system and build a PCS customer base. Cash interest will not be payable on our Senior Discount Notes prior to 2001. Our management believes that cash flow from operations may be insufficient to repay our notes or any additional financing that we may obtain in full at maturity and that our notes may need to be refinanced. We cannot guarantee that any such refinancing could be effected successfully or on terms acceptable to us.

         During the three months ended March 31, 1999, we used net cash of $23.4 million for operating activities, as compared to $59.0 million for the same period of 1998. Operating activities for 1999 consisted primarily of $61.3 million of net loss, which was partially offset by $21.3 million of depreciation and amortization and $16.5 million of bond accretion on the senior discount notes.

         Cash used in investing activities was $35.8 million for the three months ended March 31, 1999, as compared to $41.5 million for the same period of 1998. Investing activities for 1999 consisted primarily of capital expenditures totaling $14.7 million, a decrease in accrued construction costs of $11.2 million (both primarily related to the buildout of the PCS system and support systems) and a short-term loan to Eliska Wireless, Inc. of $9.3 million related to the recently-concluded PCS auction.

         Cash provided from financing activities was $6.7 million for the three months ended March 31, 1999, as compared to $15.0 million for the same period of 1998. Financing activities for 1999 consisted primarily of borrowings of $6.5 million under our credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization of certain costs of internal-use software. We adopted SOP 98-1 in January 1999 and it did not have a material impact on our financial statements.

OTHER

         The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use or store dates representing the year as just two digits (e.g., "99" for 1999). On January 1 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar activities.

         In 1998, we established a Year 2000 Task Force consisting of representatives from our network operations, information technology, finance and legal departments to address internal and external Year 2000 issues. The Task Force reports regularly to an executive-level steering committee. To assist the Task Force in its functions, we also engaged an outside consulting firm with expertise in Year 2000 issues relating to the telecommunications industry. With the support of this outside consulting firm, we completed Phase 1 of our Year 2000 compliance program in December 1998, which consisted of assessing internal hardware and software we use for Year 2000 readiness, as well as the state of readiness of outside third parties with whom we have significant relationships (e.g., vendors and suppliers).

         Our assessment of internal systems included our IT systems as well as non-IT systems (which systems contain embedded technology, such as network equipment, HVAC systems and security systems containing microprocessors or other similar circuitry). Throughout Phase 1, we also requested assurances from our major suppliers, including suppliers of network hardware and software and of PCS and cellular telephones, that they are addressing the Year 2000 issue and that the suppliers' products will function properly in the year 2000. In many cases, we are relying on such assurances that new and upgraded software and hardware will be Year 2000 compliant. During Phase 2, we have prepared detailed test plans and have begun to test such third-party products, but cannot be sure that our tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory manner. We also contacted our roaming partners and local exchange carriers that carry and terminate calls on our PCS and cellular networks to determine the extent to which their interfaces with our networks are vulnerable to Year 2000 issues. These actions are intended to help identify and mitigate the possible external impacts of the Year 2000 problem. However, it is impossible to fully assess the potential external consequences on our operations in the event service interruptions occur from suppliers, roaming partners, local exchange carriers and other third parties. We may also be at risk if certain critical infrastructure services providers, such as electricity, water or telephone service providers, experience difficulties that result in disruption of service supplied to us.

         Phase 2 of the Year 2000 compliance program includes development of testing and remediation plans, as well as the implementation of those plans. Once Phase 2 is completed, we should be able to better estimate the potential impacts of Year 2000 noncompliance with respect to our internal systems as well as external third parties with whom we have significant relationships (e.g., vendors and suppliers). Phase 2 of the program is anticipated to be complete in mid-1999.

         We do not believe that the amount of remediation work required for us to address Year 2000 problems will be extensive. Many of our financial and network systems have been implemented in the last few years, and our management believes that this newer equipment and software is generally Year 2000 compliant. However, we plan to conduct necessary Year 2000 readiness testing and to continue to modify some of our existing hardware and software in order for our systems to function properly in the year 2000 and thereafter. At this time, we have not calculated the total estimated cost of addressing Year 2000 issues. Our management believes, however, that such cost will not be material and will be able to be funded through cash on hand. To date, we have incurred and expensed less than $1 million for Phase 1 and Phase 2 activities under our Year 2000 plan, primarily for retainer of outside consultants and assessment activities under the plan.

         We are optimistic that we will not experience a material disruption in our business as a result of Year 2000 problems in our network operations or information processing. We are hopeful that our local exchange carriers and roaming partners have been diligent in their Year 2000 compliance efforts and that no disruption will occur as a result of our interfaces with such entities. Regardless, following Phase 2 of our Year 2000 plan we will develop a contingency plan to provide for continuity of our business operations in the event of unforeseen internal and external Year 2000 problems. Further, as the Year 2000 project continues, we may discover additional Year 2000 problems. For example, we may not be able to develop, implement, or test remediation or contingency plans and may find that the costs of these activities exceed current expectations. If we fail to satisfactorily resolve Year 2000 issues related to our business in a timely manner, we could be exposed to liability from third parties which could have a material adverse effect on our business, financial condition or results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act and the Exchange Act. These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to our intent, belief or current expectations, or that of our directors or officers, with respect to, among other things: (i) our financing plans, including our ability to obtain financing in the future; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy (including our anticipated network buildout) and operating strategy; (iv) our anticipated capital needs and anticipated capital expenditures; (v) the amount of proceeds expected to be received from various transactions; and (vi) projected outcomes and effects of litigation and investigations concerning us. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital, risks associated with the selection of our PCS digital protocol and PCS system implementation, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for our products and services to be commensurate with our management's expectations or past experience, the impact of present or future laws and regulations on our business, changes in operating expenses or the failure of operating and buildout expenses to be consistent with our management's expectations and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in our previous filings with the Securities and Exchange Commission, including the "Risk Factors" section of our Registration Statement on Form S-4 (Registration number (333-31399), as declared effective by the Securities and Exchange Commission on July 31, 1997.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         We believe our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments. We have market risk to the extent of our borrowings under our credit facility because of the variable interest rate on the credit facility. However, our management does not foresee any material prolonged changes in interest rates in the near future. At present, we have no plans to enter into any hedging arrangements with respect to our borrowings.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Powertel's Form 10-K for the year ended December 31, 1998 (as filed with the Securities and Exchange Commission on March 29,
1999) for a discussion of certain legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         We pay a quarterly dividend on our Series E 6.5% Cumulative Convertible Preferred Stock (the "Series E Preferred") and Series F 6.5% Cumulative Convertible Preferred Stock (the "Series F Preferred"). Although the terms of the Series E Preferred and Series F Preferred allow us to pay these dividends in stock or in cash, we are prohibited from paying cash dividends for the foreseeable future because of restrictions contained in our credit facility and the indentures relating to our outstanding bonds. We intend to pay these quarterly dividends in common stock for the foreseeable future. In January 1999, we issued 101,815 shares of our common stock to SCANA Communications, Inc., who owns all of our Series E Preferred, and 101,815 shares of common stock to ITC Wireless, Inc., who owns all of our Series F Preferred, as the quarterly dividends owed on December 15, 1998. Dividends are paid on the Series E Preferred and Series F Preferred at a rate of 6.5% per annum.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS


Exhibit
Number        Exhibit Description
-------       -------------------

 2(a)       * Asset Purchase Agreement dated January 5, 1999, by and among
              Public Service Cellular, Inc., Powertel, Inc., ICEL, Inc. and
              InterCel Licenses, Inc. (Filed as Exhibit 99.1 to Powertel's Form
              8-K dated January 5, 1999 and incorporated herein by reference.)

 2(b)       * Asset Purchase Agreement dated March 15, 1999 by and among
              Crown Castle International Corp., CCP Inc., Powertel Atlanta
              Towers, LLC, Powertel Birmingham Towers, LLC, Powertel
              Jacksonville Towers, LLC, Powertel Kentucky Towers, LLC, Powertel
              Memphis Towers, LLC and Powertel, Inc. (Filed as Exhibit 2(d) to
              Powertel's Annual Report on Form 10-K for the year ended December
              31, 1998 (the "1998 10-K") and incorporated herein by reference.)

 2(c)       * Escrow Agreement dated March 15, 1999 by and among Crown Castle
              International Corp., CCP Inc., Powertel Atlanta Towers, LLC,
              Powertel Birmingham Towers, LLC, Powertel Jacksonville Towers,
              LLC, Powertel Kentucky Towers, LLC, Powertel Memphis Towers, LLC,
              Powertel, Inc. and SunTrust Bank. (Filed as Exhibit 2(e) to the
              1998 10-K and incorporated herein by reference.)

27            Financial Data Schedule (for SEC use only).

--------------------
* Previously filed.

         (B) REPORTS ON FORM 8-K.

         On January 21, 1999, Powertel filed a Current Report on Form 8-K dated January 5, 1999 which reported events under Item 5 (Other Events) in connection with the execution of an asset purchase agreement with respect to the sale of all of Powertel's assets related to its cellular telephone operations in Georgia and Alabama.

         On March 17, 1999, Powertel filed a Current Report on Form 8-K dated March 15, 1999 which reported events under Item 5 (Other Events) in connection with the execution of an asset purchase agreement with respect to the sale of certain of its tower assets.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                           POWERTEL, INC.



May 14, 1999               /s/ Allen E. Smith
                           ----------------------------------------------------
                           Allen E. Smith
                           President and Chief Executive Officer




May 14, 1999               /s/ Fred G. Astor, Jr.
                           ----------------------------------------------------
                           Fred G. Astor, Jr.
                           Executive Vice President and Chief Financial Officer
                           (Chief Accounting Officer)