Form 10-Q
period 1999-06-30
POWERTEL INC /DE/
filed 1999-08-12
CIK 876318

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _____________, 19__.



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



         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                      Outstanding at August 10, 1999

       Common Stock, $0.01 par value                   27,799,855


================================================================================

                                 POWERTEL, INC.

                               INDEX TO FORM 10-Q

                                                                                                   PAGE
                                                                                                   ----

PART I                   FINANCIAL INFORMATION

            Item 1.      Financial Statements.............................................           3

                         Condensed Consolidated Balance Sheets as of
                           June 30, 1999 and December 31, 1998............................           3

                         Condensed Consolidated Statements of Operations for the
                           Three Months and Six Months ended June 30, 1999 and
                           1998...........................................................           4

                         Condensed Consolidated Statements of Cash Flows for the
                           Six Months ended June 30, 1999 and 1998........................           5

                         Condensed Notes to Consolidated Financial Statements.............           6

            Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations............................           8

            Item 3.      Quantitative and Qualitative Disclosure About Market
                             Risks........................................................          19

PART II                  OTHER INFORMATION

            Item 1.      Legal Proceedings................................................          20

            Item 2.      Changes in Securities and Use of Proceeds........................          20

            Item 4.      Submission of Matters to a Vote of Security Holders..............          20

            Item 6.      Exhibits and Reports on Form 8-K.................................          21

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 POWERTEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,         DECEMBER 31,
                                                                         1999               1998
                                                                     -----------        -----------
                                                                         (DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)

                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ....................................    $   450,306        $   204,787
   Restricted cash for payment of interest ......................         32,393             33,375
   Accounts receivable, net of allowance for doubtful accounts...         33,808             28,726
   Inventories ..................................................         13,353             20,683
   Prepaid expenses and other ...................................         15,324              9,248
                                                                     -----------        -----------
                                                                         545,184            296,819
                                                                     -----------        -----------

PROPERTY AND EQUIPMENT, AT COST .................................        654,969            749,614
   Less: accumulated depreciation ...............................       (121,226)          (107,210)
                                                                     -----------        -----------
                                                                         533,743            642,404
                                                                     -----------        -----------
OTHER ASSETS:
   Licenses, net ................................................        405,723            407,998
   Restricted cash for payment of interest ......................             --             14,343
   Deferred charges and other, net ..............................         17,786             19,014
                                                                     -----------        -----------
                                                                         423,509            441,355
                                                                     -----------        -----------

       Total assets .............................................    $ 1,502,436        $ 1,380,578
                                                                     ===========        ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable -- trade ....................................    $    11,248        $    14,633
   Accrued taxes other than income ..............................         15,645              6,261
   Advance billings and customer deposits .......................          8,216              7,898
   Accrued construction costs ...................................          5,541             17,807
   Accrued interest .............................................          2,781              2,781
   Accrued other ................................................         20,262             20,529
   Current portion of long-term obligations .....................             51                 49
                                                                     -----------        -----------
                                                                          63,744             69,958
                                                                     -----------        -----------

LONG-TERM OBLIGATIONS:
   12% Senior Discount Notes due February 2006 ..................        292,048            275,069
   12% Senior Discount Notes due May 2006 .......................        290,857            274,393
   11.125% Senior Notes due June 2007 ...........................        300,000            300,000
   Credit facility ..............................................        265,000            258,532
   Deferred gain on sale-leaseback ..............................         84,817                 --
   Other ........................................................             50                 76
                                                                     -----------        -----------
                                                                       1,232,772          1,108,070
                                                                     -----------        -----------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE CONVERTIBLE, REDEEMABLE
   PREFERRED STOCK ..............................................        152,219            152,219
                                                                     -----------        -----------

STOCKHOLDERS' EQUITY:
   Preferred stock ..............................................              3                  3
   Common stock .................................................            278                273
   Paid-in capital ..............................................        486,848            479,876
   Accumulated deficit ..........................................       (431,965)          (428,774)
   Deferred compensation ........................................         (1,118)              (702)
   Treasury stock, at cost ......................................           (345)              (345)
                                                                     -----------        -----------
                                                                          53,701             50,331
                                                                     -----------        -----------

       Total liabilities and stockholders' equity ...............    $ 1,502,436        $ 1,380,578
                                                                     ===========        ===========


  The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                 -------------------------   -------------------------
                                                                    1999          1998          1999          1998
                                                                 -----------   -----------   -----------   -----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

REVENUES AND SALES:
   Postpaid revenues.......................................      $    41,197   $    31,429   $    81,270   $    57,653
   Roaming revenues........................................            2,369         2,619         5,265         4,805
   Prepaid revenues........................................           11,491            --        20,230            --
   Other revenues..........................................            2,595         1,769         4,755         3,436
                                                                 -----------   -----------   -----------   -----------
     Total service revenues................................           57,652        35,817       111,520        65,894
   Equipment sales.........................................            6,304         4,962        14,422        11,608
                                                                 -----------   -----------   -----------   -----------
     Total revenues and sales..............................           63,956        40,779       125,942        77,502
                                                                 -----------   -----------   -----------   -----------


OPERATING EXPENSES:
   Cost of services........................................           13,341        10,372        26,722        19,921
   Cost of equipment sales.................................           16,146        12,585        31,578        30,010
   Operations..............................................           16,762        14,028        31,819        24,426
   Selling and marketing...................................           21,936        13,350        42,481        25,265
   General and administrative..............................           10,132         8,662        19,926        16,792
   Depreciation............................................           19,953        13,597        38,730        26,532
   Amortization............................................            2,541         2,389         5,111         4,781
                                                                 -----------   -----------   -----------   -----------
     Total operating expenses..............................          100,811        74,983       196,367       147,727
                                                                 -----------   -----------   -----------   -----------

OPERATING LOSS.............................................          (36,855)      (34,204)      (70,425)      (70,225)
                                                                 -----------   -----------   -----------   -----------

OTHER (INCOME) EXPENSE:
   Interest expense, net...................................           27,347        23,660        55,194        45,492
   Gain on sale of assets..................................         (127,161)           --      (127,161)           --
   Miscellaneous income....................................              (38)          (56)         (142)         (219)
                                                                 -----------   -----------   -----------   -----------
     Total other (income) expense..........................          (99,852)       23,604       (72,109)       45,273
                                                                 -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES..........................           62,997       (57,808)        1,684      (115,498)
INCOME TAX PROVISION.......................................               --            --            --            --
                                                                 -----------   -----------   -----------   -----------

NET INCOME (LOSS)..........................................           62,997       (57,808)        1,684      (115,498)
DIVIDENDS ON CUMULATIVE CONVERTIBLE,
   REDEEMABLE PREFERRED STOCK..............................           (2,438)         (180)       (4,875)         (180)
                                                                 ------------  ------------  ------------  -----------

NET INCOME (LOSS) AVAILABLE TO COMMON
   STOCKHOLDERS............................................      $    60,559   $   (57,988)  $    (3,191)  $  (115,678)
                                                                 ===========   ===========   ===========   ===========

PER SHARE DATA:
   BASIC INCOME (LOSS) PER COMMON SHARE....................      $      2.19   $     (2.15)  $     (0.12)  $     (4.29)
                                                                 ===========   ===========   ===========   ===========

   DILUTED INCOME (LOSS) PER COMMON SHARE..................      $      1.22   $     (2.15)  $     (0.12)  $     (4.29)
                                                                 ===========   ===========   ===========   ===========
   WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING -- BASIC................           27,594        26,982        27,507        26,968
                                                                 ===========   ===========   ===========   ===========
   WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING --
     DILUTED..............................................            49,631        26,982        27,507        26,968
                                                                 ===========   ===========   ===========   ===========


  The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   ---------------------------
                                                                                     1999              1998
                                                                                   ---------         ---------
                                                                                     (DOLLARS IN THOUSANDS)

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss) .........................................................        $   1,684         $(115,498)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Gain on sale of subsidiary, net ......................................          (79,312)               --
     Realized gain on sale-leaseback, net .................................          (47,849)               --
     Depreciation and amortization ........................................           43,841            31,313
     Bond accretion .......................................................           33,443            28,756
     Other ................................................................              763             1,502
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable .........................           (8,724)           10,983
       Decrease (increase) in inventories .................................            7,018           (18,671)
       Decrease (increase) in other assets ................................            1,003            (1,746)
       Decrease in accounts payable and accrued expenses ..................           (6,923)          (35,653)
       Increase in advance billings and customer deposits .................              961             1,525
                                                                                   ---------         ---------
           Net cash used in operating activities ..........................          (54,095)          (97,489)
                                                                                   ---------         ---------

CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
   Proceeds from sale-leaseback ...........................................          261,501                --
   Proceeds from sale of subsidiary .......................................           89,339                --
   Capital expenditures ...................................................          (52,192)          (74,202)
   Liquidation of short-term investments ..................................           15,325            14,430
   Decrease in accrued construction costs .................................          (12,266)          (14,803)
   Short-term notes receivable ............................................           (7,140)               --
   Microwave relocation costs .............................................           (2,836)             (549)
                                                                                   ---------         ---------
           Net cash provided from (used in) investing activities ..........          291,731           (75,124)
                                                                                   ---------         ---------

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net ................................            1,439               187
   Borrowings under credit facility .......................................            6,468            42,851
   Proceeds from sale of cumulative convertible, redeemable preferred
     stock, net ...........................................................               --           149,651
   Other, net .............................................................              (24)              145
                                                                                   ---------         ---------
           Net cash provided from financing activities ....................            7,883           192,834
                                                                                   ---------         ---------

NET INCREASE IN CASH ......................................................          245,519            20,221

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................          204,787           326,954
                                                                                   ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................        $ 450,306         $ 347,175
                                                                                   =========         =========



  The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

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

3. The Company classifies its operations into two business segments: PCS and cellular. Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense. Intersegment revenues are not material. Summarized financial information by business segment is as follows (in millions):

                                                                  THREE MONTHS ENDED JUNE 30,
                                           -----------------------------------------------------------------------
                                                        1999                                     1998
                                           -------------------------------         -------------------------------
                                            PCS      CELLULAR(A)    TOTALS          PCS       CELLULAR      TOTALS
                                           ------    -----------    ------         ------     --------      ------
                                                                         (UNAUDITED)

          Revenues and sales............   $ 62.0       $ 2.0       $ 64.0         $ 35.7       $5.1        $ 40.8
          Operating (loss) income.......    (37.9)        1.0        (36.9)         (36.4)       2.2         (34.2)
          Net (loss) income ............    (17.4)       80.4         63.0          (60.0)       2.2         (57.8)


                                                                  SIX MONTHS ENDED JUNE 30,
                                           -----------------------------------------------------------------------
                                                         1999                                   1998
                                           -------------------------------      ----------------------------------
                                            PCS      CELLULAR(A)    TOTALS           PCS      CELLULAR     TOTALS
                                           ------    -----------    ------         -------    --------     -------
                                                                         (UNAUDITED)

          Revenues and sales............   $118.9       $ 7.0       $125.9         $  67.9      $9.6       $  77.5
          Operating (loss) income.......    (74.0)        3.6        (70.4)          (74.0)      3.8         (70.2)
          Net (loss) income ............    (81.2)       82.9          1.7          (119.3)      3.8        (115.5)


----------------
         (a) The Company sold its cellular operations in April 1999. See Note 4 below.

4. On April 30, 1999, pursuant to an Asset Purchase Agreement dated January 5, 1999, the Company and certain of its wholly-owned subsidiaries sold to Public Service Cellular, Inc. ("PSC") substantially all of the assets and FCC licenses of the Company relating to its cellular telephone operations in eastern Alabama and western Georgia for $89 million. The transaction constituted the sale of all of the Company's cellular telephone operations. At closing, PSC paid the Company $83.1 million in cash (including reimbursement for certain capital expenditures of $.3 million) and paid $6.2 million into escrow, which will be released as set forth in the agreement. The sale resulted in a $79.3 million gain to the Company.

         The following unaudited pro forma condensed consolidated statements of operations (in millions, except per share data) assume the sale occurred at the beginning of each period presented. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                              -------------------         -------------------
                                                               1999         1998           1999        1998
                                                              ------       ------         ------      -------

          Revenues and sales................................  $ 62.0       $ 35.7         $118.9      $  67.9
          Net loss before dividends.........................   (17.4)       (60.0)         (81.2)      (119.3)
          Basic and diluted loss per common share...........  $ (.63)      $(2.22)        $(2.95)     $ (4.42)


5. On June 2, 1999, pursuant to an Asset Purchase Agreement dated March 15, 1999, the Company sold to Crown Castle PT Inc., a wholly-owned subsidiary of Crown Castle International Corp. ("CCI"), 619 of its wireless transmission towers, related assets and certain liabilities for $261.5 million (the "Sale"). In connection with the sale, the Company entered into master lease agreements with CCI to lease space on these towers for a monthly rent of $1,800 per tower for an initial lease term of ten years, with three five-year renewal periods at the option of the Company. The transaction was recorded as a sale-leaseback. Accordingly, $85.5 million of the total gain on sale of $133.3 million was deferred and will be amortized over the initial lease term of ten years as a reduction of tower rent expense. The unamortized portion of the deferred gain is recorded as a long-term obligation in the accompanying condensed consolidated balance sheets.

         Following the closing of this sale, the Company and CCI entered into a binding letter agreement that contemplates, subject to certain conditions, the Company will sell an additional 31 towers to CCI for approximately $13 million. This transaction is expected to close in the fourth quarter of 1999. This letter agreement also contemplates a build-to-suit tower construction contract between the Company and CCI, subject to CCI's right of first refusal, for 40 towers to be constructed prior to December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Powertel provides PCS services in the southeastern United States under the name "Powertel." Our PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.4 million people. We hold licenses to serve the Atlanta, Georgia MTA, the Jacksonville, Florida MTA, the Memphis, Tennessee/Jackson, Mississippi MTA and the Birmingham, Alabama MTA and 13 BTAs in Kentucky and Tennessee. We hold 30 MHz of spectrum licensed for PCS in the MTA Markets, and we hold 20 MHz of spectrum licensed for PCS in all of the BTA Markets except for the Knoxville, Tennessee BTA, where we hold a license for 10 MHz of spectrum. We have one of the largest contiguous licensed PCS footprints in the southeastern United States. We introduced our PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, have launched our PCS services in a total of 34 markets in the Southeast. As of June 30, 1999, we had approximately 292,000 postpaid PCS subscribers and 90,000 prepaid PCS subscribers.

         On April 30, 1999, we sold substantially all of our cellular telephone assets to Public Service Cellular, Inc. for $89 million. Prior to that sale, we provided cellular telephone service in contiguous portions of eastern Alabama and western Georgia under the name "InterCel."

         On June 2, 1999, we sold 619 of our towers, related assets and liabilities to a subsidiary of Crown Castle International Corp. for $261.5 million in cash. In connection with this sale, we agreed to lease space on these towers for a period of ten years, with three five-year renewal periods that we may exercise at our option. Following the closing of this sale, we and Crown Castle entered into a binding letter agreement that contemplates, subject to certain conditions, us selling an additional 31 towers to Crown Castle for approximately $13 million. We expect to close this transaction in the fourth quarter of 1999. This letter agreement also contemplates a build-to-suit construction contract between Crown Castle and us, subject to Crown Castle's right of first refusal, for 40 tower sites to be constructed prior to December 31, 2000.

         We had net income of $63 million for the three months ended June 30, 1999, as a result of the gain on sale of our cellular operations and towers noted above. However, exclusive of this gain, we incurred an operating loss of $36.9 million for this same period as a result of the significant costs required to build out and maintain our PCS system, the hiring and management of required personnel to operate our business and market our services, the subsidization of handsets to our customers and the depreciation of PCS equipment and amortization of the PCS licenses. We expect to continue incurring operating losses during the remainder of 1999 and thereafter as we continue to build out our PCS system, develop our customer base and subsidize the cost of handsets to our customers.

         Average revenues per subscriber in the wireless industry have declined during recent quarters and are expected to continue to gradually decline in the future. We believe this downward trend is the result of the continued addition of lower usage customers who utilize wireless service for personal convenience, security or as backup for their traditional landline telephones as well as intensified price competition within the wireless industry. We believe the effects of these trends on our earnings will be mitigated by a corresponding increase in the number of wireless subscribers and our continued focus on strategies designed to encourage increased usage among our customers.

         Minimizing customer attrition, or "churn," remains a challenge as the subscriber base grows and competition intensifies. We generated an average monthly postpaid PCS churn rate of 2.8% for the three months ended June 30, 1999. We believe our continued improvement in our postpaid PCS churn rate is the result of more focused collections efforts, stricter credit evaluation policies, implementation of fraud prevention tools, a proactive customer retention program, the introduction of alternative methods of payment, and the availability of prepaid service offerings. Despite these efforts, we expect that ongoing postpaid PCS churn rates could be higher than historical cellular churn rates as more competitors and competitive services continue to enter the marketplace. Additionally, the ability of PCS subscribers to activate service via the phone ("over the air activation") without any face-to-face contact with our representatives increases our susceptibility to subscription fraud, which ultimately results in churn.

         Powertel is a member of the GSM Alliance, a consortium of PCS carriers who offer GSM-based PCS service throughout North America. All members of the Alliance have executed roaming agreements with each other, which allow GSM customers to roam throughout many major metropolitan areas in the United States and Canada. Additionally, we have signed several international roaming agreements and expect to sign numerous others with international GSM carriers to facilitate international roaming.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         The following table reflects the composition of our cellular and PCS service revenue and equipment sales and related gross margins, as well as overall operating and other costs and margins. Our historical results of operations, particularly in view of the sale of our cellular telephone assets and the start-up costs associated with our PCS business, will not be comparable with future periods.

                                                                        THREE MONTHS ENDED JUNE 30,
                                              ----------------------------------------------------------------------------
                                                              1999                                   1998
                                              -------------------------------------    -----------------------------------
                                                                          COMBINED                               COMBINED
                                                                          CELLULAR                               CELLULAR
                                                                             AND                                    AND
                                              CELLULAR         PCS           PCS       CELLULAR       PCS           PCS
                                              ---------     ---------     ---------    --------    ---------     ---------
                                                                          (DOLLARS IN THOUSANDS)
                                                                                (UNAUDITED)

SERVICE REVENUE & COST ANALYSIS:
Service revenues:
   Postpaid revenues .....................    $     979     $  40,218     $  41,197     $ 2,872    $  28,557     $  31,429
   Roaming revenues ......................          833         1,536         2,369       1,766          853         2,619
   Prepaid revenues ......................           --        11,491        11,491          --           --            --
   Other revenues ........................           72         2,523         2,595         224        1,545         1,769
                                              ---------     ---------     ---------     -------    ---------     ---------
     Total service revenues ..............        1,884        55,768        57,652       4,862       30,955        35,817
Cost of services .........................          153        13,188        13,341         496        9,876        10,372
                                              ---------     ---------     ---------     -------    ---------     ---------
   Gross margin ..........................    $   1,731     $  42,580     $  44,311     $ 4,366    $  21,079     $  25,445
                                              =========     =========     =========     =======    =========     =========

EQUIPMENT SALES & COST ANALYSIS:
Equipment sales ..........................    $      80     $   6,224     $   6,304     $   194    $   4,768     $   4,962
Cost of equipment sales ..................          171        15,975        16,146         406       12,179        12,585
                                              ---------     ---------     ---------     -------    ---------     ---------
   Gross margin ..........................    $     (91)    $  (9,751)    $  (9,842)    $  (212)   $  (7,411)    $  (7,623)
                                              =========     =========     =========     =======    =========     =========

OPERATING MARGIN ANALYSIS:
Total revenues and sales .................    $   1,964     $  61,992     $  63,956     $ 5,056    $  35,723     $  40,779
                                              ---------     ---------     ---------     -------    ---------     ---------

Operating expenses:
   Cost of services and equipment sales...          324        29,163        29,487         902       22,055        22,957
   Operations ............................          139        16,623        16,762         464       13,564        14,028
   Selling and marketing .................          177        21,759        21,936         528       12,822        13,350
   General and administrative ............          135         9,997        10,132         488        8,174         8,662
   Depreciation ..........................          131        19,822        19,953         443       13,154        13,597
   Amortization ..........................           --         2,541         2,541          --        2,389         2,389
                                              ---------     ---------     ---------     -------    ---------     ---------
     Total operating expenses ............          906        99,905       100,811       2,825       72,158        74,983
                                              ---------     ---------     ---------     -------    ---------     ---------
Operating income (loss) ..................    $   1,058     $ (37,913)      (36,855)    $ 2,231    $ (36,435)      (34,204)
                                              =========     =========                   =======    =========
Interest expense, net ....................                                   27,347                                 23,660
Gain on sale of assets ...................                                 (127,161)                                    --
Miscellaneous income .....................                                      (38)                                   (56)
                                                                          ---------                              ---------
Income (loss) before income taxes ........                                   62,997                                (57,808)
Income tax provision .....................                                       --                                     --
                                                                          ---------                              ---------
     Net income (loss) ...................                                $  62,997                              $ (57,808)
                                                                          =========                              =========

OTHER SUPPLEMENTAL DATA:
Subscribers at end of period .............           --       382,309       382,309      27,529      181,431       208,960
Capital expenditures .....................    $      30     $  37,420     $  37,450     $   245    $  39,212     $  39,457

         The following discussion reflects the results of operations for our PCS and cellular lines of business. All general corporate costs have been allocated to those lines of business based on management's estimates of actual expenses incurred related to such lines of business. We sold substantially all of our cellular telephone assets on April 30, 1999.

         Postpaid PCS service revenues increased $11.7 million, or 40.8%, for the three months ended June 30, 1999 as compared to the same period of 1998. This increase is the result of our continued PCS subscriber growth and our launch of eight new PCS markets since the second quarter of 1998. Our postpaid PCS subscribers grew to approximately 292,000 at June 30, 1999, from approximately 181,000 at June 30, 1998, of which approximately 22,000 net postpaid PCS subscribers were added during the three months ended June 30, 1999.

         The average monthly service revenue ("RPU") per postpaid PCS subscriber decreased to $48.30 for the three months ended June 30, 1999 as compared to $56.11 for the same period of 1998. We have experienced a gradual reduction in RPU per postpaid PCS subscriber because new customers tend to choose lower fixed-rate plans and because of intense price competition among wireless carriers, which we believe are trends consistent throughout the wireless industry. During 1999, we are offering wireless rate plans with more bundled airtime and toll minutes and additional enhanced services and features in an effort to stimulate increased usage among our customers and thus generate additional incremental revenues. We anticipate a marginal decline in our RPU per postpaid PCS subscriber in future periods due primarily to our continued focus on improving our mix of rate plans and services.

         PCS roaming revenues (including roaming long distance) increased $.7 million, or 80.1%, for the three months ended June 30, 1999 as compared to the same period of 1998. This increase is due primarily to an increase in the number of roamers and usage per roamer, which is the result of continued market penetration by the PCS industry as a whole.

         We generated $11.5 million in prepaid PCS service revenues for the three months ended June 30, 1999 as compared to $0 for the same period of 1998, which is attributable to the introduction of our intelligent network-based prepaid service alternative in September 1998. RPU per prepaid PCS subscriber was $51.05 for the three months ended June 30, 1999.

         Other service revenues, which include activation fees, fees from enhanced services, co-location revenue and interconnection fees billed to local exchange carriers for connections to our PCS network, increased $.8 million, or 46.7%, for the three months ended June 30, 1999 as compared to the same period of 1998. This increase is due primarily to the re-introduction of activation fees in 1999, which were waived for a substantial portion of new activations for the same period of 1998.

         Cost of services includes the cost of interconnection with local exchange carrier facilities, direct cell site costs (e.g., property taxes and insurance, site lease costs and electric utilities), roaming validation (provided by a third-party clearinghouse), long distance toll costs and supplementary services (such as voice mail). PCS cost of services increased $3.3 million, or 33.5%, for the three months ended June 30, 1999 as compared to the same period of 1998. This increase primarily reflects costs related to the approximately 470 additional cell sites we placed in service since June 30, 1998, as well as increased interconnection and toll costs related to increased traffic on our expanding PCS network.

         We generated a negative PCS equipment margin of 156.7% on $6.2 million of sales during the three months ended June 30, 1999 as compared to 155% on $4.8 million of sales for the same period of 1998. We offered several handsets at special promotional prices during both quarters in an effort to stimulate sales during a traditionally slow season of the year. We expect to continue subsidizing the cost of handsets to consumers for the foreseeable future.

         PCS operations costs, which include the costs of managing and maintaining our PCS system, customer service, credit and collections (including bad debt) and inventory management increased $3.1 million, or 22.6%, for the three months ended June 30, 1999 as compared to the same period of 1998. Substantially all of this increase is attributable to the costs of providing customer service to the growing PCS customer base (which includes certain start-up and initial operating costs associated with our new centralized customer call center in Jacksonville) and the costs of maintaining our expanding PCS network.

         PCS selling and marketing costs increased $8.9 million, or 69.7%, for the three months ended June 30, 1999 as compared to the same period of 1998. Substantially all of this increase is attributable to continued increases in advertising and marketing costs and the expansion of our sales distribution channels, including increases in headcount, commissions and retail location costs.

         PCS general and administrative costs increased $1.8 million, or 22.3%, for the three months ended June 30, 1999 as compared to the same period of 1998. Substantially all of this increase is attributable to increased headcount and facilities costs at our corporate and regional administrative offices and information technology center.

         Depreciation and amortization increased $6.5 million, or 40.7%, for the three months ended June 30, 1999 as compared to the same period of 1998 and consists principally of the depreciation of the PCS network and the amortization of PCS licenses. Substantially all of the increase is attributable to depreciation associated with the approximately 470 additional PCS cell sites that we placed in service since June 30, 1998, as well as depreciation of computer systems and infrastructure costs required to manage the administrative functions of our business.

         Net consolidated interest expense increased $3.7 million, or 15.6%, for the three months ended June 30, 1999 as compared to the same period of 1998. This increase in interest expense resulted primarily from increased borrowing under our credit facility and an increase in bond accretion.

         We recorded a gain on sale of assets of $127.1 million for the three months ended June 30, 1999 as compared to $0 for the same period of 1998. In April we sold our cellular telephone operations for $89 million, which resulted in a gain of $79.3 million. In June we sold 619 of our wireless transmission towers for $261.5 million, which resulted in a total gain of $133.3 million. The sale was recorded as a sale-leaseback. Accordingly, $85.5 million of the gain was deferred and will be amortized over the initial lease term of ten years as a reduction of tower rent expense.

         The effective income tax rate for the three months ended June 30, 1999 and 1998 was 0%. We generated net income of $63 million for the three months ended June 30, 1999 due to the asset sales. However, we have accumulated substantial net loss carryforwards for tax purposes and expect to incur a net loss for 1999 and beyond. We will not recognize the tax benefit of these losses until management determines that it is more likely than not that such benefit is realizable.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         The following table reflects the composition of our cellular and PCS service revenue and equipment sales and related gross margins, as well as overall operating and other costs and margins. Our historical results of operations, particularly in view of the sale of our cellular telephone assets and the start-up costs associated with our PCS business, will not be comparable with future periods.

                                                                         SIX MONTHS ENDED JUNE 30,
                                              ------------------------------------------------------------------------------
                                                               1999                                    1998
                                              -------------------------------------     ------------------------------------
                                                                          COMBINED                                 COMBINED
                                                                          CELLULAR                                 CELLULAR
                                                                             AND                                      AND
                                              CELLULAR         PCS           PCS        CELLULAR        PCS           PCS
                                              ---------     ---------     ---------     --------     ---------     ---------
                                                                          (DOLLARS IN THOUSANDS)
                                                                                (UNAUDITED)

SERVICE REVENUE & COST ANALYSIS:
Service revenues:
   Postpaid revenues .....................    $   3,791     $  77,479     $  81,270     $  5,710     $  51,943     $  57,653
   Roaming revenues ......................        2,597         2,668         5,265        3,119         1,686         4,805
   Prepaid revenues ......................           --        20,230        20,230           --            --            --
   Other revenues ........................          304         4,451         4,755          367         3,069         3,436
                                              ---------     ---------     ---------     --------     ---------     ---------
     Total service revenues ..............        6,692       104,828       111,520        9,196        56,698        65,894
Cost of services .........................          564        26,158        26,722          944        18,977        19,921
                                              ---------     ---------     ---------     --------     ---------     ---------
   Gross margin ..........................    $   6,128     $  78,670     $  84,798     $  8,252     $  37,721     $  45,973
                                              =========     =========     =========     ========     =========     =========

EQUIPMENT SALES & COST ANALYSIS:
Equipment sales ..........................    $     316     $  14,106     $  14,422     $    394     $  11,214     $  11,608
Cost of equipment sales ..................          598        30,980        31,578          877        29,133        30,010
                                              ---------     ---------     ---------     --------     ---------     ---------
   Gross margin ..........................    $    (282)    $ (16,874)    $ (17,156)    $   (483)    $ (17,919)    $ (18,402)
                                              =========     =========     =========     ========     =========     =========

OPERATING MARGIN ANALYSIS:
Total revenues and sales .................    $   7,008     $ 118,934     $ 125,942     $  9,590     $  67,912     $  77,502
                                              ---------     ---------     ---------     --------     ---------     ---------

Operating expenses:
   Cost of services and equipment sales...        1,162        57,138        58,300        1,821        48,110        49,931
   Operations ............................          576        31,243        31,819          928        23,498        24,426
   Selling and marketing .................          658        41,823        42,481        1,117        24,148        25,265
   General and administrative ............          537        19,389        19,926          916        15,876        16,792
   Depreciation ..........................          521        38,209        38,730          969        25,563        26,532
   Amortization ..........................           --         5,111         5,111           --         4,781         4,781
                                              ---------     ---------     ---------     --------     ---------     ---------
     Total operating expenses ............        3,454       192,913       196,367        5,751       141,976       147,727
                                              ---------     ---------     ---------     --------     ---------     ---------
Operating income (loss) ..................    $   3,554     $ (73,979)      (70,425)    $  3,839     $ (74,064)      (70,225)
                                              =========     =========                   ========     =========
Interest expense, net ....................                                   55,194                                   45,492
Gain on sale of assets ...................                                 (127,161)                                      --
Miscellaneous income .....................                                     (142)                                    (219)
                                                                          ---------                                ---------
Income (loss) before income taxes ........                                    1,684                                 (115,498)
Income tax provision .....................                                       --                                       --
                                                                          ---------                                ---------
     Net income (loss) ...................                                $   1,684                                $(115,498)
                                                                          =========                                =========

OTHER SUPPLEMENTAL DATA:
Subscribers at end of period .............           --       382,309       382,309       27,529       181,431       208,960
Capital expenditures .....................    $     326     $  51,866     $  52,192     $    886     $  73,316     $  74,202

         The following discussion reflects the results of operations for our PCS and cellular lines of business. All general corporate costs have been allocated to those lines of business based on management's estimates of actual expenses incurred related to such lines of business. We sold substantially all of our cellular telephone assets on April 30, 1999.

         Postpaid PCS service revenues increased $25.5 million, or 49.2%, for the six months ended June 30, 1999 as compared to the same period of 1998. This increase is the result of our continued PCS subscriber growth and our launch of eight new PCS markets since the second quarter of 1998. Our postpaid PCS subscribers grew to approximately 292,000 at June 30, 1999, from approximately 181,000 at June 30, 1998, of which approximately 38,000 net postpaid PCS subscribers were added during the six months ended June 30, 1999.

         The RPU per postpaid PCS subscriber decreased to $47.86 for the six months ended June 30, 1999, as compared to $56.79 for the same period of 1998. We have experienced a gradual reduction in RPU per postpaid PCS subscriber because new customers tend to choose lower fixed-rate plans and because of intense price competition among wireless carriers, which we believe are trends consistent throughout the wireless industry. During 1999, we are offering wireless rate plans with more bundled airtime and toll minutes and additional enhanced services and features in an effort to stimulate increased usage among our customers and thus generate additional incremental revenues. We anticipate a marginal decline in our RPU per postpaid PCS subscriber in future periods due primarily to our continued focus on improving our mix of rate plans and services.

         The RPU per postpaid cellular subscriber decreased to $33.17 for the six months ended June 30, 1999 as compared to $37.37 for the same period of 1998. As previously noted, this decrease reflects increased price competition among wireless carriers, which prompted us to offer cellular rate plans with more bundled airtime minutes.

         PCS roaming revenues (including roaming long distance) increased $1 million, or 58.2%, for the six months ended June 30, 1999 as compared to the same period of 1998. This increase is due primarily to an increase in the number of roamers and usage per roamer, which is the result of continued market penetration by the PCS industry as a whole.

         We generated $20.2 million in prepaid PCS service revenues for the six months ended June 30, 1999, as compared to $0 for the same period of 1998, which is attributable to the introduction of our intelligent network-based prepaid service alternative in September 1998. RPU per prepaid PCS subscriber was $52.22 for the six months ended June 30, 1999.

         Other service revenues, which include activation fees, fees from enhanced services, co-location revenue and interconnection fees billed to local exchange carriers for connections to our PCS and cellular networks, increased $1.3 million, or 38.4%, for the six months ended June 30, 1999 as compared to the same period of 1998. This increase is due primarily to our concentrated efforts to secure tenants for co-location on our towers prior to the sale of these towers. In February 1999 we also re-introduced activation fees, which were waived for a portion of the six months ended June 30, 1998.

         Cost of services includes the cost of interconnection with local exchange carrier facilities, direct cell site costs (e.g., property taxes and insurance, site lease costs and electric utilities), PCS and cellular roaming validation (provided by a third-party clearinghouse), long distance toll costs and supplementary services (such as voice mail). PCS cost of services increased $7.2 million, or 37.8%, for the six months ended June 30, 1999, as compared to the same period of 1998. This increase primarily reflects costs related to the approximately 470 additional cell sites we placed in service since June 30, 1998, as well as increased interconnection and toll costs related to increased traffic on our expanding PCS network.

         We generated a negative PCS equipment margin of 120% on $14.1 million of sales during the six months ended June 30, 1999, as compared to 160% on $11.2 million of sales for the same period of 1998. The improvement in negative PCS equipment margin is primarily attributable to an increase in the sales price of handsets effective February 1999, which reflects our desire to limit the subsidization of handset upgrades for existing customers, combined with a continued decline in the cost of these handsets. We generated a negative cellular equipment margin of 89.2% on $.3 million of sales for the six months ended June 30, 1999, as compared to 123% on $.4 million of sales for the same period of 1998. As previously noted, this improvement in negative margin is attributable to a continued decrease in the cost of cellular handsets combined with a gradual change in the handset mix, which enabled us to increase sales prices. We expect to continue subsidizing the cost of handsets to consumers for the foreseeable future.

         Operations costs, which include the costs of managing and maintaining our cellular and PCS systems, customer service, credit and collections (including bad debt) and inventory management increased $7.4 million, or 30.3%, for the six months ended June 30, 1999, as compared to the same period of 1998. Substantially all of this increase is attributable to the costs of providing customer service to the growing PCS customer base (which includes certain start-up and initial operating costs associated with our new centralized customer call center in Jacksonville) and the costs of maintaining the expanding PCS network.

         Selling and marketing costs increased $17.2 million, or 68.1%, for the six months ended June 30, 1999 as compared to the same period of 1998. Substantially all of this increase is attributable to continued increases in PCS advertising and marketing costs and the expansion of our sales distribution channels, including increases in headcount, commissions and retail location costs.

         General and administrative costs increased $3.1 million, or 18.7%, for the six months ended June 30, 1999 as compared to the same period of 1998. Substantially all of this increase is attributable to increased headcount and the related facilities costs at our corporate and regional administrative offices and information technology center.

         Depreciation and amortization increased $12.5 million, or 40%, for the six months ended June 30, 1999 as compared to the same period of 1998 and consists principally of the depreciation of the PCS and cellular network and the amortization of PCS licenses. Substantially all of the increase is attributable to depreciation associated with the approximately 470 additional PCS cell sites that we placed in service since June 30, 1998, as well as depreciation of computer systems and infrastructure costs required to manage the administrative functions of our business.

         Net consolidated interest expense increased $9.7 million, or 21.3%, for the six months ended June 30, 1999 as compared to the same period of 1998. This increase in net interest expense resulted primarily from increased borrowing under our credit facility, and increase in our bond accretion and a decrease in interest income due to lower cash balances available for investment because of the continued buildout of the PCS network.

         We recorded a gain on sale of assets of $127.1 million for the six months ended June 30, 1999 as compared to $0 for the same period of 1998. In April we sold our cellular telephone operations for $89 million, which resulted in a gain of $79.3 million. In June we sold 619 of our wireless transmission towers for $261.5 million, which resulted in a total gain of $133.3 million. The sale was recorded as a sale-leaseback. Accordingly, $85.5 million of the gain was deferred and will be amortized over the initial lease term of ten years as a reduction of tower rent expense.

         The effective income tax rate for the six months ended June 30, 1999 and 1998 was 0%. We generated net income of $1.7 million for the six months ended June 30, 1999 due to the asset sales. However, we have accumulated substantial net loss carryforwards for tax purposes and expect to incur a net loss for 1999 and beyond. We will not recognize the tax benefit of these operating losses until management determines that it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

         We require significant amounts of capital for funding the operations and expansion of our PCS business. Total capital expenditures, including capital expenditures for information technology and other support of the PCS business, totaled approximately $52 million for the six months ended June 30, 1999. Costs associated with the PCS system buildout include tower sites, leasehold improvements, base station and switch equipment and labor expenses related to construction of sites. We currently estimate that capital expenditures will total approximately $98 million for the remainder of 1999, primarily relating to the continued expansion of our PCS network to satisfy customer needs and competitive requirements, maintenance of our network service quality and billing system functionality and completion of customer service enhancement projects.

         On June 2, 1999, we sold 619 of our towers, related assets and liabilities to a subsidiary of Crown Castle International Corp. for $261.5 million in cash. In connection with this sale, we agreed to lease space on these towers for a period of ten years, with three five-year renewal periods that we may exercise at our option. Following the closing of this sale, we and Crown Castle entered into a binding letter agreement that contemplates, subject to certain conditions, is selling an additional 31 towers to Crown Castle for approximately $13 million. We expect to close this transaction in the fourth quarter of 1999. This letter agreement also contemplates a build-to-suit contract between Crown Castle and us, subject to Crown Castle's right of first refusal, for 40 tower sites to be constructed prior to December 31, 2000.

         On April 30, 1999, we sold to Public Service Cellular, Inc. substantially all of our cellular assets for $89 million. At closing, PSC paid us $83.1 million in cash (including reimbursement for certain capital expenditures of $.3 million) and paid $6.2 million into escrow, which will be released as set forth in the agreement.

         Although we are unable to predict the amount of expenditures that we will make beyond 1999, we may need to raise additional capital to fund and expand our business operations. We also will need to raise additional capital if we decide to acquire additional licenses or businesses. We may attempt to raise additional capital through public or private debt or equity financings, vendor financings or other means. However, we cannot guarantee that additional financing will be available to us or, if available, that we will be able to obtain it on terms acceptable to us, favorable to our stockholders and within the limitations contained in our indentures, credit facility and any future financing arrangements. If we fail to obtain additional financing, we could experience delays in some or all of our development and expansion plans and expenditures, which could limit our ability to meet our debt service obligations and could materially adversely affect our business, financial condition and operating results.

         We expect to continue to incur significant operating losses and to generate significant negative cash flows from operating activities in the future while we continue to construct our PCS system and build our customer base. Our ability to satisfy our debt repayment obligations and covenants depends upon our future performance, which is subject to a number of factors, many of which are beyond our control. Cash interest will not be payable on our Senior Discount Notes prior to 2001. We cannot guarantee that we will generate sufficient cash flow from our operating activities to meet our debt service and working capital requirements, and we may need to refinance our indebtedness. However, our ability to refinance our indebtedness will depend on, among other things, our financial condition, the state of the public and private debt and equity markets, the restrictions in the instruments governing our indebtedness and other factors, some of which may be beyond our control. In addition, if we do not generate sufficient cash flow to meet our debt service requirements or if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us or favorable to us or our stockholders.

         During the six months ended June 30, 1999, we used net cash of $54.1 million for operating activities as compared to $97.5 million for the same period of 1998. Operating activities for 1999 consisted primarily of $127.2 million of gain on sale of assets, which was partially offset by $43.8 million of depreciation and amortization and $33.4 million of bond accretion on the senior discount notes.

         Cash provided from investing activities was $291.7 million for the six months ended June 30, 1999 as compared to cash used in investing activities of $75.1 million for the same period of 1998. Investing activities for 1999 consisted primarily of proceeds from the sale of assets of $350.8 million and the liquidation of short-term investments of $15.3 million, which were partially offset by capital expenditures totaling $52.2 million, a decrease in accrued construction costs of $12.3 million (both primarily related to the buildout of the PCS system and support systems) and advances to Eliska Wireless, Inc. of $7.1 million related to the recently concluded C-block auction.

         Cash provided from financing activities was $7.9 million for the six months ended June 30, 1999 as compared to $192.8 million for the same period of 1998. Financing activities for 1999 consisted primarily of borrowings of $6.5 million under our credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is, January 1, 2001 for companies with calendar-year fiscal years). SFAS 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. We do not anticipate this statement will have a material impact on our financial statements.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization of certain costs of internal-use software. We adopted SOP 98-1 in January 1999, and it did not have a material impact on our financial statements.

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

         Our assessment of internal systems included our IT systems as well as non-IT systems (which systems contain embedded technology, such as network equipment, HVAC systems and security systems containing microprocessors or other similar circuitry). Throughout Phase 1, we also requested assurances from our major suppliers, including suppliers of network hardware and software and of PCS and cellular telephones, that they are addressing the Year 2000 issue and that the suppliers' products will function properly in the year 2000. In many cases, we are relying on such assurances that new and upgraded software and hardware will be Year 2000 compliant. During Phase 2, we have begun testing such third-party products, but cannot be sure that our tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory manner. We also contacted PCS roaming partners and local exchange carriers that carry and terminate calls on our PCS networks to determine the extent to which their interfaces with our networks are vulnerable to Year 2000 issues. These actions are intended to help identify and mitigate the possible external impacts of the Year 2000 problem. However, it is impossible to fully assess the potential external consequences on our operations in the event service interruptions occur from suppliers, roaming partners, local exchange carriers and other third parties. We may also be at risk if certain critical infrastructure services providers, such as electricity, water or telephone service providers, experience difficulties that result in disruption of service supplied to us.

         Phase 2 of the Year 2000 compliance program includes development of testing plans and remediation plans, as well as the implementation of those plans. We have completed a substantial portion of necessary remediation to date and have made commitments to conduct extensive lab testing of our network infrastructure in September. Once Phase 2 is completed, we should be able to predict the potential impacts of Year 2000 noncompliance with respect to our internal systems as well as external third parties with whom we have significant relationships (e.g., vendors and suppliers). As part of our Phase 2 activities, we have also begun our contingency planning process to provide for continuity of our business operations in the event of unforeseen internal and external Year 2000 issues. Phase 2 of the program is anticipated to be complete by early fourth quarter 1999.

         At this time, we have not calculated the total estimated cost of addressing Year 2000 issues. Our management believes, however, that such total cost will not be materially more than the amounts spent or committed to date. We believe these costs will be able to be funded through cash on hand. To date, we have incurred and expensed or committed to spend approximately $8 million for Phase 1 and Phase 2 activities under our Year 2000 plan, primarily for network infrastructure upgrades, retainer of outside consultants and assessment activities under the plan.

         We are optimistic that we will not experience a material disruption in our business as a result of Year 2000 problems in our network operations, information processing or interfacing with local exchange carriers or roaming partners. However, as the Year 2000 project continues, we may discover additional Year 2000 problems. For example, we may uncover Year 2000 problems for which we are not able to develop, implement, or test remediation or contingency plans or may find that the costs of these activities exceed current expectations. If we fail to satisfactorily resolve Year 2000 issues related to our business in a timely manner, we could be exposed to liability from third parties which could have a material adverse effect on our business, financial condition or results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to our intent, belief or current expectations, or that of our directors or officers. In this Report, we may have made forward-looking statements with respect to, among other things: (i) our financing plans, including our ability to obtain financing in the future; (ii) trends affecting our financial condition or results of operations; (iii) our growth and operating strategies; and (iv) our anticipated capital needs and capital expenditures. We caution investors that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital, risks associated with the selection of our PCS digital protocol, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for our products and services to be commensurate with our management's expectations or past experience, the impact of present or future laws and regulations on our business, changes in operating expenses or the failure of operating and buildout expenses to be consistent with our management's expectations and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving litigation and investigations;
(ii) various factors discussed herein; and (iii) those factors discussed in detail in our previous filings with the Securities and Exchange Commission, including the "Risk Factors" section of our Registration Statement on Form S-3 (Registration number (333-84951) as filed with the Securities and Exchange Commission on August 11, 1999.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         Reference is made to our Form 10-K for the year ended December 31, 1998 (as filed with the Securities and Exchange Commission on March 29, 1999) for a discussion of certain legal proceedings.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         We pay a quarterly dividend of 6.5% per annum on our Series E 6.5% Cumulative Convertible Preferred Stock (the "Series E Preferred") and Series F 6.5% Cumulative Convertible Preferred Stock (the "Series F Preferred"). Although the terms of the Series E Preferred and Series F Preferred allow us to pay these dividends in stock or in cash, we are prohibited from paying cash dividends for the foreseeable future because of restrictions contained in our credit facility and the indentures relating to our outstanding bonds. Therefore, we intend to pay these quarterly dividends in common stock for the foreseeable future. In May 1999, we issued 91,799 shares of our common stock to SCANA Communications, Inc., who owns all of our Series E Preferred, and 91,799 shares of common stock to ITC Wireless, Inc., who owns all of our Series F Preferred, in payment of the quarterly dividends owed on March 15, 1999.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our 1999 annual meeting of the stockholders on May 20, 1999. We asked the stockholders to vote on the following matters:

         Ratification of preferred stock issuance and approval of shares of common stock issuable in connection therewith. We asked the stockholders to consider and ratify the issuance of our Series E Preferred and Series F Preferred and to approve all shares of common stock that may be issued upon conversion of, and as dividends on, the preferred stock. Votes cast for and against the proposal were 18,794,396 and 68,688, respectively. Broker non-votes and abstentions were 3,117,043 and 220,890, respectively.

         Amendment of 1991 Stock Option Plan. We asked the stockholders to consider and vote upon a proposed amendment to our 1991 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 3,000,000 shares to 5,000,000 shares. Votes cast for and against the proposal were 17,854,440 and 1,003,574, respectively. Broker non-votes and abstentions were 3,117,043 and 225,960, respectively.

         Election of directors. We asked the stockholders to elect Donald W. Burton and Maurice P. O'Connor to our Board of Directors, each for a three-year term. Votes cast for and against the election of each of Messrs. Burton and O'Connor were 21,172,053 and 1,028,964, respectively. There were no broker non-votes or abstentions. The following persons continue to serve as directors:
Campbell B. Lanier; Allen E. Smith; O. Gene Gabbard; Ann Milligan; William H. Scott, III; William B. Timmerman; and Donald W. Weber.

         Accountants. We asked the stockholders to ratify the appointment by the Board of Directors of Arthur Andersen LLP as our independent public accountants for the year ending December 31, 1999. Votes cast for and against the proposal were 21,985,254 and 5,730, respectively. Broker non-votes and abstentions were 0 and 210,033, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

         Exhibit
         Number       Description
         -------      -----------

         27           Financial Data Schedule (for SEC use only).

         (B)      REPORTS ON FORM 8-K.

         On May 17, 1999, we filed a Current Report on Form 8-K dated April 30, 1999 which reported events under Item 2 (Acquisition or Disposition of Assets) in connection with the closing of the sale of all of our cellular telephone assets in Georgia and Alabama. We filed unaudited pro forma financial statements therewith.

         On June 16, 1999, we filed a Current Report on Form 8-K dated June 2, 1999 which reported events under Item 2 (Acquisition or Disposition of Assets) in connection with the closing of the sale of 619 towers and related assets and liabilities to a subsidiary of Crown Castle International Corp. We were not required to file financial statements in connection with the sale.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           POWERTEL, INC.



August 12, 1999                            /s/ Allen E. Smith
                                           -------------------------------------
                                           Allen E. Smith
                                           President and Chief Executive Officer


August 12, 1999                            /s/ Fred G. Astor, Jr.
                                           -------------------------------------
                                           Fred G. Astor, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Chief Accounting Officer)