Form 10-Q
period 1999-09-30
POWERTEL INC /DE/
filed 1999-11-12
CIK 876318

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______________, 19__.

                        Commission File Number: 0-23102

                                ---------------
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

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                         Outstanding at November 10, 1999

      Common Stock, $0.01 par value                      29,799,821



================================================================================

                                 POWERTEL, INC.

                               INDEX TO FORM 10-Q


                                                                                                                              PAGE
                                                                                                                              ----
PART I                  FINANCIAL INFORMATION

              Item 1.   Financial Statements..........................................................................         3

                        Condensed Consolidated Balance Sheets as of
                        September 30, 1999 (Unaudited) and December 31, 1998..........................................         3

                        Condensed Consolidated Statements of Operations
                        for the Three Months and Nine Months Ended
                        September 30, 1999 and 1998 (Unaudited).......................................................         4

                        Condensed Consolidated Statements of Cash Flows for the
                        Nine Months Ended September 30, 1999 and 1998 (Unaudited).....................................         5

                        Condensed Notes to Consolidated Financial Statements
                        (Unaudited)...................................................................................         6

              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.................................................         8

              Item 3.   Quantitative and Qualitative Disclosure About
                         Market Risks.................................................................................        18

PART II                 OTHER INFORMATION

              Item 1.   Legal Proceedings.............................................................................        18

              Item 2.   Changes in Securities and Use of Proceeds.....................................................        18

              Item 5.   Other Information.............................................................................        18

              Item 6.   Exhibits and Reports on Form 8-K..............................................................        18

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 POWERTEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       SEPTEMBER 30,          DECEMBER 31,
                                                                                           1999                   1998
                                                                                       ------------           ------------
                                                                                              (DOLLARS IN THOUSANDS)
                                                                                        (UNAUDITED)
                                           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .................................................          $   403,534           $   204,787
   Restricted cash for payment of interest ...................................               32,882                33,375
   Accounts receivable, net of allowance for doubtful accounts ...............               38,958                28,726
   Inventories ...............................................................               11,946                20,683
   Prepaid expenses and other ................................................               16,442                 9,248
                                                                                        -----------           -----------
                                                                                            503,762               296,819
                                                                                        -----------           -----------

PROPERTY AND EQUIPMENT, AT COST ..............................................              700,760               749,614
   Less:  accumulated depreciation ...........................................             (140,598)             (107,210)
                                                                                        -----------           -----------
                                                                                            560,162               642,404
                                                                                        -----------           -----------

OTHER ASSETS:
   Licenses, net .............................................................              403,134               407,998
   Restricted cash for payment of interest ...................................                   --                14,343
   Deferred charges and other, net ...........................................               17,171                19,014
                                                                                        -----------           -----------
                                                                                            420,305               441,355
                                                                                        -----------           -----------

         Total assets ........................................................          $ 1,484,229           $ 1,380,578
                                                                                        ===========           ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Accounts payable--  trade .................................................          $    12,156           $    14,633
   Accrued construction costs ................................................               23,850                17,807
   Accrued taxes other than income ...........................................               14,006                 6,261
   Accrued interest ..........................................................               11,125                 2,781
   Advance billings and customer deposits ....................................                9,239                 7,898
   Accrued other .............................................................               15,010                20,529
   Current portion of long-term obligations ..................................                   52                    49
                                                                                        -----------           -----------
                                                                                             85,438                69,958
                                                                                        -----------           -----------

LONG-TERM OBLIGATIONS:
   12% Senior Discount Notes due February 2006 ...............................              300,974               275,069
   12% Senior Discount Notes due May 2006 ....................................              299,411               274,393
   11.125% Senior Notes due June 2007 ........................................              300,000               300,000
   Credit facility ...........................................................              265,000               258,532
   Deferred gain on sale-leaseback ...........................................               82,678                    --
   Other .....................................................................                   37                    76
                                                                                        -----------           -----------
                                                                                          1,248,100             1,108,070
                                                                                        -----------           -----------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE CONVERTIBLE, REDEEMABLE
   PREFERRED STOCK ...........................................................              152,219               152,219
                                                                                        -----------           -----------

STOCKHOLDERS' (DEFICIT) EQUITY:
   Preferred stock ...........................................................                    3                     3
   Common stock ..............................................................                  297                   273
   Paid-in capital ...........................................................              490,974               479,876
   Accumulated deficit .......................................................             (490,824)             (428,774)
   Deferred compensation .....................................................               (1,633)                 (702)
   Treasury stock, at cost ...................................................                 (345)                 (345)
                                                                                        -----------           -----------
                                                                                             (1,528)               50,331
                                                                                        -----------           -----------

         Total liabilities and stockholders' (deficit) equity ................          $ 1,484,229           $ 1,380,578
                                                                                        ===========           ===========


                The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                              -------------------------       -----------------------------
                                                                 1999            1998            1999                1998
                                                              ---------        --------       ---------           ---------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES AND SALES:
   Postpaid revenues .........................                $  46,451        $ 36,184       $ 127,721           $  93,837
   Roaming revenues ..........................                    1,651           2,503           6,916               7,308
   Prepaid revenues ..........................                   14,509              --          34,739                  --
   Other revenues ............................                    3,790           1,605           8,545               5,041
                                                              ---------        --------       ---------           ---------
      Total service revenues .................                   66,401          40,292         177,921             106,186
   Equipment sales ...........................                    5,955           4,346          20,377              15,954
                                                              ---------        --------       ---------           ---------
         Total revenues and sales ............                   72,356          44,638         198,298             122,140
                                                              ---------        --------       ---------           ---------

OPERATING EXPENSES:
   Cost of services ..........................                   15,920          11,539          42,642              31,460
   Cost of equipment sales ...................                   17,072          19,674          48,650              49,684
   Operations ................................                   14,800          13,793          46,619              38,219
   Selling and marketing .....................                   22,933          14,920          65,414              40,185
   General and administrative ................                   10,503           9,068          30,429              25,860
   Depreciation ..............................                   19,372          14,447          58,102              40,979
   Amortization ..............................                    2,550           2,389           7,661               7,170
                                                              ---------        --------       ---------           ---------
         Total operating expenses ............                  103,150          85,830         299,517             233,557
                                                              ---------        --------       ---------           ---------

OPERATING LOSS ...............................                  (30,794)        (41,192)       (101,219)           (111,417)
                                                              ---------        --------       ---------           ---------

OTHER EXPENSE (INCOME):
   Interest expense, net .....................                   25,695          22,893          80,889              68,385
   Gain on sale of assets ....................                       --              --        (127,161)                 --
   Miscellaneous (income) expense ............                      (67)            174            (209)                (45)
                                                              ---------        --------       ---------           ---------
         Total other expense (income) ........                   25,628          23,067         (46,481)             68,340
                                                              ---------        --------       ---------           ---------

LOSS BEFORE INCOME TAXES .....................                  (56,422)        (64,259)        (54,738)           (179,757)
INCOME TAX PROVISION .........................                       --              --              --                  --
                                                              ---------        --------       ---------           ---------

NET LOSS .....................................                  (56,422)        (64,259)        (54,738)           (179,757)
DIVIDENDS ON CUMULATIVE CONVERTIBLE,
   REDEEMABLE PREFERRED STOCK ................                   (2,437)         (2,438)         (7,312)             (2,573)
                                                              ---------        --------       ---------           ---------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS ....                $ (58,859)       $(66,697)      $ (62,050)          $(182,330)
                                                              =========        ========       =========           =========

PER SHARE DATA:
   BASIC AND DILUTED LOSS PER COMMON SHARE ...                $   (2.10)       $  (2.47)      $   (2.24)          $   (6.76)
                                                              =========        ========       =========           =========

   WEIGHTED AVERAGE COMMON AND COMMON
      EQUIVALENT SHARES OUTSTANDING ..........                   28,053          26,984          27,751              26,981
                                                              =========        ========       =========           =========




                The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                        -----------------------------
                                                                                          1999                 1998
                                                                                        ---------           ---------
                                                                                            (DOLLARS IN THOUSANDS)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss ..........................................................................     $ (54,738)          $(179,757)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Gain on sale of subsidiary, net .............................................       (79,312)                 --
      Realized gain on sale-leaseback, net ........................................       (47,849)                 --
      Depreciation and amortization ...............................................        65,763              48,149
      Bond accretion ..............................................................        50,923              43,065
      Other .......................................................................          (577)              2,239
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable ...............................       (13,874)              6,390
         Decrease (increase) in inventories .......................................         8,425             (12,568)
         Increase in other assets .................................................          (102)             (2,842)
         Decrease in accounts payable and accrued expenses ........................        (4,562)            (24,059)
         Increase in advance billings and customer deposits .......................         1,984               2,633
                                                                                        ---------           ---------
              Net cash used in operating activities ...............................       (73,919)           (116,750)
                                                                                        ---------           ---------

CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
      Proceeds from sale-leaseback ................................................       261,501                  --
      Proceeds from sale of subsidiary ............................................        89,339                  --
      Capital expenditures ........................................................       (97,983)           (124,034)
      Liquidation of short-term investments .......................................        14,836              13,486
      Increase (decrease) in accrued construction costs ...........................         6,043             (18,949)
      Short-term notes receivable .................................................        (7,153)                 --
      Microwave relocation costs ..................................................        (2,797)               (550)
                                                                                        ---------           ---------
              Net cash provided from (used in) investing activities ...............       263,786            (130,047)
                                                                                        ---------           ---------

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock, net .....................................         2,448                 200
      Borrowings under credit facility ............................................         6,468              56,272
      Proceeds from sale of cumulative convertible, redeemable
         preferred stock, net .....................................................            --             149,708
      Other, net ..................................................................           (36)                 62
                                                                                        ---------           ---------
              Net cash provided from financing activities .........................         8,880             206,242
                                                                                        ---------           ---------

NET INCREASE (DECREASE) IN CASH ...................................................       198,747             (40,555)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................................       204,787             326,954
                                                                                        ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................................     $ 403,534           $ 286,399
                                                                                        =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest .........................................................     $  33,185           $  31,004




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

3. Through April 30, 1999, the Company classified its operations into two business segments: PCS and cellular. Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense. Intersegment revenues are not material. Summarized financial information by business segment is as follows (in millions):


                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------------------------
                                                           1999                                            1998
                                          ----------------------------------------        ---------------------------------------
                                             PCS         CELLULAR(A)       TOTALS           PCS           CELLULAR       TOTALS
                                          --------       -----------      --------        --------        --------      ---------
                                                                                (UNAUDITED)

         Revenues and sales ........      $   72.4        $   --          $   72.4        $   39.7        $  4.9        $   44.6
         Operating (loss) income ...         (30.8)           --             (30.8)          (43.3)          2.1           (41.2)
         Net (loss) income .........         (56.4)           --             (56.4)          (66.4)          2.1           (64.3)


                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------------------------
                                                           1999                                            1998
                                          ----------------------------------------        ---------------------------------------
                                             PCS         CELLULAR(A)       TOTALS           PCS           CELLULAR       TOTALS
                                          --------       -----------      --------        --------        --------      ---------
                                                                                (UNAUDITED)

         Revenues and sales ........      $  191.3        $  7.0          $  198.3        $  107.7        $   14.4     $  122.1
         Operating (loss) income ...        (104.8)          3.6            (101.2)         (117.3)            5.9       (111.4)
         Net (loss) income .........        (137.6)         82.9             (54.7)         (185.7)            5.9       (179.8)

         -----------

        (a)       The Company sold its cellular operations in April 1999. See
                  Note 4 below.

4. On April 30, 1999, pursuant to an Asset Purchase Agreement dated January 5, 1999, the Company and certain of its wholly-owned subsidiaries sold to Public Service Cellular, Inc. ("PSC") substantially all of the assets and FCC licenses of the Company relating to its cellular telephone operations in eastern Alabama and western Georgia for $89 million. The transaction constituted the sale of all of the Company's cellular telephone operations and resulted in a $79.3 million gain to the Company. At closing, PSC paid the Company $83.1 million in cash (including reimbursement for certain capital expenditures of $.3 million) and paid $6.2 million into escrow. On November 1, 1999, substantially all funds were released from escrow to the Company.

            The following unaudited pro forma condensed consolidated statements of operations (in millions, except per share data) assume the sale occurred at the beginning of each period presented. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.


                                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                                          ------------------    ----------------------
                                                                            1999      1998        1999         1998
                                                                          -------    -------    --------     ---------
            Revenues and sales.........................................   $  72.4    $  39.7    $  191.3     $  107.7
            Net loss before dividends..................................     (56.4)     (66.4)     (137.6)      (185.7)
            Basic and diluted loss per common share....................   $ (2.10)   $ (2.46)   $  (4.96)    $  (6.88)


5. On June 2, 1999, pursuant to an Asset Purchase Agreement dated March 15, 1999, the Company and certain of its subsidiaries sold to Crown Castle PT Inc., a wholly-owned subsidiary of Crown Castle International Corp ("CCI"), 619 of its wireless transmission towers, related assets and certain liabilities for $261.5 million. In connection with the sale, certain of the Company's subsidiaries entered into master lease agreements with CCI to lease space on these towers for a monthly rent of $1,800 per tower for an initial lease term of ten years, with three five-year renewal periods at the option of the lessee. The transaction was recorded as a sale-leaseback. Accordingly, $85.5 million of the $133.3 million total gain on the sale was deferred and will be amortized over the initial lease term of ten years as a reduction of tower rent expense. Amortization was $2.1 million for the three months ended September 30, 1999. The unamortized portion of the deferred gain is recorded as a long-term obligation in the accompanying condensed consolidated balance sheets.

         On September 27, 1999, the Company and CCI entered into an asset purchase agreement regarding the sale by the Company of an additional 31 towers to CCI for approximately $13 million. This transaction is expected to close in the fourth quarter of 1999. On September 27, 1999, the Company and CCI also entered into a build-to-suit tower construction contract that grants CCI a right of first refusal to build, acquire and lease back to the Company up to 40 towers prior to December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We provide wireless PCS services in the southeastern United States. Our PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.4 million people. We hold licenses to serve the Atlanta, Georgia MTA, the Jacksonville, Florida MTA, the Memphis, Tennessee/Jackson, Mississippi MTA and the Birmingham, Alabama MTA and 13 BTAs in Kentucky and Tennessee. We hold 30 MHz of spectrum licensed for PCS in the MTA Markets, and we hold 20 MHz of spectrum licensed for PCS in all of the BTA Markets except for the Knoxville, Tennessee BTA, where we hold a license for 10 MHz of spectrum. We have one of the largest contiguous licensed PCS footprints in the southeastern United States. We introduced our PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, have launched our PCS services in a total of 34 markets in the Southeast. As of September 30, 1999, we had approximately 319,000 postpaid PCS subscribers and 119,000 prepaid PCS subscribers.

         On April 30, 1999, we sold substantially all our cellular telephone assets to Public Service Cellular, Inc. for $89 million. Prior to that sale, we provided cellular telephone service in contiguous portions of eastern Alabama and western Georgia under the name "InterCel."

         On June 2, 1999, we and certain of our subsidiaries sold 619 of our towers, related assets and liabilities to a subsidiary of Crown Castle International Corp. for $261.5 million in cash. In connection with this sale, certain of our subsidiaries have agreed to lease space on these towers for a period of ten years, with three five-year renewal periods that the lessees may exercise at their option. On September 27, 1999, we entered into an asset purchase agreement with Crown Castle regarding the sale by us of an additional 31 towers to Crown Castle for approximately $13 million. We expect to close this transaction in the fourth quarter of 1999. On September 27, 1999, we also entered into a build-to-suit construction contract with Crown Castle that grants Crown Castle a right of first refusal to build, acquire and lease back to us up to 40 tower sites to be constructed prior to December 31, 2000.

         We had a net loss of $56 million for the three months ended September 30, 1999, primarily as a result of the significant costs required to maintain our expanding PCS network, the hiring and management of required personnel to operate our business and market our services, the subsidization of handsets to our customers and the depreciation of PCS equipment and amortization of our PCS licenses. We expect to continue incurring operating losses during the remainder of 1999 and thereafter as we continue to expand our PCS network, increase our customer base and subsidize the cost of handsets to our customers.

         Average revenues per subscriber in the wireless industry have declined during recent quarters and may continue to decline in the future. We believe this downward trend is the result of the continued addition of lower usage customers who utilize wireless service for personal convenience, security or as backup for their traditional landline telephones as well as intensified competition within the wireless industry. We believe the effects of these trends on our earnings will be mitigated by a corresponding increase in the number of wireless subscribers, the introduction of additional value-added services primarily in the data area and our continued focus on pricing strategies designed to encourage increased usage among our customers.

         Minimizing customer attrition, or "churn," remains a challenge as the subscriber base grows and competition intensifies. We generated an average monthly postpaid PCS churn rate of 2.7% for the three months ended September 30, 1999 as compared to 4.5% for the same period of 1998. We believe the continued improvement in our postpaid PCS churn rate is the result of stricter credit evaluation policies, improved customer service response, focused collections efforts and the availability of prepaid service alternatives. We anticipate further decline in and stabilization of our postpaid PCS churn rate during the remainder of 1999 and beyond.

         The Company is a member of the GSM Alliance, a consortium of PCS carriers who offer GSM-based PCS service throughout North America. All members of the Alliance have executed roaming agreements with each other, which allow GSM customers to roam throughout many major metropolitan areas in the United States and Canada. Additionally, we have signed a substantial number of international roaming agreements and expect to sign numerous others with international GSM carriers to facilitate international roaming, which we officially launched during August 1999.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

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


                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------------------------
                                                             1999                                          1998
                                          -------------------------------------------      --------------------------------------
                                                                            COMBINED                                     COMBINED
                                                                            CELLULAR                                     CELLULAR
                                                                               AND                                         AND
                                            CELLULAR(A)         PCS            PCS         CELLULAR         PCS            PCS
                                          --------------     ---------      ---------      --------      ---------      ---------
                                                                              (DOLLARS IN THOUSANDS)
SERVICE REVENUES & COST ANALYSIS:
Service revenues
   Postpaid revenues ..................   $           --     $  46,451      $  46,451      $  2,844      $  33,340      $  36,184
   Roaming revenues ...................               --         1,651          1,651         1,696            807          2,503
   Prepaid revenues ...................               --        14,509         14,509            --             --             --
   Other revenues .....................               --         3,790          3,790           150          1,455          1,605
                                          --------------     ---------      ---------      --------      ---------      ---------
      Total service revenues ..........               --        66,401         66,401         4,690         35,602         40,292
Cost of services ......................               --        15,920         15,920           476         11,063         11,539
                                          --------------     ---------      ---------      --------      ---------      ---------
   Gross margin .......................   $           --     $  50,481      $  50,481      $  4,214      $  24,539      $  28,753
                                          ==============     =========      =========      ========      =========      =========

EQUIPMENT SALES & COST ANALYSIS:
Equipment sales .......................   $           --     $   5,955      $   5,955      $    200      $   4,146      $   4,346
Cost of equipment sales ...............               --        17,072         17,072           372         19,302         19,674
                                          --------------     ---------      ---------      --------      ---------      ---------
   Gross margin .......................   $           --     $ (11,117)     $ (11,117)     $   (172)     $ (15,156)     $ (15,328)
                                          ==============     =========      =========      ========      =========      =========

OPERATING MARGIN ANALYSIS:
Total revenues and sales ..............   $           --     $  72,356      $  72,356      $  4,890      $  39,748      $  44,638
                                          --------------     ---------      ---------      --------      ---------      ---------

Operating expenses:
   Cost of services and equipment sales               --        32,992         32,992           848         30,365         31,213
   Operations .........................               --        14,800         14,800           485         13,308         13,793
   Selling and marketing ..............               --        22,933         22,933           551         14,369         14,920
   General and administrative .........               --        10,503         10,503           450          8,618          9,068
   Depreciation .......................               --        19,372         19,372           457         13,990         14,447
   Amortization .......................               --         2,550          2,550            --          2,389          2,389
                                          --------------     ---------      ---------      --------      ---------      ---------
      Total operating expenses ........               --       103,150        103,150         2,791         83,039         85,830
                                          --------------     ---------      ---------      --------      ---------      ---------
Operating income (loss) ...............   $           --     $ (30,794)       (30,794)     $  2,099      $ (43,291)       (41,192)
                                          ==============     =========                     ========      =========
Interest expense, net .................                                        25,695                                      22,893
Miscellaneous income ..................                                           (67)                                        174
                                                                            ---------                                   ---------
Loss before income taxes ..............                                       (56,422)                                    (64,259)
Income tax provision ..................                                            --                                          --
                                                                            ---------                                   ---------
      Net loss ........................                                     $ (56,422)                                  $ (64,259)
                                                                            =========                                   =========

OTHER SUPPLEMENTAL DATA:
Subscribers at end of period ..........               --       438,226        438,226        28,037        228,654        256,691
Capital expenditures ..................   $           --     $  45,791      $  45,791      $    487      $  49,345      $  49,832

-------------

(a)         We sold our cellular operations in April 1999.

         Unless specifically noted, the following discussion reflects the results of operations for our PCS line of business only. We sold substantially all of the assets for our cellular line of business in the second quarter of 1999.

         Postpaid PCS service revenues increased $13.1 million, or 39.3%, for the three months ended September 30, 1999 as compared to the same period of 1998. This increase is the result of our continued PCS subscriber growth and our launch of six new PCS markets since the third quarter of 1998. Our postpaid PCS subscribers grew to approximately 319,000 at September 30, 1999, from approximately 228,000 at September 30, 1998, of which approximately 27,000 net postpaid PCS subscribers were added during the three months ended September 30, 1999. A significant portion of our subscriber growth for the third quarter is attributable to the introduction of our nationwide one-rate plans (the "50-State Rate") in July.

         The average monthly service revenue ("RPU") per postpaid PCS subscriber decreased to $50.89 for the three months ended September 30, 1999 as compared to $54.15 for the same period of 1998. This decline in RPU reflects the addition of new customers who utilize wireless services less, which we believe is an industry-wide trend, and our current wireless rate plan offerings, which emphasize bundled airtime and toll minutes for higher-priced rate plans.

         PCS roaming revenues (including roaming long distance) increased $.8 million, or 104.6%, for the three months ended September 30, 1999 as compared to the same period of 1998. This increase is due primarily to an increase in the number of roamers and usage per roamer, which is the result of our continued effort to obtain roaming agreements with other carriers and our launch of international roaming in August, which presently includes agreements with approximately 30 countries outside North America.

         We generated $14.5 million in prepaid PCS service revenues for the three months ended September 30, 1999 as compared to $0 for the same period of 1998, which is attributable to the introduction of our intelligent network-based prepaid service alternative in September 1998. RPU per prepaid PCS subscriber was $46.40 for the three months ended September 30, 1999 and we added approximately 29,000 net prepaid PCS subscribers during the quarter (to approximately 119,000 at September 30, 1999).

         Other service revenues, which include activation fees, fees from enhanced services and interconnection fees billed to local exchange carriers ("LEC's") for connections to our PCS network, increased $2.3 million, or 160.5%, for the three months ended September 30, 1999 as compared to the same period of 1998. This increase is due primarily to the increase in interconnection fees as a result of increased utilization of our PCS network by LEC's and the re-introduction of activation fees in 1999, which were waived for substantially all new activations for the same period of 1998.

         Cost of services includes the cost of interconnection with LEC facilities, direct cell site costs (e.g., property taxes and insurance, site lease costs and electric utilities), roaming validation (provided by third-party clearinghouses), long distance toll costs and supplementary services (such as voice mail). PCS cost of services increased $4.9 million, or 43.9%, for the three months ended September 30, 1999 as compared to the same period of 1998. This increase primarily reflects costs related to the approximately 400 additional cell sites we placed in service since September 30, 1998, as well as increased interconnection and toll costs related to increased traffic on our expanding PCS network and increased commissions related to increases in prepaid card renewals.

         We generated a negative PCS equipment margin of 187% on $6.0 million of sales during the three months ended September 30, 1999 as compared to a negative 366% on $4.1 million of sales for the same period of 1998. The improvement in margins reflects a continued decrease in the average cost of handsets sold driven by changes in the handset mix, as well as our efforts to limit the subsidization of handset upgrades for existing customers. We expect to continue subsidizing the cost of handsets to consumers for the foreseeable future.

         PCS operations costs, which include the costs of managing and maintaining our PCS system, customer service, credit and collections (including bad debt) and inventory management increased $1.5 million, or 11.2%, for the three months ended September 30, 1999 as compared to the same period of 1998. Substantially all of this increase is attributable to the costs of providing customer service to the growing PCS customer base and the costs of maintaining our expanding PCS network, which increased due to certain equipment warranty expirations. This increase was partially offset by a substantial reduction in bad debt provisions as a percent of service revenue resulting from improvements in credit and collections and fraud management, as well as the success of our prepaid service alternative.

         PCS selling and marketing costs increased $8.6 million, or 59.6%, for the three months ended September 30, 1999 as compared to the same period of 1998. Substantially all of this increase is attributable to continued increases in advertising and marketing costs and the expansion of our sales distribution channels, including increases in personnel, sales commissions and retail store locations.

         PCS general and administrative costs increased $1.9 million, or 21.9%, for the three months ended September 30,1999 as compared to the same period of 1998. Substantially all of this increase is attributable to increases in personnel and facilities costs at our corporate and regional administrative offices and information technology center.

         Depreciation and amortization increased $5.5 million, or 33.8%, for the three months ended September 30, 1999 as compared to the same period of 1998 and consists principally of the depreciation of the PCS network and the amortization of PCS licenses. Substantially all of the increase is attributable to depreciation on network equipment associated with the approximately 400 additional cell sites that we placed in service since September 30, 1998, as well as depreciation of computer systems and infrastructure costs required to manage the administrative functions of our business. This increase was partially offset by a reduction in depreciation associated with the towers that were sold in the second quarter of 1999.

         Net consolidated interest expense increased $2.8 million, or 12.2%, for the three months ended September 30, 1999 as compared to the same period of 1998. This increase in interest expense resulted primarily from increased borrowing under our credit facility.

         The effective income tax rate for the three months ended September 30, 1999 and 1998 was 0%. We generated a net loss of $56.4 million for the three months ended September 30, 1999 and expect to incur a net loss for the remainder of 1999 and beyond. We will not recognize the tax benefit of these losses until management determines that it is more likely than not that such benefit is realizable.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

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



                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------------------------------------------------------
                                                                    1999                                      1998
                                                   ---------------------------------------     -------------------------------------
                                                                                 COMBINED                                  COMBINED
                                                                                 CELLULAR                                  CELLULAR
                                                                                   AND                                       AND
                                                   CELLULAR(A)        PCS          PCS         CELLULAR        PCS           PCS
                                                   -----------     ---------     ---------     --------     ---------     ---------
                                                                                 (DOLLARS IN THOUSANDS)
SERVICE REVENUES & COST ANALYSIS:
Service revenues:
     Postpaid revenues .....................        $   3,791      $ 123,930     $ 127,721     $  8,554     $  85,283     $  93,837
     Roaming revenues ......................            2,597          4,319         6,916        4,815         2,493         7,308
     Prepaid revenues ......................               --         34,739        34,739           --            --            --
     Other revenues ........................              304          8,241         8,545          517         4,524         5,041
                                                    ---------      ---------     ---------     --------     ---------     ---------
       Total service revenues ..............            6,692        171,229       177,921       13,886        92,300       106,186
Cost of services ...........................              564         42,078        42,642        1,420        30,040        31,460
                                                    ---------      ---------     ---------     --------     ---------     ---------
     Gross margin ..........................        $   6,128      $ 129,151     $ 135,279     $ 12,466     $  62,260     $  74,726
                                                    =========      =========     =========     ========     =========     =========

EQUIPMENT SALES & COST ANALYSIS:
Equipment sales ............................        $     316      $  20,061     $  20,377     $    594     $  15,360     $  15,954
Cost of equipment sales ....................              598         48,052        48,650        1,249        48,435        49,684
                                                    ---------      ---------     ---------     --------     ---------     ---------
     Gross margin ..........................        $    (282)     $ (27,991)    $ (28,273)    $   (655)    $ (33,075)    $ (33,730)
                                                    =========      =========     =========     ========     =========     =========

OPERATING MARGIN ANALYSIS:
Total revenues and sales ...................        $   7,008      $ 191,290     $ 198,298     $ 14,480     $ 107,660     $ 122,140
                                                    ---------      ---------     ---------     --------     ---------     ---------

Operating expenses:
    Cost of services and equipment sales ...            1,162         90,130        91,292        2,669        78,475        81,144
    Operations .............................              576         46,043        46,619        1,413        36,806        38,219
    Selling and marketing ..................              658         64,756        65,414        1,668        38,517        40,185
    General and administrative .............              537         29,892        30,429        1,366        24,494        25,860
    Depreciation ...........................              521         57,581        58,102        1,426        39,553        40,979
    Amortization ...........................               --          7,661         7,661           --         7,170         7,170
                                                    ---------      ---------     ---------     --------     ---------     ---------
      Total operating expenses .............            3,454        296,063       299,517        8,542       225,015       233,557
                                                    ---------      ---------     ---------     --------     ---------     ---------
Operating income (loss) ....................        $   3,554      $(104,773)     (101,219)    $  5,938     $(117,355)     (111,417)
                                                    =========      =========                   ========     =========
Interest expense, net ......................                                        80,889                                   68,385
Gain on sale of assets .....................                                      (127,161)                                      --
Miscellaneous income .......................                                          (209)                                     (45)
                                                                                 ---------                                ---------
Loss before income taxes ...................                                       (54,738)                                (179,757)
Income tax provision .......................                                            --                                       --
                                                                                 ---------                                ---------
      Net loss .............................                                     $ (54,738)                               $(179,757)
                                                                                 =========                                =========


OTHER SUPPLEMENTAL DATA:
Subscribers at end of period ...............               --        438,226       438,226       28,037       228,654       256,691
Capital expenditures .......................        $     326      $  97,657     $  97,983     $  1,373     $ 122,661     $ 124,034


----------------

(a)       We sold our cellular operations in April 1999.

         The following discussion reflects the results of operations for our PCS and cellular lines of business. All general corporate costs have been allocated to those lines of business based on management's estimates of actual expenses incurred related to such lines of business. We sold substantially all of our cellular telephone assets on April 30, 1999.

         Postpaid PCS service revenues increased $38.6 million, or 45.3%, for the nine months ended September 30, 1999 as compared to the same period of 1998. This increase is the result of our continued PCS subscriber growth and our launch of six new PCS markets since the second quarter of 1998. Our postpaid PCS subscribers grew to approximately 319,000 at September 30, 1999, from approximately 228,000 at September 30, 1998, of which approximately 65,000 net postpaid PCS subscribers were added during the nine months ended September 30, 1999.

         RPU per postpaid PCS subscriber decreased to $49.04 for the nine months ended September 30, 1999 as compared to $55.51 for the same period of 1998. Historically, we have experienced a gradual reduction in RPU per postpaid PCS subscriber because new customers tend to choose lower fixed-rate plans and because of intense price competition among wireless carriers, which we believe are trends consistent throughout the wireless industry. During 1999, we have been offering wireless rate plans with graduated levels of bundled airtime and toll minutes and additional enhanced services and features in an effort to stimulate increased usage of higher-priced rate plans among our customers and generate additional incremental revenues.

         PCS roaming revenues (including roaming long distance) increased $1.8 million, or 73.2%, for the nine months ended September 30, 1999 as compared to the same period of 1998. This increase is due primarily to an increase in the number of roamers and usage per roamer, which is the result of our continued efforts to obtain roaming agreements with other carriers and our launch of international roaming in August, which presently includes agreements with approximately 30 countries outside North America.

         We generated $34.7 million in prepaid PCS service revenues for the nine months ended September 30, 1999, as compared to $0 for the same period of 1998, which is attributable to the introduction of our intelligent network-based prepaid service alternative in September 1998. Year-to-date RPU per prepaid PCS subscriber was $49.71, and we added approximately 78,000 net prepaid PCS subscribers for the nine months ended September 30, 1999.

         Other service revenues, which include activation fees, fees from enhanced services, co-location revenue and interconnection fees billed to LEC's for connections to our PCS and cellular networks, increased $3.7 million, or 82.2%, for the nine months ended September 30, 1999 as compared to the same period of 1998. This increase is due primarily to the increase in interconnection fees as a result of increased utilization of our PCS network by LEC's and the re-introduction of activation fees in 1999, which were waived for a substantial portion of new activations for the same period of 1998.

         Cost of services includes the cost of interconnection with LEC facilities, direct cell site costs (e.g., property taxes and insurance, site lease costs and electric utilities), PCS and cellular roaming validation (provided by third-party clearinghouses), long distance toll costs and supplementary services (such as voice mail). PCS cost of services increased $12.0 million, or 40.1%, for the nine months ended September 30, 1999, as compared to the same period of 1998. This increase primarily reflects costs related to the approximately 400 additional cell sites we placed in service since September 30, 1998, as well as increased interconnection and toll costs related to increased traffic on our expanding PCS network and increased commissions related to increases in prepaid card renewals.

         We generated a negative PCS equipment margin of 140% on $20.1 million of sales during the nine months ended September 30, 1999, as compared to a negative 215% on $15.4 million of sales for the same period of 1998. The improvement in margins reflects a continued decrease in the average cost of handsets sold, as well as our efforts to limit the subsidization of handset upgrades for existing customers. We expect to continue subsidizing the cost of handsets to consumers for the foreseeable future.

         Operations costs, which include the costs of managing and maintaining our cellular and PCS systems, customer service, credit and collections (including bad debt) and inventory management increased $9.2 million, or 25.1%, for the nine months ended September 30, 1999, as compared to the same period of 1998. Substantially all of this increase is attributable to the costs of providing customer service to the growing PCS customer base and the costs of maintaining our expanding PCS network, which was partially offset by a substantial reduction in bad debt provisions as a percent of service revenue resulting from improvements in credit and collections and fraud management, as well as the success of our prepaid service alternative.

         Selling and marketing costs increased $26.2 million, or 68.1%, for the nine months ended September 30, 1999 as compared to the same period of 1998. Substantially all of this increase is attributable to continued increases in PCS advertising and marketing costs and the expansion of our sales distribution channels, including increases in personnel, commissions and retail store locations.

         General and administrative costs increased $5.4 million, or 22.0%, for the nine months ended September 30,1999 as compared to the same period of 1998. Substantially all of this increase is attributable to increases in personnel and the related facilities costs at our corporate and regional administrative offices and information technology center.

         Depreciation and amortization increased $18.5 million, or 39.6%, for the nine months ended September 30, 1999 as compared to the same period of 1998 and consists principally of the depreciation of the PCS network and the amortization of PCS licenses. Substantially all of the increase is attributable to depreciation on network equipment associated with the approximately 400 additional cell sites that we placed in service since September 30, 1998, as well as depreciation of computer systems and infrastructure costs required to manage the administrative functions of our business. This increase was partially offset by a reduction in depreciation associated with the towers that were sold in the second quarter of 1999.

         Net consolidated interest expense increased $12.5 million, or 18.3%, for the nine months ended September 30, 1999 as compared to the same period of 1998. This increase in net interest expense resulted primarily from increased borrowing under our credit facility, an increase in our bond accretion and a decrease in interest income due to lower cash balances available for investment because of the continued expansion of our PCS business.

         We recorded a gain on sale of assets of $127.2 million for the nine months ended September 30, 1999 as compared to $0 for the same period of 1998. In April we sold our cellular telephone operations for $89 million, which resulted in a gain of $79.3 million. In June we sold 619 of our wireless transmission towers for $261.5 million, which resulted in a total gain of $133.3 million. The sale was recorded as a sale-leaseback. Accordingly, $85.5 million of the gain was deferred and will be amortized over the initial lease term of ten years as a reduction of tower rent expense.

         The effective income tax rate for the nine months ended September 30, 1999 and 1998 was 0%. We generated a net loss of $54.7 million for the nine months ended September 30, 1999 and expect to incur a net loss for the remainder of 1999 and beyond. We will not recognize the tax benefit of these operating losses until management determines that it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

         We require significant amounts of capital to fund our operations and expand our PCS business. Total capital expenditures, including capital expenditures for information technology and the support of the PCS business, totaled approximately $98 million for the nine months ended September 30, 1999. Costs associated with the PCS system buildout include tower sites, leasehold improvements, base station and switching equipment and labor expenses related to the construction of tower sites. We currently estimate that capital expenditures will total approximately $52 million for the remainder of 1999, primarily relating to the continued expansion of our PCS network, maintenance of our network service quality and billing system functionality and completion of customer service enhancement projects.

         On June 2, 1999, we and certain of our subsidiaries sold 619 of our towers, related assets and liabilities to a subsidiary of Crown Castle International Corp. for $261.5 million in cash. In connection with this sale, certain of our subsidiaries have agreed to lease space on these towers for a period of ten years, with three five-year renewal periods that the lessees may exercise at their option. On September 27, 1999, we entered into an asset purchase agreement with Crown Castle regarding the sale by us of an additional 31 towers to Crown Castle for approximately $13 million. We expect to close this transaction in the fourth quarter of 1999. On September 27, 1999, we also entered into a build-to-suit construction contract with Crown Castle that grants Crown Castle a right of first refusal to build, acquire and lease back to us up to 40 tower sites to be constructed prior to December 31, 2000.

         On April 30, 1999, we sold to Public Service Cellular, Inc. substantially all of our cellular assets for $89 million. At closing, PSC paid us $83.1 million in cash (including reimbursement for certain capital expenditures of $.3 million) and paid $6.2 million into escrow. On November 1, 1999, substantially all funds were released from escrow to us.

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

         We expect to continue to incur significant operating losses and to generate significant negative cash flows from operating activities in the future while we continue to construct our PCS system and build our customer base. Our ability to satisfy our debt repayment obligations and covenants depends upon our future performance, which is subject to a number of factors, many of which are beyond our control. Although cash interest will not be payable on our Senior Discount Notes prior to 2001, we cannot guarantee that we will generate sufficient cash flow from our operating activities to meet our debt service and working capital requirements, and we may need to refinance our indebtedness. However, our ability to refinance our indebtedness will depend on, among other things, our financial condition, the state of the public and private debt and equity markets, the restrictions in the instruments governing our indebtedness and other factors, some of which may be beyond our control. In addition, if we do not generate sufficient cash flow to meet our debt service requirements or if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us or favorable to us or our stockholders.

         During the nine months ended September 30, 1999, we used net cash of $73.9 million for operating activities as compared to $116.8 million for the same period of 1998. Operating activities for 1999 consisted primarily of $127.2 million of gain on the sale of assets, which was partially offset by $65.8 million of depreciation and amortization and $50.9 million of bond accretion on the Senior Discount Notes.

         Cash provided from investing activities was $263.8 million for the nine months ended September 30, 1999 as compared to cash used in operating activities of $130.0 million for the same period of 1998. Investing activities for 1999 consisted primarily of proceeds from the sale of assets of $350.8 million and the liquidation of short-term investments of $14.8 million, which were partially offset by capital expenditures totaling $98.0 million primarily related to the buildout of the PCS system and support systems.

         Cash provided from financing activities was $8.9 million for the nine months ended September 30, 1999 as compared to $206.2 million for the same period of 1998. Financing activities for 1999 consisted primarily of borrowings of $6.5 million under the Credit Facility.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which amends SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is, January 1, 2001 for companies with calendar-year fiscal years). SFAS 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. We do not anticipate this statement will have a material impact on our financial statements.

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

         Our assessment of internal systems included our IT systems as well as non-IT systems (which systems contain embedded technology, such as network equipment, HVAC systems and security systems containing microprocessors or other similar circuitry). Throughout Phase 1, we also requested assurances from our major suppliers, including suppliers of network hardware and software and of PCS and cellular telephones, that they are addressing the Year 2000 issue and that the suppliers' products will function properly in the year 2000. In many cases, we are relying on such assurances that new and upgraded software and hardware are or will be Year 2000 compliant. During Phase 2, we have been testing such third-party products, but cannot be sure that our tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory manner. We also contacted PCS and cellular roaming partners and local exchange carriers that carry and terminate calls on our PCS and cellular networks to determine the extent to which their interfaces with our networks are vulnerable to Year 2000 issues. These actions are intended to help identify and mitigate the possible external impacts of the Year 2000 problem. However, it is impossible to fully assess the potential external consequences on our operations in the event service interruptions occur from suppliers, roaming partners, local exchange carriers and other third parties. We may also be at risk if certain critical infrastructure services providers, such as electricity, water or telephone service providers, experience difficulties that result in disruption of service supplied to us.

         Phase 2 of the Year 2000 compliance program has included development of testing plans and remediation plans, as well as the implementation of those plans. Once Phase 2 is completed, which is expected in November

1999, we should be able to predict the potential impacts of Year 2000 noncompliance with respect to our internal systems as well as external third parties with whom we have significant relationships (e.g., vendors and suppliers).

         To date, the amount of remediation work required to address Year 2000 problems has not been, and the amount of remediation work remaining to be performed is not expected to be, extensive. Given that many of our financial and network systems have been implemented in the last few years, our management is confident that this newer equipment and software is generally Year 2000 compliant. However, we expect to continue to conduct limited Year 2000 readiness testing and to modify some of our existing hardware and software in order for our systems to function properly in the year 2000 and thereafter. As of October 31, 1999, the total costs of addressing Year 2000 issues incurred by us were approximately $7.96 million. Our management believes that the total remaining costs related to this project will not be material and will be able to be funded through cash on hand.

         We are optimistic that we will not experience a material disruption in our business as a result of Year 2000 problems in our network operations, information processing or interfacing with local exchange carriers or roaming partners. However, as part of our Phase 2 activities, we have retained a third party consulting firm that specializes in contingency planning. The most reasonably likely worst case scenario to us would involve failure of software and hardware dependencies, or critical vendors and suppliers that support the mission critical business processes identified by us during Phase 1. At this time, we are not aware of any material risks to internal dependencies and have worked closely with our critical suppliers and third party software and hardware vendors to confirm their readiness and complete end-to-end testing for Year 2000 compliance. Contingency plans are being developed and should be completed by November 30, 1999 that address the continued operations of mission critical business processes in the event of unforeseen software, hardware, or critical vendor or supplier failure. These plans are scheduled to be tested by December 15, 1999.

         As the Year 2000 project continues, we may discover additional Year 2000 problems. For example, we may not be able to develop, implement, or test remediation or contingency plans, or we may find that the costs of these activities exceed current expectations. If we fail to satisfactorily resolve Year 2000 issues related to our business in a timely manner, we could be exposed to liability from third parties which could have a material adverse effect on our business, financial condition or results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to our intent, belief or current expectations, or that of our directors or officers. In this Report, we may have made forward-looking statements with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth and operating strategies; and (iv) our anticipated capital needs and capital expenditures. These statements can sometimes be identified by our use of forward-looking words such as "believe," "may," "will," "anticipate," "estimate," "continue," "expect," "could," "should," "would" or "intend." We caution investors that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital, risks associated with the selection of our PCS digital protocol, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for our products and services to be commensurate with our management's expectations or past experience, the impact of present or future laws and regulations on our business, changes in operating expenses or the failure of operating and buildout expenses to be consistent with our management's expectations and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in our previous filings with the Securities and Exchange Commission, including the "Risk Factors" section of our Registration Statement on Form S-3 (Registration No. 333-84951), as declared effective by the Securities and Exchange Commission on September 24, 1999.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            We pay a quarterly dividend of 6.5% per annum on our Series E 6.5% Cumulative Convertible Preferred Stock (the "Series E Preferred") and Series F 6.5% Cumulative Convertible Preferred Stock (the "Series F Preferred"). Although the terms of the Series E Preferred and Series F Preferred allow us to pay these dividends in stock or in cash, we are prohibited from paying cash dividends for the foreseeable future because of restrictions contained in our credit facility and the indentures relating to our outstanding bonds. Therefore, we intend to pay these quarterly dividends in common stock for the foreseeable future. In July 1999, we issued 56,484 shares of our common stock to SCANA Communications, Inc., who owns all of our Series E Preferred, and 56,484 shares of common stock to ITC Wireless, Inc., who owns all of our Series F Preferred, in payment of the quarterly dividends owed on June 15, 1999.

ITEM 5. OTHER EVENTS

         On September 22, 1999, The Huff Alternative Income Fund, L.P. ("Huff"), which purchased 50,000 shares of our Series C Convertible Preferred Stock (the "Series C Preferred") on June 5, 1997, converted all of these shares of Series C Preferred into 1,764,706 shares of common stock. The resale of these shares of common stock has been registered on Form S-3 (Registration No. 333-84951), and Huff may offer and sell these shares from time to time. We will not receive any proceeds from the sale of these shares.

         On September 15, 1999, Sonera Ltd. ("Sonera") purchased 100,000 shares of our Series A Convertible Preferred Stock (the "Series A Preferred") from Ericsson Inc., which originally purchased the Series A Preferred from us on June 28, 1996. Through its ownership of the Series A Preferred shares, Sonera beneficially owns approximately 14% of our outstanding common stock.

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


                            POWERTEL, INC.


November 12, 1999           /s/ Allen E. Smith
                            ----------------------------------------------------
                            Allen E. Smith
                            President and Chief Executive Officer



November 12, 1999           /s/ Fred G. Astor
                            ----------------------------------------------------
                            Fred G. Astor, Jr.
                            Executive Vice President and Chief Financial Officer
                            (Chief Accounting Officer)