Form 10-K
period 1999-12-31
POWERTEL INC /DE/
filed 2000-03-29
CIK 876318

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 1999

                                       or

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of $80.00 on March 27, 2000, as reported on the Nasdaq Stock Market's National Market, was approximately $1,306,429,000. As of March 27, 2000, the Registrant had 30,937,441 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                               INDEX TO FORM 10-K

                                                                                                                      Page
                                                                                                                      ----

PART I

Item 1            Business ...........................................................................................  2
Item 2            Properties .........................................................................................  9
Item 3            Legal Proceedings ..................................................................................  9
Item 4            Submission of Matters to a Vote of Security Holders ................................................  9

PART II

Item 5            Market for Common Equity and Related Stockholder Matters ........................................... 10
Item 6            Selected Financial Data ............................................................................ 11
Item 7            Management's Discussion and Analysis of Financial Condition and Results of Operations .............. 13
Item 7A.          Quantitative and Qualitative Disclosures About Market Risks ........................................ 21
Item 8            Financial Statements and Supplementary Data ........................................................ 21
Item 9            Changes and Disagreements with Accountants in Accounting and Financial Disclosures ................. 21

PART III

Item 10.          Directors and Executive Officers of the Registrant ................................................. 21
Item 11.          Executive Compensation ............................................................................. 21
Item 12.          Security Ownership of Certain Beneficial Owners and Management ..................................... 22
Item 13.          Certain Relationships and Related Transactions ..................................................... 22

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K .................................... 22

Signatures        .................................................................................................... 29

                                     PART I

ITEM 1.  BUSINESS

         Unless otherwise indicated, all population data set forth herein is based on the 1999 Paul Kagan Associates, Inc. Cellular/PCS POP Book, and all industry data set forth herein is based upon information compiled by the Cellular Telecommunications Industry Association and/or Paul Kagan Associates, Inc.

         We provide digital wireless personal communications services ("PCS") in the southeastern United States under the name "Powertel." Our licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.4 million people. We hold licenses to serve the Major Trading Areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama, as well as 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee. We hold 30 MHz of spectrum in our MTA markets, and we hold 20 MHz of spectrum in all of our BTA markets except for the Knoxville, Tennessee BTA, where we hold a license for 10 MHz of spectrum. We have one of the largest contiguous licensed PCS footprints in the southeastern United States.

         We introduced our services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, have launched our services in a total of 34 markets in the Southeast. In most of these markets, we were the first to offer PCS services commercially. As of December 31, 1999, we had approximately 341,000 postpaid subscribers and 205,000 prepaid subscribers.

         On April 30, 1999, we sold substantially all of our cellular assets in western Georgia and eastern Alabama to Public Service Cellular, Inc. for approximately $89 million in cash. This transaction constituted the sale of all of our cellular telephone operations. On June 2, 1999, we and certain of our subsidiaries sold 619 of our communications towers to a subsidiary of Crown Castle International Corp. for approximately $262 million in cash. In connection with this sale, certain of our subsidiaries agreed to lease space on these towers for a period of ten years, with three five-year renewal periods that may be exercised at the lessee's option. On December 2, 1999, we and certain of our subsidiaries sold an additional 31 tower sites to Crown Castle for approximately $13 million in cash. We have also entered into a contract with Crown Castle under which they will provide us with build-to-suit tower construction services through December 31, 2000.

THE WIRELESS TELECOMMUNICATIONS INDUSTRY

         Since 1983, the demand for wireless telecommunications services has grown dramatically as cellular, paging and other emerging wireless communications services have become widely available and increasingly affordable. Service revenues for the wireless telephone industry reached approximately $43 billion in 1999, as compared to approximately $364 million in 1985. The number of wireless telephone subscribers nationwide has grown from approximately 680,000 in 1986 to more than 88.7 million in 1999.

         Analog cellular services are the most widely deployed two-way wireless services available today. However, analog cellular systems transmit voice and data signals by means of one continuous electronic signal that varies in amplitude or frequency over a single radio channel. In contrast, digital systems, including the systems used to provide PCS, transmit signals as a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This increased capacity, along with other enhancements in digital protocols, allows digital-based wireless technologies to offer new and enhanced services, including greater call privacy and single number (or "find me") service, and more robust data transmission features, including "mobile office" applications such as facsimile and e-mail.

         Although PCS and cellular networks use similar technologies and hardware, they are incompatible because they operate on different frequencies and utilize different signaling protocols. We began marketing dual-mode handsets capable of receiving and transmitting over both analog cellular and GSM-based PCS networks in December 1998. Our dual-mode service provides automatic delivery of calls over analog cellular systems to our PCS subscribers roaming in areas where GSM-based PCS service is not available and where we have a roaming agreement with the analog cellular provider.

         PCS systems in the U.S. operate under one of three digital transmission protocols -- GSM, CDMA or TDMA. These protocols are incompatible with each other. Our network uses GSM, which is the leading digital wireless technology in the world with over 254 million subscribers worldwide. We are also a member of the GSM Alliance L.L.C., a consortium of 16 PCS carriers which offer PCS service using the GSM protocol in nearly 4,000 cities and towns throughout the U.S. Through the GSM Alliance, we allow our subscribers to roam in most major metropolitan areas in the U.S. and Canada. GSM Alliance members include us, Aerial, Airadigm, BellSouth Mobility DCS, the GSM subsidiary of BellSouth Corporation, Conestoga Wireless, Cook Inlet PCS, DiGiPH PCS, Iowa Wireless Services, Microcell Connexions, NPI Wireless, Pacific Bell Mobile Services, SOL Communications, Telemetrix Technologies, TWS, VoiceStream and Wireless 2000 PCS. We offer a single roaming rate to our subscribers when roaming on any GSM network throughout the U.S. and Canada and have launched our new 50-State Rates allowing our subscribers to roam on any GSM network in the U.S. where we have a reciprocal roaming agreement at no extra charge.

         While the three existing PCS protocols are incompatible, there is an ongoing debate focused on determining the next generation of worldwide wireless standards. Controversy exists over whether world standards organizations, such as the European Telecommunications Standards Institute ("ETSI") and the International Telecommunications Union, should dictate a single standard for third generation ("3G") wireless services. The leading protocols under consideration include W-CDMA, which is a GSM-based version of next generation wideband CDMA technology supported by the GSM Alliance, and CDMA2000, which is a narrowband, I-95 CDMA-based 3G technology supported by certain U.S. manufacturers. This debate has become highly visible in international politics. ETSI, which has advocated W-CDMA as the European 3G standard, is being challenged by other standards bodies and the United States as being isolationist and precluding non-European manufacturers from a significant marketplace in the future. The GSM Alliance is actively lobbying for the adoption of multiple standards for 3G wireless, much like the co-existing standards for second generation wireless today. However, these international standards debates could have a significant impact upon the future of GSM carriers in the event that a standard or family of standards are adopted that have limited backwards compatibility with existing GSM networks.

OUR OPERATIONS

         Markets. Our licenses cover approximately 246,000 contiguous square miles in portions of the following 12 states: Alabama; Arkansas; Florida; Georgia; Illinois; Indiana; Kentucky; Louisiana; Mississippi; Missouri; South Carolina; and Tennessee. Our markets include approximately 24.4 million people. We currently provide PCS services in the 34 markets where we have completed our initial buildout. Generally, our "initial buildout" of a licensed territory includes the construction of cell sites: (a) in metropolitan areas with a population greater than 100,000 people; (b) in smaller cities that, due to location or demographics, we consider to be strategically important; and (c) along the major highway corridors connecting these areas. We have completed the initial buildout of our PCS system in the following cities:

         GEORGIA                  TENNESSEE                     ALABAMA
         -------                  ---------                     -------

         Athens                   Chattanooga                   Anniston
         Atlanta                  Jackson                       Auburn-Opelika
         Augusta                  Memphis                       Birmingham
         Brunswick                Nashville                     Decatur
         Columbus                                               Dothan
         Dalton                                                 Florence
         Gainesville              MISSISSIPPI                   Gadsden
         LaGrange                 -----------                   Huntsville
         Macon                                                  Montgomery
         Savannah                 Jackson                       Tuscaloosa
         West Point               Tupelo

         FLORIDA                  SOUTH CAROLINA                KENTUCKY
         -------                  --------------                --------

         Gainesville              Aiken                         Bowling Green
         Jacksonville             Hilton Head                   Frankfort
         Panama City              North Augusta                 Lexington
         St. Augustine                                          Louisville
         Tallahassee

We also offer service along the major highway corridors connecting all of our markets. Based on subscriber demand and competitive factors, we intend to continue the buildout of our PCS system to enhance and expand our coverage. As of December 31, 1999, we had a total of approximately 546,000 post paid and prepaid subscribers.

         Strategy. Our strategy is to:

         - expand our subscriber base by providing wireless services of the highest quality, functionality and value;

         - offer a broad range of services, including enhanced services and mobile data services;

         - expand our regional market presence by managing and affiliating with other PCS licensees, as well as potentially acquiring additional strategic PCS licenses and other PCS providers; and

         - provide our subscribers with the ability to receive service in areas outside of our service area, including internationally, by entering into additional roaming agreements.

We intend to achieve significant market penetration by aggressively marketing competitively priced PCS services, including enhanced services not currently provided by analog or digital cellular operators, and by providing superior customer service. We intend to remain a low-cost provider of PCS services by generating economies of scale through our operation in contiguous market areas and our focus on subscriber acquisition and retention.

         Services. Our service offerings currently consist of a full range of wireless telecommunications services, including enhanced features and services not generally provided by analog or digital cellular operators, which include:

         -        secure communications;

         - sophisticated call management incorporating features such as caller I.D. and call forwarding;

         -        enhanced battery life; and

         - a short message service which allows subscribers to send and receive alphanumeric and text messages on their handsets.

In addition, we have expanded our service offerings to include alternative line service, international roaming and some data and information services, including mobile e-mail. In the future, we intend to offer single number service, home zone billing, virtual private network services and fixed wireless services that could serve as the subscriber's primary mode of telecommunication, as well as real-time high speed access to the Internet to facilitate content delivery, wireless commerce and personalized information services.

         We provide prepaid services through an advanced intelligent network platform that allows real-time addition to and declination of a subscriber's account. Prepaid subscribers are not required to apply for credit and may purchase prepaid vouchers to increase their account balance at any time.

         Our postpaid subscribers who subscribe to a calling plan with a $50 or higher monthly access fee may call anywhere in the U.S. from our service area with no additional long distance charges. Regular airtime rates apply. In July 1999, we launched our new 50-State Rates which offer our subscribers flat-rate pricing for local, long-distance and roaming calls on any GSM network in the U.S. where we have a reciprocal roaming arrangement. We also offer dual-mode services for an additional charge of $5 per month. We change our service offerings and pricing from time to time.

         Roaming. Our subscribers may roam outside their "local" markets anywhere within our PCS coverage area without being assessed daily access fees or increased airtime usage rates. Some of our roaming partners own licenses in MTAs and BTAs that are contiguous to our PCS markets, which increases the size of the contiguous geographic area where our subscribers can use their handsets. We provide GSM roaming services outside of our service area at a single roaming rate which is lower than rates traditionally offered by most cellular providers. In addition, our 50-State Rates offer flat-rate prices on any GSM network in the U.S. where we have a reciprocal roaming arrangement. GSM service is currently available in nearly 4,000 cities and towns in the U.S. We have also entered into roaming agreements with international GSM providers, primarily through our membership in the GSM Alliance, which allow subscribers to roam internationally either through the use of subscriber identity module cards or multi-frequency handsets on "world phones."

         System Buildout. Although we have completed the initial buildout of our PCS system, we continue to build out our existing markets for increased coverage and capacity needs, and we are planning to build out some secondary cities within our licensed footprint. Generally, we select sites on the basis of their coverage of targeted subscribers, the cost to construct the site and on frequency propagation characteristics. In many cases, we must obtain zoning approval prior to constructing a site. For new sites, our experience indicates that the site acquisition process can take three to twelve months. Once we acquire a site and obtain the requisite governmental approval, preparation of the site, including grounding, ventilation and air conditioning, equipment installation, testing and optimization, generally requires an additional two to four months.

         Customer Service. We recognize that superior customer service is vital to minimizing subscriber churn and to the long-term success of our business. We try to ensure that our PCS subscribers are fully introduced to our service offerings, that they understand how to use their handsets and features and that they receive prompt and reliable service from our customer service representatives. We provide subscribers with toll-free access to our customer service representatives 24 hours a day, seven days a week. In addition, subscribers can reach a customer service representative from their handsets (with no airtime charge) by dialing 611. Our inbound customer service organization is located in one call center in Jacksonville, Florida so that we can serve our subscribers more efficiently.

         Sales, Marketing and Distribution. We market our services primarily through:

         -        our direct sales force;

         -        retail stores and kiosks which we operate;

         - a network of independent agents, each of which has a retail store presence;

         -        mass merchandisers, such as Best Buy, Sam's Club and Circuit
                  City; and

         -        a limited amount of direct mail advertising.

In addition to traditional distribution channels, we market our PCS services through the Internet, including through our Web site which includes an on-line retail store where potential subscribers may apply for services, purchase handsets and accessories and review their account and billing information. We support our marketing activities with local and regional radio, television and print advertising.

         Our direct and retail store sales force currently consists of approximately 700 employees. We train our sales employees to understand our products and services, so that they can provide extensive information to prospective subscribers. We generally link sales commissions to subscriber revenue and subscriber retention.

         We also negotiate volume discounts from manufacturers of handsets and pass a substantial portion of the discount on and further subsidize the cost of these handsets to our subscribers, sales agents and distributors. Although we subsidize a portion of most handset purchases, even after this subsidy, our handsets are generally more expensive to subscribers than cellular handsets. We offer over-the-air activation whereby a subscriber can initiate service by purchasing a handset from any of our distribution channels and pressing any key on the handset to reach Powertel customer service. During this call, the customer service representative can obtain all necessary subscriber information and conduct a credit scoring assessment or, if the subscriber has chosen the prepaid plan, the customer service representative can activate the subscriber's handset immediately. At this time, we do not require our PCS subscribers to sign long-term service contracts.

         In marketing our services, we emphasize the enhanced features and favorable pricing of our services. We also promote the improved call security of our PCS system, which we believe encourages users to make confidential calls that they might not otherwise make on an analog cellular telephone. We also expect that the services offered by PCS operators will eventually be capable of replacing some traditional landline telephone services. The potential for increased PCS penetration of the landline market was enhanced by the 1996 Telecommunications Act, which requires local exchange carriers to interconnect with other telecommunications providers like us at just and reasonable rates that are based on costs of providing the interconnection.

DISPOSITION OF OUR CELLULAR ASSETS

         On April 30, 1999, we and our wholly-owned subsidiaries, ICEL, Inc. and InterCel Licenses, Inc., sold and assigned to Public Service Cellular, Inc. substantially all of our assets and rights relating to our cellular business in eastern Alabama and western Georgia, including FCC licenses to provide cellular and microwave service in this area. Through this transaction, we sold all of our cellular telephone operations. At closing, PSC paid us approximately $83 million in cash (including reimbursement for certain capital expenditures of $.3 million) and paid $6.2 million into escrow. On November 1, 1999, substantially all funds were released to us from escrow. We recorded a gain of $79.3 million on the sale.

DISPOSITION OF SOME OF OUR TOWER ASSETS

         On June 2, 1999, we, together with some of our wholly-owned subsidiaries, sold and transferred to Crown Castle 619 of our towers, related assets and liabilities. At the closing, Crown Castle paid us approximately $262 million in cash, which equals approximately $423,077 per site. We also gave Crown Castle a $383,000 credit against the aggregate purchase price as consideration for Crown Castle's acceptance of towers with site leases which may require revenue received from us or our affiliates to be shared with the site lessors.

         Also on June 2, 1999, pursuant to master site agreements, we and certain of our subsidiaries agreed to pay Crown Castle monthly rent of $1,800 per tower for the continued use of the space that we or our affiliates occupied on the towers prior to the closing. Monthly payments under the individual site leases are subject to increase based on an agreed upon schedule and if and when we or our affiliates add equipment to a site. In any event, the monthly rent, including additional rents related to the addition of equipment, will be increased on each fifth anniversary of each site lease up to an amount that is 115% of the monthly rent paid during the preceding five-year period. The term of each site lease is ten years. We have the right to extend any site lease for up to three additional five-year periods. Each site lease will automatically renew for an option term unless we or our affiliates notify Crown Castle of our intent not to renew at least 180 days prior to the end of the then current term.

         On December 2, 1999, we sold and transferred an additional 31 towers to Crown Castle for approximately $13 million. We recorded an aggregate realized gain of $49.9 million in 1999 on these two sales, and we will amortize an aggregate deferred gain of $88.3 million over the 10-year lease term.

         In September 1999, we entered into a build-to-suit construction contract with Crown Castle that grants Crown Castle a right of first refusal to build, acquire and lease back to us up to 40 tower sites to be constructed prior to December 31, 2000.

COMPETITION; OTHER TELECOMMUNICATIONS TECHNOLOGIES

         Competition in the wireless communications business is intense, and we expect it to continue to increase as a result of the entrance of new competitors and the development of new technologies, products and services. Each of the markets in which we compete is or will be served by multiple other wireless service providers, including cellular, PCS and other wireless operators and resellers.

         We compete directly with several other PCS providers, including BellSouth Mobility, GTE Wireless, Sprint PCS and AT&T Wireless, in our PCS markets. The FCC continues to auction additional licenses for wireless services, which may allow more competitors to enter the marketplace. We expect that existing wireless service providers in our PCS markets will continue to upgrade their systems. Some of these providers have been operational for a number of years and have significantly greater financial and technical resources than those available to us. Our wireless competitors include AT&T Wireless, AirTouch, BellSouth Mobility, GTE Mobilnet, Alltel, Nextel, Price Communications Wireless and Sprint PCS. Two of our PCS competitors, AT&T Wireless and Sprint PCS, claim a national digital network which some subscribers may view as an advantage. We, however, continue to believe that our large contiguous regional footprint, combined with our GSM and analog roaming agreements, allow us to effectively compete against these competitors.

         Continuing technological advances in telecommunications, and FCC policies encouraging the development of new spectrum-based technologies, make it impossible to predict the extent of future competition. The 1996 Telecommunications Act alters regulatory and industry barriers which for years deterred easy competition within and between telecommunications markets. The amended statute and related FCC rulemakings are expected to continue to open new avenues for competitive offerings of wireless, wireline and hybrid services.

         Since the introduction of PCS and enhanced specialized mobile radio ("ESMR"), the two-way wireless services industry has experienced a downward trend in market prices. We anticipate that this trend will continue in the future due to increased competition. We compete to attract and retain subscribers principally on the basis of our service offerings and pricing, our customer service and our large contiguous footprint. Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors, which could adversely affect our operating margins.

         Beginning March 23, 1999, the FCC re-auctioned additional PCS licenses (including licenses reserved for small businesses) which, for various reasons, had been returned to the FCC. These licenses were for varying amounts of spectrum, ranging from 10 MHz to 30 MHz. While we did not participate directly in this auction, we provided certain financing, subject to restrictions, to a qualified small business, Eliska Wireless, Inc., that acquired licenses for 15 MHz of spectrum in each of the Knoxville, Tennessee BTA and the Kingsport/Johnson City/Bristol, Tennessee BTA.

REGULATION OF WIRELESS TELECOMMUNICATIONS SYSTEMS

         The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the United States pursuant to the Communications Act of 1934, as amended, and the rules, regulations and policies promulgated by the FCC. Additional regulatory authority over PCS providers is granted to the FCC by the Budget Act and the 1996 Telecommunications Act.

         Under the Communications Act, the FCC is authorized to establish regulations governing the interconnection of PCS systems with wireline and other wireless carriers, allocate channels and frequencies, grant or deny license renewals and applications for transfer of control or assignment of PCS licenses, monitor the foreign ownership of PCS licenses, and impose fines and forfeitures for any violations of FCC regulations. The

1996 Telecommunications Act and ongoing FCC rulemakings have led to new regulations concerning interconnection of networks. The 1996 Telecommunications Act also permits the FCC to lift regulations where they are no longer necessary in the public interest.

         Licensing of PCS. The FCC has divided the United States and its possessions and territories into PCS markets made up of 493 BTAs and 51 MTAs. Each MTA consists of at least two BTAs. Numerous licensees may compete in each PCS service area. The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. Under the FCC's rules, a broadband PCS licensee may own combinations of licenses (e.g., one MTA (30 MHz) and one BTA (10 MHz)) with total aggregate spectrum of up to 45 MHz in a single geographic area. All PCS licenses are granted for a ten-year period, at the end of which they must be renewed. Licenses may be revoked at any time for cause, including failure to meet certain buildout requirements imposed by the FCC on all PCS licensees.

         The FCC has recently announced that it intends to conduct an auction for certain PCS licenses related to the bankruptcy of Nextwave Wireless, Inc. beginning in July 2000. We may participate in this auction in order to obtain additional spectrum which would enhance our current licensed footprint.

         Other FCC Requirements. The FCC also imposes requirements on our operations with respect to interconnection to other telecommunications providers, the provision of 911 and enhanced 911 services, mandatory contributions to the FCC's universal service fund, obligations to allow resale of our services, and other technical and reporting matters.

         Other Federal Regulations. Wireless systems are subject to Federal Aviation Administration regulations relating to the location, lighting and construction of wireless transmitter towers and antennas and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. We use common carrier point-to-point microwave and traditional landline facilities to connect our cell sites and to link them to our main switching offices. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters and service.

         State and Local Regulation. In 1993, Congress amended the Communications Act to preempt state or local regulation of the entry of, or the rates charged by, any commercial or private mobile radio service provider. Notwithstanding this preemption, a state may petition the FCC for authority to begin regulating or to continue regulating commercial mobile radio service ("CMRS") rates. Petitioners must demonstrate that existing market conditions cannot protect consumers from unreasonable and unjust rates or that the service is a replacement for traditional wireline telephone service for a substantial portion of the wireline service within the state. So far, the states in which we currently provide or plan to provide service (Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, South Carolina and Tennessee) either have not sought to regulate these matters or, in the case of Louisiana, the FCC has denied their petition to regulate.

         States are not, however, prohibited from regulating other terms and conditions of CMRS, such as service quality, billing procedures and consumer protection standards. In addition, the siting and construction of transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use and other regulations.

EMPLOYEES AND AGENTS

         As of December 31, 1999, we had approximately 2,100 employees. We anticipate that the continued development of our PCS system will require us to continue to hire a substantial number of new employees. None of our employees is represented by a labor organization, and we consider our employee relations to be good.

ITEM 2.  PROPERTIES

         We maintain our 28,000 square foot corporate headquarters and network operations center in West Point, Georgia and lease an additional 10,000 square feet of office space from KNOLOGY, Inc. and approximately 10,000 square feet of office space from ITC DeltaCom, Inc. Additionally, our information technology center is located in leased space in Atlanta, Georgia, and we have a call center in Jacksonville, Florida. In connection with our PCS system, we lease space for regional headquarters and switch facilities in the following cities:
Birmingham, Alabama; Memphis, Tennessee; Jacksonville, Florida; Atlanta, Georgia; Nashville, Tennessee; and Louisville, Kentucky. The Atlanta MTA leases two separate switching facilities, both of which are located in the city of Atlanta but in separate locations. The Birmingham MTA leases additional space in Jackson, Mississippi to accommodate its sales and operations personnel. We also lease warehouse space in Oneonta, Alabama for network equipment and cell site equipment related to the buildout of our PCS system.

         We also currently lease retail space for 35 Powertel retail stores in the Atlanta market, 15 in the Birmingham market, eight in the Memphis market, 14 in the Jacksonville market, seven in the Nashville BTA market and ten in the other BTA markets. We lease a 55,500 square foot building in LaGrange, Georgia with warehouse and office space for our inventory and distribution activities. We also lease land, rooftop space or tower space for a significant number of our approximately 1,630 PCS cell sites.

         We believe that all of our properties are well maintained.


ITEM 3.  LEGAL PROCEEDINGS

         We are subject from time to time to legal proceedings that arise out of our business operations, including service, billing and collection matters. Although the actual damages sought in such legal proceedings are generally small, certain of these legal proceedings may seek punitive damages and/or attempt to be certified as class actions. While we do not expect such legal proceedings to have a material adverse effect on our business operations, no assurance can be given that the resolution of any or all of such legal proceedings will not have a material adverse effect on our business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During 1999, we only submitted matters to a vote of our stockholders at our 1999 annual meeting of stockholders held on May 20, 1999. We previously reported on such matters.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Price Range of Common Stock. Our common stock is currently traded on the Nasdaq Stock Market's National Market System under the symbol "PTEL." As of March 27, 2000, there were approximately 310 holders of record of our common stock.

         The high and low sales prices for each full quarterly period of 1999 and 1998 are as follows:

                   1999                             HIGH           LOW
                  ------                         ----------     ----------

                  First quarter                  $    17.75     $    12.31
                  Second quarter                      32.50          13.38
                  Third quarter                       59.00          28.63
                  Fourth quarter                     105.00          50.86

                   1998                             HIGH           LOW
                  ------                         ----------     ----------

                  First quarter                  $    25.06     $    16.75
                  Second quarter                      24.13          15.75
                  Third quarter                       21.25           9.63
                  Fourth quarter                      16.25           9.31

         Dividend Policy. We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations. Our Series E 6.5% Cumulative Convertible Preferred Stock (the "Series E Preferred") and Series F 6.5% Cumulative Convertible Preferred Stock (the "Series F Preferred") pay a 6.5% annual dividend quarterly in common stock or cash. However, we are prohibited from paying cash dividends for the foreseeable future because of restrictions contained in our indentures relating to our public bonds and our credit agreement covering certain equipment purchases from Ericsson Inc. To date, we have issued an aggregate of 814,758 shares of common stock as dividends on the Series E Preferred and Series F Preferred.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial information for Powertel as of and for each of the years in the five-year period ended December 31, 1999. Arthur Andersen LLP has audited our consolidated financial statements. Our stockholders should read the selected financial information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto and other financial and operating information included elsewhere in this Report.

                                                                              YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------------
                                                      1999             1998             1997             1996             1995
                                                  ------------     ------------     ------------     ------------     ------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

STATEMENT OF OPERATIONS DATA:
Service revenues .............................    $    254,051     $    152,275     $     62,745     $     31,875     $     25,384
Equipment sales ..............................          29,360           23,161           16,171            7,250            3,928
                                                  ------------     ------------     ------------     ------------     ------------
     Total revenues and sales ................         283,411          175,436           78,916           39,125           29,312
                                                  ------------     ------------     ------------     ------------     ------------
Cost of services .............................          59,183           42,777           28,277            5,811            2,394
Cost of equipment sales ......................          73,526           79,144           45,318           11,653            3,127
Operations expenses ..........................          64,269           56,522           23,989            9,927            3,596
Selling and marketing expenses ...............          99,012           63,936           41,409           13,301            4,280
General and administrative expenses ..........          44,184           37,639           25,742           16,963            4,218
Depreciation .................................          78,968           57,938           42,747            5,887            2,741
Amortization .................................          10,212            9,716            6,535            4,214            2,360
                                                  ------------     ------------     ------------     ------------     ------------
     Total operating expenses ................         429,354          347,672          214,017           67,756           22,716
                                                  ------------     ------------     ------------     ------------     ------------
         Operating (loss) income .............        (145,943)        (172,236)        (135,101)         (28,631)           6,596
Interest expense (income), net(a) ............         108,183           93,656           42,564           (3,175)           1,657
Gain on sale of assets(b) ....................        (129,172)              --          (41,912)              --               --
Miscellaneous (income) expense ...............            (288)             (62)            (585)           1,226             (295)
                                                  ------------     ------------     ------------     ------------     ------------
     (Loss) income before income taxes
         and cumulative effect ...............        (124,666)        (265,830)        (135,168)         (26,682)           5,234
Income tax (benefit) provision ...............              --               --               --           (1,654)           2,230
                                                  ------------     ------------     ------------     ------------     ------------
     (Loss) income before cumulative effect...        (124,666)        (265,830)        (135,168)         (25,028)           3,004
Dividends on cumulative convertible,
     redeemable preferred stock ..............          (9,750)          (5,010)              --               --               --

     Net (loss) income attributable to common
       stockholders before cumulative effect..        (134,416)        (270,840)        (135,168)         (25,028)           3,004
Cumulative effect of change in accounting
     principle, net of tax(c) ................              --               --               --           (2,583)              --
                                                  ------------     ------------     ------------     ------------     ------------
         Net (loss) income attributable to
              common stockholders ............    $   (134,416)    $   (270,840)    $   (135,168)    $    (27,611)    $      3,004
                                                  ------------     ------------     ------------     ------------     ------------

Earnings (loss) per share:
Net (loss) income attributable to common
     stockholders before cumulative effect
     of change in accounting principle .......    $      (4.75)    $     (10.02)    $      (5.04)    $      (1.00)    $       0.30
Cumulative effect of change in
     accounting principle ....................              --               --               --            (0.10)              --
                                                  ------------     ------------     ------------     ------------     ------------
Basic and diluted (loss) income
     per common share ........................    $      (4.75)    $     (10.02)    $      (5.04)    $      (1.10)    $       0.30
                                                  ------------     ------------     ------------     ------------     ------------

OTHER FINANCIAL AND OPERATING DATA:
EBITDA(d) ....................................    $    (56,763)    $   (104,582)    $    (85,819)    $    (18,530)    $     11,697
Capital expenditures .........................         130,816          207,292          291,849          233,551            7,661
Cellular subscribers at end of period(e) .....              --           28,989           25,848           47,617           38,582
Net cellular population equivalents(f) .......              --          295,600          295,600          737,800          732,900
PCS subscribers at end of period .............         546,364          295,295          118,757           14,892               --
Net PCS population equivalents(f) ............      24,425,900       24,425,900       24,292,400       17,460,000               --

                                                                                    DECEMBER 31,
                                                  --------------------------------------------------------------------------------
                                                      1999             1998             1997             1996             1995
                                                  ------------     ------------     ------------     ------------     ------------
                                                                              (DOLLARS IN THOUSANDS)

BALANCE SHEET DATA:
Working capital ..............................    $    357,953     $    226,861     $    313,722     $    256,349     $        977
Property and equipment, net ..................         561,110          642,404          491,750          251,269           18,066
Licenses, goodwill and other intangibles,
      net.....................................         400,587          407,998          416,252          388,634           24,904
Total assets .................................       1,439,795        1,380,578        1,378,592          947,117           74,330
Long-term obligations ........................       1,253,845        1,108,070          969,014          504,065           29,411
Retained earnings (accumulated deficit) ......        (563,190)        (428,774)        (157,934)         (22,766)           4,845
Stockholders' (deficit) equity ...............         (69,857)          50,331          317,816          407,007           36,674

------------------------

(a) For the years ended December 31, 1999, 1998, 1997 and 1996, interest income was $18.9 million, $19.5 million, $21.0 million and $17.3 million, respectively. This excludes capitalized interest of $1.9 million, $22.1 million and $29.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. We did not have interest income or capitalized interest for the year ended December 31, 1995 and did not capitalize interest for the year ended December 31, 1999. During the construction of the PCS system, the cost of the PCS licenses and the costs related to the construction expenditures are considered to be assets qualifying for interest capitalization under FASB Statement No. 34 "Capitalization of Interest Cost."
(b) During the year ended December 31, 1999, we sold substantially all of our remaining cellular telephone assets for $89.3 million and 650 of our wireless towers for $274.6 million, resulting in an aggregate realized gain of $129.2 million. During the year ended December 31, 1997, we sold substantially all of our cellular telephone assets in the State of Maine for $77.2 million, resulting in a gain of $41.9 million.
(c) During 1996, we changed our method of accounting for costs incurred in connection with certain promotional programs under which subscribers receive discounted cellular equipment or airtime usage credits. Under our previous accounting method, all such costs were deferred and amortized over the life of the related non-cancelable cellular telephone service agreement. Under the new accounting method, the costs are expensed as incurred.
(d) EBITDA represents operating (loss) income before depreciation and amortization. EBITDA is provided because it is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.
(e) Cellular subscribers at end of period include 20,288 and 25,456 subscribers of Unicel in the State of Maine for the periods ended December 31, 1995 and 1996, respectively.
(f) Net population equivalents means the estimated population of the license market area multiplied by the percentage ownership of the license. For the periods ended December 31, 1995 and 1996, net cellular population equivalents include 442,000 and 442,200 population equivalents, respectively, from Unicel's license market areas (including Maine RSA 2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We provide PCS services in the southeastern United States under the name "Powertel." Our PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.4 million people. We hold licenses to serve the Atlanta, Georgia MTA, the Jacksonville, Florida MTA, the Memphis, Tennessee/Jackson, Mississippi MTA and the Birmingham, Alabama MTA and 13 BTAs in Kentucky and Tennessee. We hold 30 MHz of spectrum licensed for PCS in the MTA Markets, and we hold 20 MHz of spectrum licensed for PCS in all of the BTA Markets except for the Knoxville, Tennessee BTA, where we hold a license for 10 MHz of spectrum. We have one of the largest contiguous licensed PCS footprints in the southeastern United States.

         We introduced our PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, have launched our PCS services in a total of 34 markets in the Southeast. As of December 31, 1999, we had approximately 341,000 postpaid PCS subscribers and 205,000 prepaid PCS subscribers.

         On April 30, 1999, we sold substantially all of our cellular telephone assets to Public Service Cellular, Inc. for $89.3 million. Prior to that sale, we provided cellular telephone service in contiguous portions of eastern Alabama and western Georgia under the name "InterCel."

         On June 2, 1999, we sold 619 of our towers, related assets and liabilities to a subsidiary of Crown Castle International Corp. for $261.5 million in cash. In connection with this sale, we agreed to lease space on these towers for a monthly rent of $1,800 per tower for an initial lease term of ten years, with three five-year renewal periods that we may exercise at our option. On September 27, 1999, we also entered into a build-to-suit construction contract with Crown Castle that grants Crown Castle a right of first refusal to build, acquire and lease back to us at a rent of $1,800 per month up to 40 tower sites to be constructed prior to December 31, 2000. On December 2, 1999, we sold an additional 31 towers to Crown Castle under substantially similar terms as the June sale for $13.1 million in cash.

         We incurred a net loss of $124.7 million for the year ended December 31, 1999, primarily as a result of the significant costs required to maintain our expanding PCS network, the hiring and management of required personnel to operate our business and market our services, the subsidization of handsets to our subscribers and the depreciation of PCS equipment and amortization of the PCS licenses. We expect to continue incurring operating losses beyond 1999 as we continue to expand and enhance our PCS network, increase our subscriber base and subsidize the cost of handsets to our subscribers.

         Until recently, average revenues per subscriber in the wireless industry have declined, which we believe is the result of the addition of new subscribers on lower-priced rate plans, as well as intensified competition within the wireless industry. We believe the effects of these trends on our earnings will be mitigated by a corresponding increase in the number of wireless subscribers who desire additional value-added services primarily in the data area and our continued focus on offering products and services designed to encourage our subscribers to purchase higher - priced rate plans.

         Minimizing subscriber attrition, or "churn," remains a challenge as our subscriber base grows and competition intensifies. We generated an average monthly churn rate of 2.9% and 5.3% for our postpaid and prepaid PCS subscriber base, respectively, for the year ended December 31, 1999, as compared to 4.1% for our postpaid PCS subscriber base for 1998. Because we did not launch prepaid service until September 1998, we did not report prepaid PCS churn during 1998. We believe the continued improvement in our postpaid PCS churn rate is the result of stricter credit evaluation policies, improved customer service response and training, our centralized call center, focused collections efforts and the availability of our prepaid service alternative.

         We are a member of the GSM Alliance, a consortium of PCS carriers who offer GSM-based PCS service throughout North America. All members of the GSM Alliance have executed roaming agreements with each other, which allow GSM subscribers to roam throughout many major metropolitan areas in the U.S. and Canada. Additionally, we have signed a substantial number of international roaming agreements and expect to sign numerous others with international GSM carriers to facilitate international roaming, which we officially launched in August 1999.

RESULTS OF OPERATIONS

         The following table reflects the composition of our cellular and PCS service revenue and equipment sales and related gross margins, as well as overall operating and other costs and margins. Our historical results of operations, particularly in view of the sale of our cellular telephone assets and certain of our tower assets and the start-up costs associated with our PCS business, will not be comparable with future periods.


                                                                     YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------------------------------
                                                         1999                                       1998
                                       ----------------------------------------     -----------------------------------------
                                                                       COMBINED                                    COMBINED
                                                                       CELLULAR                                    CELLULAR
                                                                         AND                                         AND
                                       CELLULAR(A)       PCS             PCS         CELLULAR         PCS            PCS
                                       ----------     ----------     ----------     ----------     ----------     -----------
                                                                      (DOLLARS IN THOUSANDS)

SERVICE REVENUES & COST
ANALYSIS:
Service revenues:
     Postpaid revenues ............    $    3,791     $  172,565     $  176,356     $   11,385     $  121,324     $  132,709
     Roaming revenues .............         2,597          6,202          8,799          6,685          3,559         10,244
     Prepaid revenues .............            --         55,752         55,752             --          2,579          2,579
     Other revenues ...............           304         12,840         13,144            712          6,031          6,743
                                       ----------     ----------     ----------     ----------     ----------     ----------
       Total service revenues .....         6,692        247,359        254,051         18,782        133,493        152,275
Cost of services ..................           564         58,619         59,183          1,825         40,952         42,777
                                       ----------     ----------     ----------     ----------     ----------     ----------
     Gross margin .................    $    6,128     $  188,740     $  194,868     $   16,957     $   92,541     $  109,498
                                       ==========     ==========     ==========     ==========     ==========     ==========

EQUIPMENT SALES & COST
ANALYSIS:
Equipment sales ...................    $      316     $   29,044     $   29,360     $      828     $   22,333     $   23,161
Cost of equipment sales ...........           598         72,928         73,526          1,735         77,409         79,144
                                       ----------     ----------     ----------     ----------     ----------     ----------
     Gross margin .................    $     (282)    $  (43,884)    $  (44,166)    $     (907)    $  (55,076)    $  (55,983)
                                       ==========     ==========     ==========     ==========     ==========     ==========

OPERATING MARGIN ANALYSIS:
Total revenues and sales ..........    $    7,008     $  276,403     $  283,411     $   19,610     $  155,826     $  175,436
                                       ----------     ----------     ----------     ----------     ----------     ----------

Operating expenses:
     Cost of services and
       equipment sales ............         1,162        131,547        132,709          3,560        118,361        121,921
     Operations ...................           576         63,693         64,269          1,957         54,565         56,522
     Selling and marketing ........           658         98,354         99,012          2,259         61,677         63,936
     General and administrative ...           537         43,647         44,184          1,815         35,824         37,639
     Depreciation .................           521         78,447         78,968          1,886         56,052         57,938
     Amortization .................            --         10,212         10,212             --          9,716          9,716
                                       ----------     ----------     ----------     ----------     ----------     ----------
       Total operating expenses ...         3,454        425,900        429,354         11,477        336,195        347,672
                                       ----------     ----------     ----------     ----------     ----------     ----------
Operating income (loss) ...........    $    3,554     $ (149,497)      (145,943)    $    8,133     $ (180,369)      (172,236)
                                       ==========     ==========                    ==========     ==========

Interest expense, net .............                                     108,183                                       93,656
Gain on sale of assets ............                                    (129,172)                                          --
Miscellaneous income ..............                                        (288)                                         (62)
                                                                     ----------                                   ----------
Loss before income taxes ..........                                    (124,666)                                    (265,830)
Income tax provision ..............                                          --                                           --
                                                                     ----------                                   ----------
Net loss ..........................                                    (124,666)                                    (265,830)
Dividends on cumulative
     convertible, redeemable
     preferred stock ..............                                      (9,750)                                      (5,010)
                                                                     ----------                                   ----------
Net loss attributable to common
     stockholders .................                                  $ (134,416)                                  $ (270,840)
                                                                     ==========                                   ==========

OTHER SUPPLEMENTAL DATA:
Subscribers at end of period ......            --        546,364        546,364         28,989        295,295        324,284
Capital expenditures ..............    $      326     $  130,490     $  130,816     $    2,302     $  204,990     $  207,292

                                                YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                                          1997
                                       ----------------------------------------
                                                                      COMBINED
                                                                      CELLULAR
                                                                        AND
                                        CELLULAR          PCS           PCS
                                       ----------     ----------     ----------
                                                 (DOLLARS IN THOUSANDS)

SERVICE REVENUES & COST
ANALYSIS:
Service revenues:
     Postpaid revenues ............    $   15,695     $   36,256     $   51,951
     Roaming revenues .............         5,669            189          5,858
     Prepaid revenues .............            --             --             --
     Other revenues ...............           781          4,155          4,936
                                       ----------     ----------     ----------
       Total service revenues .....        22,145         40,600         62,745
Cost of services ..................         2,992         25,285         28,277
                                       ----------     ----------     ----------
     Gross margin .................    $   19,153     $   15,315     $   34,468
                                       ==========     ==========     ==========

EQUIPMENT SALES & COST
ANALYSIS:
Equipment sales ...................    $      773     $   15,398     $   16,171
Cost of equipment sales ...........         2,241         43,077         45,318
                                       ----------     ----------     ----------
     Gross margin .................    $   (1,468)    $  (27,679)    $  (29,147)
                                       ==========     ==========     ==========

OPERATING MARGIN ANALYSIS:
Total revenues and sales ..........    $   22,918     $   55,998     $   78,916
                                       ----------     ----------     ----------

Operating expenses:
     Cost of services and
       equipment sales ............         5,233         68,362         73,595
     Operations ...................         2,700         21,289         23,989
     Selling and marketing ........         3,269         38,140         41,409
     General and administrative ...         2,282         23,460         25,742
     Depreciation .................         2,331         40,416         42,747
     Amortization .................           262          6,273          6,535
                                       ----------     ----------     ----------
       Total operating expenses ...        16,077        197,940        214,017
                                       ----------     ----------     ----------
Operating income (loss) ...........    $    6,841    $ (141,942)      (135,101)
                                       ==========     ==========

Interest expense, net .............                                      42,564
Gain on sale of assets ............                                     (41,912)
Miscellaneous income ..............                                        (585)
                                                                     ----------
Loss before income taxes ..........                                    (135,168)
Income tax provision ..............                                          --
                                                                     ----------
Net loss ..........................                                    (135,168)
Dividends on cumulative
     convertible, redeemable
     preferred stock ..............                                          --
                                                                     ----------
Net loss attributable to common
     stockholders .................                                  $ (135,168)
                                                                     ==========

OTHER SUPPLEMENTAL DATA:
Subscribers at end of period ......        25,848        118,757        144,605
Capital expenditures ..............    $    2,255     $  289,594     $  291,849

-----------------
(a)      We sold our remaining cellular operations in April 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Unless specifically noted, the following discussion reflects the results of operations for our PCS line of business only. We sold substantially all of the assets used in our cellular line of business in the second quarter of 1999.

         Postpaid PCS service revenues increased $51.2 million, or 42.2%, for 1999 as compared to 1998. This increase is the result of continued PCS subscriber growth in our existing markets and our launch of 6 new PCS markets, primarily in Kentucky, since the beginning of the fourth quarter of 1998. Our postpaid PCS subscribers grew to approximately 341,000 at December 31, 1999, from approximately 253,000 at December 31, 1998. A significant portion of our postpaid subscriber growth in 1999 is attributable to the introduction of our 50-State Rates in July 1999.

         The average monthly service revenue ("RPU") per postpaid PCS subscriber decreased to $49.18 for 1999 as compared to $54.27 for 1998. This decline in RPU reflects the addition of new subscribers on lower-priced rate plans, which is the result of intensified competition within the wireless industry. During the last half of 1999, we introduced rate plans which emphasize bundled airtime and toll minutes for higher-priced plans, which we believe contributed to a moderate increase in RPU towards the end of the year.

         PCS roaming revenues (including roaming long distance) increased $2.6 million, or 74.3%, for 1999 as compared to 1998. This increase is due primarily to an increase in the number of roamers and usage per roamer, which is the result of increased penetration levels by surrounding GSM carriers and our success in obtaining roaming agreements with these carriers. We also launched international roaming in August and currently have agreements with other GSM carriers in more than 50 countries outside North America.

         Prepaid PCS service revenues increased $53.2 million, or 2,061.8%, for 1999 as compared to 1998, which is attributable to the introduction of our intelligent network-based prepaid service alternative in September 1998. Our prepaid PCS subscribers grew to approximately 205,000 at December 31, 1999, from approximately 42,000 at December 31, 1998. A significant portion of our prepaid subscriber growth occurred in the fourth quarter of 1999 due to the launch of our promotional "Ready to Call" kit.

         RPU per prepaid PCS subscriber increased to $48.08 for 1999 as compared to $40.05 for the fourth quarter of 1998. The increase during 1999 is attributable primarily to the growth in prepaid subscribers combined with increased minutes of use. Towards the end of 1999, RPU declined marginally due to the introduction of lower-denominated prepaid cards for airtime renewals.

         Other service revenues, which include activation fees, fees from enhanced services and interconnection fees billed to local exchange carriers ("LECs") for connections to our PCS network, increased $6.4 million, or 94.9%, for 1999 as compared to 1998. This increase is due primarily to the increase in interconnection fees as a result of increased utilization of our PCS network by LECs and the re-introduction of activation fees in 1999.

         Cost of services includes the cost of interconnection with LEC facilities, direct cell site costs (property taxes and insurance, site lease costs and electric utilities), roaming validation (provided by a third-party clearinghouse), long distance toll costs and certain prepaid subscriber-related fees. PCS cost of services increased $17.7 million, or 43.1%, for 1999 as compared to 1998. This increase is the result of the 221 additional cell sites we placed in service in 1999, as well as increased interconnection and toll costs related to increased traffic on our expanding PCS network and increased commissions due to the significant volume of prepaid card renewals.

         We generated a negative PCS equipment margin of 151.1% on $29 million of sales during 1999 as compared to a negative 246.6% on $22.3 million of sales for 1998. The improvement in margins reflects a continued decrease in the average cost of handsets because of changes in the handset mix and our efforts to limit the subsidization of handset upgrades for existing subscribers. We expect to continue subsidizing the cost of handsets to subscribers for the foreseeable future.

         PCS operations costs, which include the costs of managing and maintaining our PCS system, customer service, credit and collections (including bad debt) and inventory management increased $9.1 million, or 16.7%, for 1999 as compared to 1998. Substantially all of this increase is attributable to the costs of providing customer service through our centralized call center to the growing PCS subscriber base and the costs of maintaining our expanding PCS network, which increased due to certain equipment warranty expirations. This increase was partially offset by a substantial reduction in bad debt provisions resulting from improvements in credit and collections, as well as the success of our prepaid PCS service alternative.

         PCS selling and marketing costs increased $36.7 million, or 59.5%, for 1999 as compared to 1998. Substantially all of this increase is attributable to increases in advertising and marketing costs and the continued expansion of our sales distribution channels, including increases in personnel, sales commissions and retail location costs. During 1999, we added approximately 370 new distribution points, including 45 new retail store locations.

         PCS general and administrative costs increased $7.8 million, or 21.8%, for 1999 as compared to 1998. Substantially all of this increase is attributable to increased personnel and facilities costs at our corporate and regional administrative offices and information technology center.

         Depreciation and amortization increased $21.5 million, or 31.8%, for 1999 as compared to 1998 and consists principally of the depreciation of the PCS network and the amortization of PCS licenses. Substantially all of the increase is attributable to the approximately 720 cell sites that we placed in service in 1999 and 1998 (including 221 cell sites in 1999), as well as depreciation of computer systems and infrastructure costs required to manage the administrative functions of our business.

         Net consolidated interest expense increased $14.5 million, or 15.5%, for 1999 as compared to 1998. This increase in interest expense resulted primarily from increased borrowings under our credit facility and an increase in our bond accretion.

         We recorded a gain on sale of assets of $129.2 million for 1999. We sold our cellular telephone operations for $89.3 million, which resulted in a gain of $79.3 million. We also sold 650 of our wireless transmission towers for $274.6 million, which resulted in a realized gain of $49.9 million and a deferred gain of $88.3 million. The deferred gain will be amortized over the initial lease term of ten years as a reduction of cost of services.

         The effective income tax rate for 1999 and 1998 was 0%. We generated a net loss of $124.7 million for the year ended December 31, 1999, and expect to incur net losses beyond 1999. We will not recognize the tax benefit of these losses until management determines that it is more likely than not that such benefit is realizable.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Postpaid service revenues increased $80.8 million, or 155.5%, for 1998 as compared to 1997. PCS postpaid service revenues increased $85.1 million in 1998, or 234.6%, primarily as a result of our continued subscriber growth and our launch of seven new PCS markets, including Atlanta, Georgia, since the fourth quarter of 1997. Our postpaid PCS subscribers grew to approximately 253,000 at December 31, 1998, from approximately 119,000 at December 31, 1997. Cellular postpaid service revenues decreased $4.3 million, or 27.5%, primarily as a result of the sale of our cellular operations in the State of Maine during the second quarter of 1997 and the corresponding disposition of approximately 27,000 subscribers.

         RPU per PCS postpaid subscriber decreased to $54.27 in 1998, as compared to $57.81 in 1997. This decrease was attributable primarily to changes in our rate plan offerings from 1997 to 1998. In 1997, a substantial portion of our PCS subscribers were participants in a promotional plan under which they received unlimited monthly airtime for local calling for a fixed monthly fee of $50. In 1998, we offered multiple rate plans with fixed monthly access charges ranging from $20 to $90. These rate plans contributed to an overall reduction in RPU per PCS postpaid subscriber as subscribers gravitated toward lower fixed-rate plans, a trend consistent with a general trend in the wireless industry of declining RPU.

         RPU per cellular postpaid subscriber decreased to $35.58 in 1998 from $38.33 for 1997. This decrease reflected increased price competition among wireless carriers, which prompted us to offer cellular rate plans with more bundled airtime minutes.

         PCS roaming revenues (including roaming long distance) were $3.6 million in 1998, as compared to $.2 million in 1997, which reflected the success of our roaming agreements with GSM Alliance partners that became effective during the last few months of 1997. Cellular roaming revenues increased $1.0 million, or 17.9%, in 1998, as compared to 1997. This increase was due primarily to an increase in the number of roamers and the increased usage per roamer in 1998.

         Because we introduced our intelligent network-based prepaid service alternative in September 1998, we generated $2.6 million in PCS prepaid service revenues in 1998. RPU per PCS prepaid subscriber was $40.05 since the launch of this service.

         Other service revenues, which include activation fees, fees from enhanced services, co-location revenue and interconnection fees billed to LECs for connections to our PCS and cellular networks, increased $1.8 million, or 36.6%, for 1998 as compared to 1997. This increase was due primarily to our concentrated efforts to secure tenants for co-location on our towers and the increase in interconnection fees as a result of increased traffic originating on the LECs' networks and terminating on our PCS and cellular networks. We waived all activation fees for new PCS subscribers in the third and fourth quarters of 1998.

         Cost of services includes the cost of interconnection with LEC facilities, direct cell site costs (property taxes and insurance, site lease costs and electric utilities), PCS and cellular roaming validation (provided by a third-party clearinghouse), long distance toll costs and supplementary services (such as voice mail). PCS cost of services increased $15.7 million, or 62.0%, in 1998 as compared to 1997. This increase primarily reflected costs related to the approximately 500 additional cell sites we placed in service in 1998, as well as increased interconnection and toll costs related to increased traffic on our expanding PCS network. Cellular cost of services decreased $1.2 million, or 39.0%, in 1998 as compared to 1997, primarily as a result of the sale of our cellular operations in the State of Maine.

         We generated a negative PCS equipment margin of 246.6% on $22.3 million of sales in 1998, as compared to 179.8% on $15.4 million of sales in 1997. The increase in negative PCS equipment margin was primarily the result of special promotional prices that we offered on several handsets during the third and fourth quarters of 1998. We generated a negative cellular equipment margin of 109.5% on $.8 million of sales in 1998, as compared to 189.9% on $.8 million of sales in 1997. This improvement in negative margin was attributable to a decrease in the cost of cellular handsets in 1998. We expect to continue subsidizing the cost of PCS handsets to subscribers for the foreseeable future.

         Operations costs, which include the costs of managing and maintaining our cellular and PCS systems, customer service, credit and collections (including bad debt) and inventory management increased $32.5 million, or 135.6%, for 1998 as compared to 1997. PCS operations costs increased $33.2 million, or 156.3%, which was attributable to costs incurred to provide customer service to the growing PCS subscriber base, to maintain the expanding PCS network and to a significant increase in the bad debt provision resulting from the disconnection of non-paying PCS subscribers. Cellular operations costs decreased $.7 million, or 27.5%, which was attributable primarily to the sale of our cellular operations in the State of Maine.

         Selling and marketing costs increased $22.5 million, or 54.4%, for 1998 as compared to 1997. PCS selling and marketing costs increased $23.5 million, or 61.7%, which was attributable to continued increases in PCS advertising and marketing costs and the expansion of our sales distribution channels, including increases in personnel, commissions and retail location costs. Cellular selling and marketing costs decreased $1.0 million, or 30.9%, which was attributable primarily to the sale of our cellular operations in the State of Maine.

                  General and administrative costs increased $11.9 million, or 46.2%, for 1998 as compared to 1997. Substantially all of this increase was attributable to PCS general and administrative costs, which increased due to increased personnel and the related facilities costs at our corporate and regional administrative offices and information technology center.

         Depreciation and amortization increased $18.4 million, or 37.3%, for 1998 as compared to 1997 and consists principally of the depreciation of the PCS and cellular network and the amortization of PCS licenses. Substantially all of the increase was attributable to depreciation associated with the approximately 500 additional PCS cell sites that we placed in service in 1998 and amortization associated with our launch of seven new PCS markets since the fourth quarter of 1997.

         Net consolidated interest expense increased $51.1 million, or 120.0%, for 1998 as compared to 1997. This increase resulted primarily from interest expense incurred on our $300 million 11.125% Senior Notes Due 2007, lower funds available for investment due to the buildout of the PCS network and a reduction in capitalized interest ($1.9 million in 1998 compared to $22.1 million in 1997), which was attributable to the completion and placing in service of substantial portions of the PCS system.

         The effective income tax rate for 1998 and 1997 was 0%. We generated a $265.8 million net loss for 1998 and expect to continue to incur significant operating losses in 1999 and beyond. We will not recognize the tax benefit of these operating losses until management determines that it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of $371.4 million and restricted cash of $16.2 million at December 31, 1999, as compared to $204.8 million and $33.4 million, respectively, at December 31, 1998. During 1999, we used net cash of $99.0 million for operating activities, as compared to $165.8 million for 1998. The net loss from operations totaled $124.7 million for 1999, which was after recognition of a gain on sale of assets of $129.2 million. The cash impact of the net loss was partially offset by $89.2 million of depreciation and amortization and $68.9 million of bond accretion on the senior discount notes.

         Cash provided from investing activities was $255.3 million for 1999, as compared to cash used in investing activities of $184.1 for 1998. The cash was primarily generated from the sale of assets of $364.0 million and the liquidation of short-term investments of $31.5 million. This was partially offset by capital expenditures totaling $130.8 million primarily related to the buildout of our PCS system and support systems.

         Cash provided from financing activities was $10.2 million for 1999, as compared to $227.7 million for 1998. Financing activities for 1999 consisted primarily of borrowings of $6.5 million under the Credit Facility and proceeds from the exercise of stock options and warrants of $4.0 million.

         On June 2, 1999, we sold 619 of our towers, related assets and liabilities to a subsidiary of Crown Castle International Corp. for $261.5 million in cash. In connection with this sale, we agreed to lease space on these towers for a monthly rent of $1,800 per tower for an initial lease term of ten years, with three five-year renewal periods that we may exercise at our option. On December 2, 1999, we sold an additional 31 towers to Crown Castle under substantially similar terms as the June sale for $13.1 million in cash.

         On April 30, 1999, we sold to Public Service Cellular, Inc. substantially all of our cellular assets for $89.3 million. At closing, PSC paid us $83.1 million in cash (including reimbursement for certain capital expenditures of $.3 million) and paid $6.2 million into escrow. On November 1, 1999, substantially all remaining funds were released to us from escrow.

         During 1998, we sold 50,000 shares of our nonvoting Series E 6.5% Cumulative Convertible Preferred Stock (the "Series E Preferred") to SCANA Communications, Inc., a wholly-owned subsidiary of SCANA Corporation, and 50,000 shares of our nonvoting Series F 6.5% Cumulative Convertible Preferred Stock (the "Series F Preferred") to ITC Wireless, Inc., a wholly-owned subsidiary of ITC Holding Company, Inc., for an aggregate purchase price of $150 million. The Series E Preferred and Series F Preferred become convertible on June 22, 2003, at the option of the holder, into common stock at a conversion price of $22.01, subject to adjustment. Each is redeemable at our option any time after June 22, 2003, but no later than June 1, 2010. Each has a liquidation preference over the common stock of $1,500 per share, subject to adjustment, plus accrued and unpaid dividends in the event of our liquidation, dissolution or winding up. The 6.5% annual dividend on each of the Series E Preferred and Series F Preferred is payable quarterly in common stock or, under certain circumstances, cash. We intend to pay such quarterly dividends in common stock for the foreseeable future.

         During 1997, we issued $300 million principal amount of our 11.125% Senior Notes due June 2007. We used $89.6 million of the proceeds from the Senior Notes to purchase and pledge, for the benefit of the holders, certain U.S. government securities to provide for the payment of the first six scheduled interest payments.

         During 1997, we sold 50,000 shares of our nonvoting Series C Convertible Preferred Stock (the "Series C Preferred") to The Huff Alternative Income Fund, L.P. ("Huff") and 50,000 shares of our nonvoting Series D Convertible Preferred Stock (the "Series D Preferred") to SCANA for an aggregate purchase price of $45 million. In September 1999, Huff converted all of the Series C Preferred shares into 1,764,706 shares of common stock. The Series D Preferred becomes convertible on March 14, 2002, at the option of the holder, into common stock at a conversion price of $12.75, subject to adjustment. The Series D Preferred is redeemable at our option any time after June 5, 2002. The Series D Preferred has a liquidation preference over the common stock of $450 per share, subject to adjustment, plus declared and unpaid dividends in the event of our liquidation, dissolution or winding up.

         In May 1997, we sold our cellular operations in the State of Maine to a subsidiary of Rural Cellular Corporation. On the closing date, Rural Cellular Corporation paid us $71.8 million in cash and paid $5.4 million into escrow. In November 1997, we received the remaining funds from escrow. In addition, Rural Cellular reimbursed us for approximately $250,000 in capital expenditures made on its behalf prior to the closing of the transaction.

         We maintain a $265 million credit facility, which funds our purchase of PCS network equipment and services. As of December 31, 1999, we had borrowed the maximum amount available under the credit facility. We will repay the aggregate advances under the credit facility in twenty equal quarterly installments, commencing in March 2000 and continuing for a period of five years thereafter, with the last installment in an amount necessary to repay in full the remaining outstanding balance.

         Total capital expenditures, including capital expenditures for information technology and the support of the PCS business, were $130.8 million, $207.3 million and $291.8 million for 1999, 1998 and 1997, respectively. Costs associated with the initial PCS system buildout, which we have completed, included tower sites, leasehold improvements, base station and switch equipment and labor expenses related to construction of sites. We currently estimate that capital expenditures will total approximately $151 million for 2000. These expenditures are primarily to enhance and expand our PCS network in existing markets in order to increase capacity and to satisfy subscriber needs and competitive requirements, as well as to build out certain secondary cities within our licensed footprint. We will continue to upgrade our network capacity and service quality, particularly as they relate to our prepaid service intelligent-network platform, to support our anticipated subscriber growth.

         Although we have completed the initial buildout of our PCS system, we continue to require significant amounts of capital to fund the operation and expansion of our PCS business. We believe cash on hand and cash from continuing operations will be sufficient to fund our PCS operations in 2000.

         We are unable to predict the amount of expenditures that we will make beyond 2000, and we may need to raise additional capital to fund and expand our business operations. We also will need to raise additional capital if we decide to acquire additional licenses or businesses. We may attempt to raise additional capital through public or private debt or equity financings, vendor financings or other means. However, we cannot guarantee that additional financing will be available to us or, if available, that we will be able to obtain it on terms acceptable to us, favorable to our stockholders and within the limitations contained in our indentures, credit facility and any future financing arrangements. If we fail to obtain additional financing, we could experience delays in some or all of our expansion plans and expenditures, which could limit our ability to meet our debt service obligations and could materially adversely affect our business, financial condition and operating results.

         We expect to continue to incur operating losses in the future while we continue to expand our PCS system and build our subscriber base. Our ability to satisfy our debt repayment obligations and covenants depends upon our future performance, which is subject to a number of factors, many of which are beyond our control. Cash interest will not be payable on our senior discount notes prior to 2001. We cannot guarantee that we will generate sufficient cash flow from our operating activities to meet our debt service and working capital requirements, and we may need to refinance our indebtedness. However, our ability to refinance our indebtedness will depend on, among other things, our financial condition, the state of the public and private debt and equity markets, the restrictions in the instruments governing our indebtedness and other factors, some of which may be beyond our control. In addition, if we do not generate sufficient cash flow to meet our debt service requirements or if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are either acceptable or favorable to our stockholders or us.

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

OTHER

         The Year 2000 issue relates to the inability of computer systems or any equipment with computer chips that use or store dates to distinguish between years with the same last two digits in different centuries, such as 1900 and 2000. We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000.

         As of December 31, 1999, we had incurred $8.4 million to address Year 2000 issues. Although we successfully transitioned into the year 2000 without any significant problems, our management will continue to monitor the situation, identify any problems and ensure that all systems are compliant throughout the year 2000. Given that many of our financial and network systems have been implemented in the last few years, our management is confident that this newer equipment and software is generally Year 2000 compliant. However, if we encounter significant Year 2000 problems, we will report them in our future reports.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to our intent, belief or current expectations, or that of our directors or officers. In this Report, we may have made forward-looking statements with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth and operating strategies; and (iv) our anticipated capital needs and capital expenditures. These statements can sometimes be identified by our use of forward-looking words such as "believe," "may," "will," "anticipate," "estimate," "continue," "expect," "could," "should," "would" or "intend." We caution investors that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results may differ materially from those projected in these forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital, risks associated with the selection of our PCS digital protocol, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for our products and services to be commensurate with our management's expectations or past experience, issues associated with management of our growth, including the expansion of our network capacity, the impact of present or future laws and regulations on our business, changes in operating expenses or the failure of operating and buildout expenses to be consistent with our management's expectations and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving litigation and investigations;
(ii) various factors discussed herein; and (iii) those factors discussed in detail in our previous filings with the Securities and Exchange Commission, including the "Risk Factors" section of our Registration Statement on Form S-3 (Registration No. 333-84951), as declared effective by the Securities and Exchange Commission on September 24, 1999.


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our financial statements, including our consolidated balance sheets as of December 31, 1999 and 1998 and consolidated statements of income, consolidated statements of cash flows and consolidated statements of changes in stockholders' (deficit) equity for the years ended December 31, 1999, 1998 and 1997, together with the report of Arthur Andersen L.L.P. dated February 4, 2000, and the schedule containing certain supporting information are attached to this Report as pages F-1 through F-19.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

         We had no disagreements on accounting or financial disclosure matters with our accountants, nor did we change accountants, during the two fiscal years ended December 31, 1999.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         We incorporate by reference the information contained under the caption "ELECTION OF DIRECTORS" in the Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Powertel (the "2000 Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

         We incorporate by reference the information contained under the caption "EXECUTIVE COMPENSATION" in the 2000 Proxy Statement except for those portions entitled "Compensation/Stock Option Committee Report on Executive Compensation" and "Comparative Company Performance."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         We incorporate by reference the information contained under the caption "EXECUTIVE COMPENSATION -- Beneficial Ownership of Capital Stock" in the 2000 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We incorporate by reference the information contained under the caption "ELECTION OF DIRECTORS -- Certain Relationships and Related Transactions" in the 2000 Proxy Statement.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)(1)   FINANCIAL STATEMENTS

         The following financial statements of Powertel, Inc. are filed as a part of this Report and are attached as pages F-1 through F-19.

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets as of December 31, 1999 and 1998

                  Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the years ended December 31, 1999, 1998 and 1997

                  Notes to Financial Statements

         (A)(2)   FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules of Powertel, Inc. are filed as a part of this report and are attached as pages S-1 through S-2:

                  Report of Independent Public Accountants as to Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

            (A)(3)      EXHIBITS

Exhibit
Number            Exhibit Description
------            -------------------

2(a)*             Asset Purchase Agreement dated December 23, 1996 by and among
                  Rural Cellular Corporation, Unity Cellular Systems, Inc.,
                  InterCel Licenses, Inc. and InterCel, Inc. (Filed as Exhibit
                  99.1 to the Company's Form 8-K dated December 23, 1996 and incorporated herein by reference.)

2(b)*             Closing Memorandum dated May 1, 1997 by and between Rural
                  Cellular Corporation, MRCC, Inc., Unity Cellular Systems,
                  Inc., InterCel Licenses, Inc. and InterCel, Inc. (Filed as
                  Exhibit 2.2 to the Company's Form 8-K dated May 12, 1997 and incorporated herein by reference.)**

2(c)*             Asset Purchase Agreement dated January 5, 1999 by and among
                  Public Service Cellular, Inc., Powertel, Inc., ICEL, Inc. and
                  InterCel Licenses, Inc. (Filed as Exhibit 99.1 to the
                  Company's Form 8-K dated January 5, 1999 and incorporated herein by reference.)**

2(d)*             Closing Memorandum dated April 30, 1999 by and between Public
                  Service Cellular, Inc., Powertel, Inc., ICEL, Inc. and
                  InterCel Licenses, Inc. (Filed as Exhibit 2.2 to the
                  Company's Form 8-K dated April 30, 1999 and incorporated herein by reference.)**

2(e)*             Asset Purchase Agreement dated March 15, 1999 by and among
                  Crown Castle International Corp., CCP Inc., Powertel Atlanta
                  Towers, LLC, Powertel Birmingham Towers, LLC, Powertel
                  Jacksonville Towers, LLC, Powertel Kentucky Towers, LLC,
                  Powertel Memphis Towers, LLC and Powertel, Inc. (Filed as
                  Exhibit 2(d) to Powertel's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K") and incorporated herein by reference.)**

2(f)*             Escrow Agreement dated March 15, 1999 by and among Crown
                  Castle International Corp., CCP Inc., Powertel Atlanta
                  Towers, LLC, Powertel Birmingham Towers, LLC, Powertel
                  Jacksonville Towers, LLC, Powertel Kentucky Towers, LLC,
                  Powertel Memphis Towers, LLC, Powertel, Inc. and SunTrust
                  Bank. (Filed as Exhibit 2(e) to the 1998 10-K and incorporated herein by reference.)

3(a)*             Third Restated Certificate of Incorporation of InterCel, Inc.
                  dated June 6, 1996. (Filed as Exhibit 10(yy) to the Company's
                  Form 10-Q filed for the quarter ended September 30, 1996 (the
                  "1996 Third Quarter 10-Q") and incorporated herein by reference.)

3(b)*             Certificate of Amendment of Restated Certificate of
                  Incorporation of InterCel, Inc. dated June 23, 1997. (Filed as Exhibit 10(b) to the Company's Form 8-K filed July 1, 1997 and incorporated herein by reference.)

3(c)*             Restated By-Laws of InterCel, Inc. (Filed as Exhibit 3(b) to
                  Registration Statement on Form S-1, File No. 33-72734 (the
                  "1993 Form S-1"), and incorporated herein by reference.)

4(a)*             Indenture dated as of February 7, 1996 between InterCel, Inc.
                  and Bankers Trust Company, as Trustee, relating to the 12%
                  Senior Discount Notes Due 2006 of InterCel, Inc. (Filed as
                  Exhibit 4(a) to Registration Statement on Form S-1, File No.
                  33-96218 ("February 1996 Form S-1"), and incorporated herein by reference.)

4(b)*             Warrant Agreement dated as of February 7, 1996 between
                  InterCel, Inc. and Bankers Trust Company, as Warrant Agent.
                  (Filed as Exhibit 4(b) to the February 1996 Form S-1 and incorporated herein by reference.)


4(c)*             Form of Indenture (including form of Note) between InterCel,
                  Inc. and Bankers Trust Company, as Trustee, relating to the 12% Senior Discount Notes Due 2006 of InterCel, Inc. (Filed as Exhibit 4(c) to Registration Statement on Form S-1, File
                  No. 333-2748 (the "April 1996 Form S-1"), and incorporated herein by reference.)

4(d)* Indenture (including form of Note) dated June 10, 1997 between InterCel, Inc. and Bankers Trust Company, as Trustee, relating to the 11-1/8% Senior Notes Due 2007 of InterCel,
                  Inc. (Filed as Exhibit 4(h) to Registration Statement on Form
                  S-4, File No. 333-31399 (the "1997 Form S-4"), and
                  incorporated herein by reference.)

4(e)* Collateral Pledge and Security Agreement dated June 10, 1997 between InterCel, Inc. and Bankers Trust Company, as Trustee.
                  (Filed as Exhibit 4(j) to the 1997 Form S-4 and incorporated herein by reference.)

4(f)*             Certificate of Designations, Powers, Preferences and
                  Relative, Participating or Other Rights, and the
                  Qualifications, Limitations or Restrictions Thereof, of
                  Series A Convertible Preferred Stock of InterCel, Inc. (Filed as Exhibit 10(tt) to the 1996 Third Quarter 10-Q and incorporated herein by reference.)

4(g)*             Certificate of Designations, Powers, Preferences and
                  Relative, Participating or Other Rights, and the
                  Qualifications, Limitations or Restrictions Thereof, of
                  Series B Convertible Preferred Stock of InterCel, Inc. (Filed as Exhibit 10(uu) to the 1996 Third Quarter 10-Q and incorporated herein by reference.)

4(h)*             Certificate of Amendment to the Certificate of Designations,
                  Powers, Preferences and Relative, Participating or Other
                  Rights, and the Qualifications, Limitations or Restrictions
                  Thereof, of Series B Convertible Preferred Stock of InterCel,
                  Inc. (Filed as Exhibit 4(k) to the 1997 Form S-4 and incorporated herein by reference.)

4(i)*             Certificate of Designations, Powers, Preferences and
                  Relative, Participating or Other Rights, and the
                  Qualifications, Limitations or Restrictions Thereof, of
                  Series C Convertible Preferred Stock of InterCel, Inc. (Filed as Exhibit 4(f) to the Company's Form 10-K filed for the year ended December 31, 1996 (the "1996 Form 10-K") and incorporated herein by reference.)

4(j)*             Amended Certificate of Designations, Powers, Preferences and
                  Relative, Participating or Other Rights, and the
                  Qualifications, Limitations or Restrictions Thereof, of
                  Series C Convertible Preferred Stock of InterCel, Inc. (Filed as Exhibit 4(l) to the 1997 Form S-4 and incorporated herein by reference.)

4(k)*             Certificate of Designations, Powers, Preferences and
                  Relative, Participating or Other Rights, and the
                  Qualifications, Limitations or Restrictions Thereof, of
                  Series D Convertible Preferred Stock of InterCel, Inc. (Filed as Exhibit 4(g) to the 1996 Form 10-K and incorporated herein by reference.)

4(l)*             Amended Certificate of Designations, Powers, Preferences and
                  Relative, Participating or Other Rights, and the
                  Qualifications, Limitations or Restrictions Thereof, of
                  Series D Convertible Preferred Stock of InterCel, Inc. (Filed as Exhibit 4(m) to the 1997 Form S-4 and incorporated herein by reference.)

4(m)*             Certificate of Designations, Powers, Preferences and
                  Relative, Participating or Other Rights, and the
                  Qualifications, Limitations or Restrictions Thereof, of
                  Series E 6.5% Cumulative Convertible Preferred Stock of
                  Powertel, Inc. (Filed as Exhibit 4(a) to the Company's Form
                  10-Q filed for the quarter ended June 30, 1998 (the "1998
                  Second Quarter 10-Q") and incorporated herein by reference.)


4(n)*             Certificate of Designations, Powers, Preferences and
                  Relative, Participating or Other Rights, and the
                  Qualifications, Limitations or Restrictions Thereof, of
                  Series F 6.5% Cumulative Convertible Preferred Stock of
                  Powertel, Inc. (Filed as Exhibit 4(b) to the 1998 Second
                  Quarter 10-Q and incorporated herein by reference.)

4(o)* First Supplemental Indenture dated as of June 16, 1998 to the following Indentures: Indenture dated as of February 7, 1996 for the 12% Senior Discount Notes Due 2006; Indenture dated as of April 19, 1996 for the 12% Senior Discount Notes Due
                  2006; Indenture dated as of June 10, 1997 for the 11 1/8%
                  Senior Notes Due 2007. (Filed as Exhibit 4(c) to the 1998
                  Second Quarter 10-Q and incorporated herein by reference.)

10(a)*            Software License Agreement between InterCel, Inc. and
                  Systematics Telecommunications Services, Inc. dated July 24,
                  1992. (Filed as Exhibit 10(aa) to the Company's Form 10-KSB filed for the year ended December 31, 1992 and incorporated herein by reference.)

10(b)*            Directors and Officers Insurance and Company Reimbursement
                  Policy. (Filed as Exhibit 10(ii) to the 1993 Form S-1 and incorporated herein by reference.)

10(c)*            Form of Indemnity Agreement. (Filed as Exhibit 10(jj) to the
                  1993 Form S-1 and incorporated herein by reference.)

10(d)* InterCel, Inc. 1995 Employee Restricted Stock Plan (as amended on November 17, 1995). (Filed as Exhibit 10(e) to the
                  February 1996 Form S-1 and incorporated herein by reference.)

10(e)*            InterCel, Inc. Amended and Restated 1991 Stock Option Plan.
                  (Filed as Appendix C to the Company's Definitive Proxy
                  Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference.)

10(f)* InterCel, Inc. Amended Nonemployee Stock Option Plan. (Filed as Exhibit 10(q) to the Company's Form 10-K filed for the year ended December 31, 1994 (the "1994 Form 10-K") and incorporated herein by reference.)

10(g)*            Directed Employee Benefit Trust Agreement between The Charles
                  Schwab Trust Company and InterCel, Inc. (Filed as Exhibit
                  10(jjjj) to the 1994 Form 10-K and incorporated herein by reference.)

10(h)*            Second Amendment to InterCel, Inc. Pension Plan dated as of
                  August 2, 1996. (Filed as Exhibit 10(ss) to the 1996 Third
                  Quarter 10-Q and incorporated herein by reference.)

10(i)*            InterCel, Inc. 401(k) Profit Sharing Plan. (Filed as Exhibit
                  10(j) to the February 1996 Form S-1 and incorporated herein by reference.)

10(j)*            Defined Benefit Pension Plan and Trust Adoption Agreement
                  (Unity Telephone Company) dated as of January 15, 1984.
                  (Filed as Exhibit 10(ss) to the 1993 Form S-1 and incorporated herein by reference.)

10(k)*            Defined Benefit Pension Plan (Unity Telephone Company).
                  (Filed as Exhibit 10(tt) to the 1993 Form S-1 and incorporated herein by reference.)

10(l)*            Amendment to Unity Telephone Pension Plan dated June 29,
                  1992. (Filed as Exhibit 10(uu) to the 1993 Form S-1 and incorporated herein by reference.)

10(m)* ITC Holding Company Inc. Employees Pension Plan and Trust (as amended on December 15, 1994). (Filed as Exhibit 10(zz) to the February 1996 Form S-1 and incorporated herein by reference.)


10(n)* DMS-MTX Cellular Supply Agreement dated March 29, 1995 between InterCel, Inc. and Northern Telecom Inc. (Filed as
                  Exhibit 10(pp) to the February 1996 Form S-1 and incorporated herein by reference.)

10(o)*            Amendment No. 1 to DMS-MTX Cellular Supply Agreement between
                  InterCel, Inc. and Northern Telecom Inc. dated August 9,
                  1995. (Filed as Exhibit 10(qq) to the February 1996 Form S-1 and incorporated herein by reference.)

10(p)*            Information and Network Products and Services Agreement dated
                  June 16, 1994 between InterCel, Inc. and GTE
                  Telecommunications Service Incorporated. (Filed as Exhibit
                  10(uu) to the February 1996 Form S-1 and incorporated herein by reference.)

10(q)*            Credit Agreement dated as of March 4, 1996 among InterCel PCS
                  Services, Inc., as Borrower, Ericsson Inc., as Initial
                  Lender, and Ericsson Inc., as Agent. (Filed as Exhibit 10(nn) to the April 1996 Form S-1 and incorporated herein by reference.)

10(r)*            Amendment No. 1 to the Credit Agreement by and among
                  Powertel, Inc., as Borrower, Ericsson Inc., as Initial
                  Lender, and Ericsson Inc., as Agent, dated as of October 31,
                  1996. (Filed as Exhibit 10(ww) to the 1996 Third Quarter 10-Q and incorporated herein by reference.)

10(s)*            Amendment No. 2 to the Credit Agreement by and among
                  Powertel, Inc., as Borrower, Ericsson Project Finance A.B., as Lender, and Ericsson Inc., as Agent, dated as of March 31, 1997. (Filed as Exhibit 10(e) to the 1997 Form S-4 and incorporated herein by reference.)

10(t)*            Amendment No. 3 to the Credit Agreement by and among Powertel
                  PCS, Inc., as Borrower, Goldman Sachs Credit Partners L.P., as Lender, and Ericsson Inc., as Agent, dated as of June 26, 1997. (Filed as Exhibit 10(f) to the 1997 Form S-4 and incorporated herein by reference.)

10(u)*            Amendment No. 4 to the Credit Agreement by and among Powertel
                  PCS, Inc., as Borrower, Goldman Sachs Credit Partners L.P., as Lender, and Ericsson Inc., as Agent, dated as of November
                  18, 1997. (Filed as Exhibit 10(u) to the Company's Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") and incorporated herein by reference.)

10(v)*            Amendment No. 5 to the Credit Agreement by and among Powertel
                  PCS, Inc., as Borrower, Goldman Sachs Credit Partners L.P., as Lender, and Ericsson Inc., as Agent, dated as of December
                  23, 1997. (Filed as Exhibit 10(v) to the 1997 Form 10-K and incorporated herein by reference.)

10(w)*            Acquisition Agreement dated as of March 4, 1996 between
                  InterCel PCS Services, Inc. and Ericsson Inc. (Filed as
                  Exhibit 10(rr) to the April 1996 Form S-1 and incorporated herein by reference.)

10(x)*            Amendment No. 1 to the Acquisition Agreement for Ericsson CMS
                  40 Personal Communications Systems dated as of September 2,
                  1997 between Powertel PCS, Inc. and Ericsson Inc. (Filed as
                  Exhibit 10(j) to the Company's Form 10-Q filed for the quarter ended September 30, 1997 and incorporated herein by reference.)

10(y)*            License Agreement between LHS Communications, Inc. and
                  Powertel, Inc. dated August 2, 1996. (Filed as Exhibit 10(vv) to the 1996 Third Quarter 10-Q and incorporated herein by reference.)

10(z)*            Agreement between BellSouth Telecommunications, Inc. and
                  Powertel, Inc. effective as of April 1, 1997. (Filed as
                  Exhibit 10(qq) to the 1997 First Quarter 10-Q and incorporated herein by reference.)


10(aa)*           Termination of Stock Purchase Agreement dated as of April 30,
                  1997 between InterCel, Inc. and The Huff Alternative Income
                  Fund, L.P. (Filed as Exhibit 10(nn) to the 1997 First Quarter
                  10-Q and incorporated herein by reference.)

10(bb)*           Termination of Stock Purchase Agreement dated as of April 30,
                  1997 between InterCel, Inc. and SCANA Communications, Inc.
                  (Filed as Exhibit 10(oo) to the 1997 First Quarter 10-Q and incorporated herein by reference.)

10(cc)*           Stock Purchase Agreement dated as of May 23, 1997 between
                  InterCel, Inc. and SCANA Communications, Inc. (Filed as
                  Exhibit 10(c) to the 1997 Form S-4 and incorporated herein by reference.)

10(dd)*           Stock Purchase Agreement dated as of May 23, 1997 between
                  InterCel, Inc. and The Huff Alternative Income Fund, L.P.
                  (Filed as Exhibit 10(a) to the 1997 Form S-4 and incorporated herein by reference.)

10(ee)*           First Amendment to Interconnection Agreement between
                  Powertel, Inc. and BellSouth Telecommunications, Inc.
                  effective as of April 1, 1997. (Filed as Exhibit 10(mm) to the 1997 Form 10-K and incorporated herein by reference.)

10(ff)* Powertel 401(k) Profit Sharing Plan (as amended and restated effective January 1, 1997, and as renamed effective July 1,
                  1997). (Filed as Exhibit 10(nn) to the 1997 Form 10-K and incorporated herein by reference.)

10(gg)*           Stock Purchase Agreement dated June 22, 1998, by and between
                  Powertel, Inc. and SCANA Communications, Inc. (Filed as
                  Exhibit 10(a) to the 1998 Second Quarter 10-Q and incorporated herein by reference.)

10(hh)*           Stock Purchase Agreement dated June 22, 1998, by and between
                  Powertel, Inc. and ITC Wireless, Inc. (Filed as Exhibit 10(b) to the 1998 Second Quarter 10-Q and incorporated herein by reference.)

10(ii)*           Amended and Restated Credit Agreement dated as of February 6,
                  1998, among Powertel PCS, Inc., the Banks and Other Financial
                  Institutions Listed on the Signature Pages thereof, Ericsson
                  Inc., as Agent, and National Westminster Bank PLC, as
                  Administrative Agent for the Lenders. (Filed as Exhibit
                  (10(a) to the Company's Form 10-Q filed for the quarter ended
                  March 31, 1998 and incorporated herein by reference.) +

10(jj)*           Letter Agreement dated April 22, 1998 by and among Powertel
                  PCS, Inc., Ericsson Inc., National Westminster Bank plc., GE
                  Capital and the lenders consenting thereto relating to the Credit Facility. (Filed as Exhibit 10(c) to the 1998 Second
                  Quarter 10-Q and incorporated herein by reference.)

21                Subsidiaries of Powertel, Inc.

23                Consent of Arthur Andersen LLP

24                Powers of Attorney for the following individuals: Campbell B.
                  Lanier, III, Allen E. Smith, Fred G. Astor, Jr., Donald W.
                  Burton, O. Gene Gabbard and Ann Milligan (included on signature page hereto)

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

                                POWERTEL, INC.


March 29, 2000       By:    /s/ Allen E. Smith
                           ------------------------------------------------
                           Allen E. Smith
                           Chief Executive Officer, President and Director


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



March 29, 2000              /s/ Campbell B. Lanier, III
                           ------------------------------------------------
                           Campbell B. Lanier, III
                           Chairman of the Board of Directors


March 29, 2000              /s/ Allen E. Smith
                           ------------------------------------------------
                           Allen E. Smith
                           Chief Executive Officer, President and Director (principal executive officer)


March 29, 2000              /s/ Fred G. Astor, Jr.
                           ------------------------------------------------
                           Fred G. Astor, Jr.
                           Chief Financial Officer and Executive Vice President (principal financial and accounting officer)


March 29, 2000              /s/ Donald W. Burton
                           ------------------------------------------------
                           Donald W. Burton
                           Director


March 29, 2000              /s/ O. Gene Gabbard
                           ------------------------------------------------
                            O. Gene Gabbard
                            Director

March 29, 2000             /s/ Ann Milligan
                           ------------------------------------------------
                           Ann Milligan
                           Director


March ____, 2000
                           ------------------------------------------------
                           William H. Scott, III
                           Director



March ____, 2000
                           ------------------------------------------------
                           William B. Timmerman
                           Director



March ____, 2000
                           ------------------------------------------------
                           Donald W. Weber
                           Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Public Accountants..................................................................        F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998..............................................        F-3

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997................        F-4

Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the Years Ended                          F-5
   December 31, 1999, 1998 and 1997.......................................................................

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997................        F-6

Notes to Consolidated Financial Statements................................................................        F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Powertel, Inc.:

         We have audited the accompanying consolidated balance sheets of POWERTEL, INC. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powertel, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 4, 2000

                         POWERTEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                       AT DECEMBER 31,
                                                                                -----------------------------
                                                                                   1999              1998
                                                                                -----------       -----------
                                                                                  (DOLLARS IN THOUSANDS)
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.................................................   $   371,396       $   204,787
   Restricted cash for payment of interest (Note 2)..........................        16,223            33,375
   Accounts receivable, net of allowance for doubtful accounts
     of $6,544 and $4,895 at December 31, 1999 and 1998, respectively........        30,925            28,726
   Inventories (Note 2)......................................................        21,250            20,683
   Prepaid expenses and other................................................        21,747             9,248
                                                                                -----------       -----------
                                                                                    461,541           296,819
                                                                                -----------       -----------

PROPERTY AND EQUIPMENT, AT COST (Note 2):
   Land......................................................................           932               932
   Building and towers.......................................................       241,617           311,723
   Equipment.................................................................       433,264           329,993
   Furniture and fixtures....................................................        11,259             8,616
   Assets under construction.................................................        34,841            98,350
                                                                                -----------       -----------
                                                                                    721,913           749,614
     Less:  accumulated depreciation.........................................      (160,803)         (107,210)
                                                                                -----------       -----------
                                                                                    561,110           642,404
                                                                                -----------       -----------

OTHER ASSETS (Note 2):
   Licenses, net of accumulated amortization of $26,950 and $16,748 at
     December 31, 1999 and 1998, respectively...............................        400,587           407,998
   Deferred charges and other, net of accumulated amortization of $8,206
     and $5,749 at December 31, 1999 and 1998, respectively.................         16,557            19,014
   Restricted cash for payment of interest..................................             --            14,343
                                                                                -----------       -----------
                                                                                    417,144           441,355
                                                                                -----------       -----------

       Total assets.........................................................    $ 1,439,795       $ 1,380,578
                                                                                ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade.................................................    $    26,261       $    14,633
   Accrued other............................................................         20,612            20,529
   Accrued construction costs...............................................         18,479            17,807
   Current portion of long-term obligations (Note 5)........................         12,946                49
   Accrued taxes other than income..........................................         12,601             6,261
   Advance billings and customer deposits...................................          9,908             7,898
   Accrued interest.........................................................          2,781             2,781
                                                                                -----------       -----------
                                                                                    103,588            69,958
                                                                                -----------       -----------

LONG-TERM OBLIGATIONS (Note 5):
   12% Senior Discount Notes due February 2006..............................        310,076           275,069
   12% Senior Discount Notes due May 2006...................................        308,308           274,393
   11.125% Senior Notes due June 2007.......................................        300,000           300,000
   Long-term portion of Credit Facility.....................................        252,107           258,532
   Deferred gain on sale-leaseback (Note 3).................................         83,331                --
   Other...................................................................              23                76
                                                                                -----------       -----------
                                                                                  1,253,845         1,108,070
                                                                                -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

CUMULATIVE CONVERTIBLE, REDEEMABLE
  PREFERRED STOCK (Note 6)...................................................       152,219           152,219
                                                                                -----------       -----------

STOCKHOLDERS' (DEFICIT) EQUITY:
   Preferred Stock (Note 6)..................................................             3                 4
   Common Stock: $.01 par value; 100,000,000 shares authorized,
     29,933,269 and 27,265,924 issued and outstanding at December 31, 1999
     and 1998, respectively..................................................           299               273
   Paid-in capital...........................................................       494,936           479,875
   Accumulated deficit.......................................................      (563,190)         (428,774)
   Deferred compensation.....................................................        (1,410)             (702)
   Treasury stock, at cost - 55,352 and 52,483 shares at December 31, 1999
     and 1998, respectively..................................................          (495)             (345)
                                                                                -----------       -----------
                                                                                    (69,857)           50,331
                                                                                -----------       -----------

       Total liabilities and stockholders' (deficit) equity..................   $ 1,439,795       $ 1,380,578
                                                                                ===========       ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                         POWERTEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                     1999           1998              1997
                                                  ---------       ---------       ---------
                                                      (DOLLARS AND SHARES IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)

REVENUES AND SALES (Note 2):
   Postpaid revenues .........................    $ 176,356       $ 132,709       $  51,951
   Roaming revenues ..........................        8,799          10,244           5,858
   Prepaid revenues ..........................       55,752           2,579              --
   Other revenues ............................       13,144           6,743           4,936
                                                  ---------       ---------       ---------
     Total service revenues ..................      254,051         152,275          62,745
   Equipment sales ...........................       29,360          23,161          16,171
                                                  ---------       ---------       ---------
       Total revenues and sales ..............      283,411         175,436          78,916
                                                  ---------       ---------       ---------

OPERATING EXPENSES:
   Cost of services ..........................       59,183          42,777          28,277
   Cost of equipment sales ...................       73,526          79,144          45,318
   Operations ................................       64,269          56,522          23,989
   Selling and marketing .....................       99,012          63,936          41,409
   General and administrative ................       44,184          37,639          25,742
   Depreciation ..............................       78,968          57,938          42,747
   Amortization ..............................       10,212           9,716           6,535
                                                  ---------       ---------       ---------
       Total operating expenses ..............      429,354         347,672         214,017
                                                  ---------       ---------       ---------

OPERATING LOSS ...............................     (145,943)       (172,236)       (135,101)
                                                  ---------       ---------       ---------
OTHER (INCOME) EXPENSE:
   Interest expense, net .....................      108,183          93,656          42,564
   Gain on sale of assets ....................     (129,172)             --         (41,912)
   Miscellaneous income ......................         (288)            (62)           (585)
                                                  ---------       ---------       ---------
       Total other (income) expense ..........      (21,277)         93,594              67
                                                  ---------       ---------       ---------
LOSS BEFORE INCOME TAXES .....................     (124,666)       (265,830)       (135,168)
INCOME TAX PROVISION .........................           --              --              --
                                                  ---------       ---------       ---------
NET LOSS .....................................     (124,666)       (265,830)       (135,168)
DIVIDENDS ON CUMULATIVE CONVERTIBLE,
   REDEEMABLE PREFERRED STOCK ................       (9,750)         (5,010)             --
                                                  ---------       ---------       ---------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS..    $(134,416)      $(270,840)      $(135,168)
                                                  =========       =========       =========


PER SHARE DATA (Note 2):
   BASIC AND DILUTED LOSS PER COMMON SHARE....    $   (4.75)      $  (10.02)      $   (5.04)
                                                  =========       =========       =========
   WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING ...........       28,270          27,019          26,834
                                                  =========       =========       =========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                         POWERTEL, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                                                                         TOTAL
                                               CONVERTIBLE                                                           STOCKHOLDERS'
                                      COMMON    PREFERRED     PAID-IN      ACCUMULATED      DEFERRED     TREASURY      (DEFICIT)
                                       STOCK      STOCK       CAPITAL         DEFICIT     COMPENSATION     STOCK         EQUITY
                                       -----      -----       -------         -------     ------------     -----       ---------
                                                                  (DOLLARS IN THOUSANDS)

BALANCE, DECEMBER 31, 1996 ......      $269        $ 2       $ 430,053       $ (22,766)      $  (206)      $(345)      $ 407,007
Stock options exercised .........         1         --             711              --            --          --             712
Issuance of restricted common
   stock (Note 7) ...............        --         --           1,455              --        (1,455)         --              --
Issuance of Series C Convertible
   Preferred Stock, net of
   issuance costs (Note 6) ......        --          1          22,445              --            --          --          22,446
Issuance of Series D Convertible
   Preferred Stock, net of
   issuance costs (Note 6) ......        --          1          22,445              --            --          --          22,446
Amortization of deferred
   compensation .................        --         --              --              --           373          --             373
Net loss attributable to common
   stockholders .................        --         --              --        (135,168)           --          --        (135,168)
                                       ----        ---       ---------       ---------       -------       -----       ---------
BALANCE, DECEMBER 31, 1997 ......       270          4         477,109        (157,934)       (1,288)       (345)        317,816
Stock options exercised .........         1         --             195              --            --          --             196
6.5% stock dividend on Cumulative
   Convertible, Redeemable
   Preferred Stock (Note 6) .....         2         --           2,571              --            --          --           2,573
Amortization of deferred
   compensation .................        --         --              --              --           586          --             586
Net loss attributable to common
   stockholders .................        --         --              --        (270,840)           --          --        (270,840)
                                       ----        ---       ---------       ---------       -------       -----       ---------
BALANCE, DECEMBER 31, 1998 ......       273          4         479,875        (428,774)         (702)       (345)         50,331
Stock options and warrants
exercised .......................         3         --           3,971              --            --          --           3,974
Issuance of restricted common
   stock (Note 7) ...............        --         --           1,362              --        (1,362)         --              --
Conversion of Series C
Convertible Preferred Stock
   (Note 6) .....................        18         (1)            (17)             --            --          --              --
6.5% stock dividend on Cumulative
   Convertible, Redeemable
   Preferred stock (Note 6) .....         5         --           9,745              --            --          --           9,750
Purchase of treasury shares .....        --         --              --              --            --        (150)           (150)
Amortization of deferred
   compensation .................        --         --              --              --           654          --             654
Net loss attributable to common
   stockholders .................        --         --              --        (134,416)           --          --        (134,416)
                                       ----        ---       ---------       ---------       -------       -----       ---------
BALANCE, DECEMBER 31, 1999 ......      $299        $ 3       $ 494,936       $(563,190)      $(1,410)      $(495)      $ (69,857)
                                       ====        ===       =========       =========       =======       =====       =========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                         POWERTEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                            1999             1998             1997
                                                                          ---------       ---------       ---------
                                                                                  (DOLLARS IN THOUSANDS)
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net loss ........................................................      $(124,666)      $(265,830)      $(135,168)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
     Gain on sale of subsidiary, net ...............................        (79,312)             --         (41,912)
     Realized gain on sale-leaseback, net ..........................        (49,860)             --              --
     Bond accretion ................................................         68,922          59,204          34,061
     Depreciation and amortization .................................         89,180          67,654          49,282
     Other, net ....................................................         (1,878)          3,041           2,565
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable ..................         (5,841)          5,823         (28,596)
       (Increase) decrease in inventories ..........................           (879)        (16,708)          3,393
       (Increase) decrease in other assets .........................         (2,492)         (2,690)          8,613
       Increase (decrease) in accounts payable, accrued expenses
         and other current liabilities .............................          7,849         (16,312)         50,732
                                                                          ---------       ---------       ---------
           Net cash used in operating activities ...................        (98,977)       (165,818)        (57,030)
                                                                          ---------       ---------       ---------

CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
   Proceeds from sale-leaseback ....................................        274,617              --              --
   Proceeds from sale of subsidiary ................................         89,339              --          77,204
   Capital expenditures ............................................       (130,816)       (207,292)       (291,849)
   Liquidation (purchase) of investments, net ......................         31,495          29,367          (1,426)
   Short-term notes receivable .....................................         (7,163)             --              --
   Microwave relocation ............................................         (2,801)           (862)         (9,266)
   Increase (decrease) in accrued construction costs ...............            672          (5,285)          7,878
   Payment for FCC licenses ........................................             --              --         (31,251)
                                                                          ---------       ---------       ---------
           Net cash provided from (used in) investing activities ...        255,343        (184,072)       (248,710)
                                                                          ---------       ---------       ---------

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES:
   Borrowings under Credit Facility ................................          6,468          78,571         110,447
   Proceeds from sale of common stock, net .........................          3,974             196             712
   Proceeds from sale of cumulative convertible, redeemable
     preferred stock, net  .........................................             --         149,782              --
   Proceeds from issuance of 11.125% Senior Notes due June 2007 ....             --              --         290,637
   Proceeds from sale of preferred stock, net ......................             --              --          44,892
   Other, net ......................................................           (199)           (826)            481
                                                                          ---------       ---------       ---------
           Net cash provided from financing activities .............         10,243         227,723         447,169
                                                                          ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............        166,609        (122,167)        141,429

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................        204,787         326,954         185,525
                                                                          ---------       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR ...........................      $ 371,396       $ 204,787       $ 326,954
                                                                          =========       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest, net of amounts capitalized ..............      $  55,675       $  52,913       $  24,453
   Cash paid for income taxes ......................................             --              --             213
   Net book value of assets sold in subsidiary disposition .........         10,027              --          35,292
   Net book value of assets sold under sale-leaseback ..............        136,437              --              --
   Noncash investing and financing activities:
     Total capitalized interest ....................................             --           1,900          22,093
     Dividends on cumulative convertible, redeemable preferred stock
        paid in stock ..............................................          9,750           2,573              --



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                         POWERTEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997


1.       ORGANIZATION AND NATURE OF BUSINESS

         Powertel, Inc. (the "Company") was incorporated in Delaware in April 1991 under the name Intercel, Inc. In June 1997, the Company changed its name to Powertel, Inc. The Company provides digital wireless personal communication services ("PCS") in the southeastern United States. Prior to April 30, 1999, the Company also provided cellular telephone services in contiguous portions of eastern Alabama and western Georgia under the name "Intercel" (Note 4).

         Prior to May 1, 1997, the Company provided cellular telephone services in the State of Maine under the name "Unicel" (Note 4).

         The Company's PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.4 million people (according to industry publications) in the Major Trading Areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama; and in 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee. The Company holds 30 MHz of spectrum licensed for PCS in the MTA Markets and 20 MHz of spectrum licensed for PCS in all of the BTA Markets except for the Knoxville, Tennessee BTA, where the Company holds a license for 10 MHz of spectrum. The Company first introduced its PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, has launched its PCS services in a total of 34 markets in the Southeast.

         While there are numerous wireless telephone systems operating in the United States and other countries, the wireless telecommunications industry has only limited operating history. Achieving profitable PCS operations will require the Company to successfully compete with other PCS providers in all of its markets, as well as with both existing and future wireless providers. In addition, successful PCS operations will require the development of products that are at least as commercially effective as its wireless competitors. Any failure to anticipate and respond to changes to technology and subscriber desires could have an adverse effect on the PCS business.

         Management expects to continue incurring operating losses in future periods while it continues to develop and expand its PCS system and PCS subscriber base. Management believes it has adequate resources to fund these losses during its initial years of operation or that additional sources of funds will be available via public and private debt and equity placements or additional lines of credit. If such sources are needed but not available, management will have to alter its current operating plans.


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

         Although the Company attempts to maintain multiple vendors for each required product, its inventory and equipment, which are important components of its operations, are each currently acquired primarily from less than five sources. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it builds out its network infrastructure and sells services and equipment, then delays and increased costs in the expansion of the Company's network infrastructure or losses of potential subscribers could result, which would affect operating results adversely.

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

     Credit Risk

         The Company's accounts receivable subject the Company to credit risk. The Company extends credit to its subscribers based upon an evaluation of the subscriber's financial condition and credit history and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of subscribers' accounts receivable. The Company bills certain services to subscribers in advance and has the ability to terminate access on delinquent accounts. The Company also introduced an intelligent-network-based prepaid service alternative during September 1998. Management believes these factors, as well as the large and geographically diverse number of subscribers comprising the subscriber base, mitigate the risk of loss and the concentration of credit risk.

         The carrying amount of the Company's receivables approximates their fair value.

     Inventories

         The Company maintains inventories for resale of wireless handsets and accessory parts (i.e., antennae, batteries, cable, etc.). Inventories are valued at the lower of average cost (which approximates first-in, first-out) or market and are recorded net of a reserve for obsolescence of $1.5 million and $1.8 million at December 31, 1999 and 1998, respectively.

     Property and Depreciation

         Property and equipment are recorded at cost, including certain engineering costs. The Company records depreciation using the straight-line method over the estimated useful lives of the assets, which are 10 to 15 years for towers, buildings and improvements and 3 to 10 years for equipment, furniture and fixtures. The Company's policy is to remove the cost and accumulated depreciation of retirements from the accounts and recognize the related gain or loss upon the disposition of assets. Such gains and losses were not material for any period presented, except as described in Notes 3 and 4.

     Assets Under Construction

         Expenditures to construct the Company's PCS system are recorded as assets under construction until the assets are placed in service. When the assets are placed in service, they are transferred to the appropriate property and equipment category and depreciated.

         The Company capitalized interest incurred on borrowings related to assets under construction during the initial buildout of the PCS system. Of the cumulative aggregate capitalized interest of $50.3 million, $9.9 was attributed to property, plant and equipment at December 31, 1999.

     Licenses

         Licenses consist of costs incurred to acquire PCS licenses, including cumulative capitalized interest of $40.4 million at December 31, 1999, and certain microwave relocation costs. Licenses are stated at cost less accumulated amortization and are being amortized using the straight-line method over 40 years.

     Deferred Charges and Other

         Deferred charges and other consist primarily of costs related to the offerings of the Company's senior notes and senior discount notes (Note 5) and are being amortized over the 10-year lives of the related notes.

     Impairment of Long-Lived Assets

         The Company periodically reviews the values assigned to long-lived assets, including property and equipment, licenses and deferred charges, to determine if any possible impairment has occurred and is other than temporary. Management believes the long-lived assets in the accompanying consolidated balance sheets are appropriately valued.

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

     Revenue Recognition

         The Company earns revenues by providing PCS and cellular service to both local subscribers and subscribers of other PCS and cellular carriers traveling ("roaming") through the Company's service area, as well as from sales of PCS and cellular equipment. Postpaid service revenues consist of base monthly service fees ("access"), airtime revenue and long-distance revenues ("toll revenues"). Generally, access fees are billed one month in advance, but recognized when earned, while airtime and toll revenues are recognized when service is provided.

         The Company introduced a prepaid PCS service alternative in September 1998. Prepaid PCS service revenues are collected in advance but recognized as service is provided.

         Roaming revenues consist of the airtime and toll fees charged to the subscribers of other PCS and cellular carriers for use of the Company's PCS network while traveling in the Company's service area. Roaming revenues are recognized when service is rendered.

         Other revenues consist of activation fees, optional enhanced service features and interconnection fees charged to local exchange carriers for connections to the PCS network and are recognized when earned.

         Equipment sales are recognized upon delivery of the equipment to the customer.

     Advertising

         The Company expenses advertising as incurred

     Interest Expense, Net

         Interest expense, net is comprised of the following (in millions):


                                   YEARS ENDED DECEMBER 31,
                           ----------------------------------------
                           1999              1998              1997
                           ----              ----              ----

Interest income..........  $ (18.9)          $ (19.5)          $ (21.0)
Interest expense.........    127.1             115.1              85.7
Capitalized interest.....       --              (1.9)            (22.1)
                           -------           -------           -------
  Interest expense, net    $ 108.2           $  93.7           $  42.6
                           =======           =======           =======

     Loss Per Share

         Basic loss per share (EPS) was computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is the same as basic EPS for all periods presented as all common stock equivalents would have an antidilutive effect.

     Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is, January 1, 2001 for companies with calendar-year fiscal years). SFAS 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company does not anticipate that this statement will have a material impact on its financial statements.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization of certain costs of internal-use software. The Company adopted SOP 98-1 in January 1999. Adoption of SOP 98-1 did not have a material impact on the Company's financial statements.


3.       TOWER ASSETS SALE-LEASEBACK

         On June 2, 1999, pursuant to an Asset Purchase Agreement dated March 15, 1999, the Company sold to CCP Inc., a wholly-owned subsidiary of Crown Castle International Corp ("Crown Castle"), 619 of its wireless transmission towers, related assets and certain liabilities for $261.5 million. On December 2, 1999, pursuant to an Asset Purchase Agreement dated September 27, 1999, the Company sold to Crown Castle an additional 31 towers for $13.1 million. In connection with these sales, the Company entered into master lease agreements with Crown Castle to lease space on the towers for a monthly rent of $1,800 per tower for an initial lease term of ten years, with three five-year renewal periods at the option of the Company. The transactions were recorded as a sale-leaseback. Accordingly, $88.3 million of the total gain on the sale of $138.2 million was deferred and will be amortized over the initial lease term of ten years as a reduction of cost of services. The unamortized portion of the deferred gain is recorded as a long-term obligation in the accompanying consolidated balance sheets.

         In connection with these transactions, the Company also entered into a build-to-suit construction contract with Crown Castle (Note 9).


4.       ASSET DISPOSITIONS

         On April 30, 1999, pursuant to an Asset Purchase Agreement dated January 5, 1999, the Company and certain of its wholly-owned subsidiaries sold to Public Service Cellular, Inc. ("PSC") substantially all of the assets and FCC Licenses of the Company relating to its cellular telephone operations in eastern Alabama and western Georgia for $89.3 million. The transaction constituted the sale of all of the Company's cellular telephone operations and resulted in a $79.3 million gain to the Company. At closing, PSC paid the Company $83.1 million in cash (including reimbursement for certain capital expenditures of $.3 million) and paid $6.2 million into escrow. On November 1, 1999, substantially all of the $6.2 million was released from escrow to the Company.

         On May 1, 1997, pursuant to an Asset Purchase Agreement dated as of December 23, 1996, certain subsidiaries of the Company sold and assigned (the "Unicel Disposition") to a subsidiary of Rural Cellular Corporation ("Rural Cellular"), substantially all the assets and rights of the Company (including its 51% general partnership interest in the Northern Maine Cellular Partnership) to provide cellular and microwave service in the Bangor, Maine MSA and Maine RSA3 and to provide microwave service in Maine RSA2. This transaction resulted in a $41.9 million gain to the Company. At closing, Rural Cellular paid the Company $71.8 million in cash and paid $5.4 million into escrow. On November 3, 1997, the $5.4 million was released from escrow to the Company.

         The following unaudited pro forma condensed consolidated statements of operations (in millions, except per share data) assume the sales occurred at the beginning of each period presented. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.

                                                                  YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                           1999           1998             1997
                                                         -------         -------         -------
                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues and sales ............................          $ 276.4         $ 155.8         $  55.9
Net loss (excluding gain on sale)..............           (207.6)         (273.9)         (183.9)
Basic and diluted loss per common share........          $ (7.68)        $(10.33)        $ (6.86)


5.       LONG-TERM OBLIGATIONS

         During 1997, the Company issued $300 million principal amount of 11.125% Senior Notes due June 2007 (the "June Notes"). The June Notes may be redeemed at any time on or after June 1, 2002, at the option of the Company, at 105.5626% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, on and after June 1, 2004. In addition, at any time prior to June 1, 2000, up to 35% of the aggregate principal amount of the June Notes may be redeemed from the proceeds of one or more public equity offerings at 111.125% of their principal amount, provided that after any such redemption at least $195.0 million aggregate principal amount of the June Notes remains outstanding. Interest on the June Notes is payable semiannually in cash on June 1 and December 1 of each year.

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

         Unamortized original issue discount on the April Notes and February Notes is being amortized using effective interest rates of 12% and 12.35%, respectively. For the years ended December 31, 1999, 1998 and 1997, total accretion of the original issue discount was $68.9 million, $61.1 million and $54.5 million, respectively, of which $0.0 million, $1.9 million and $20.4 million was capitalized and $68.9 million, $59.2 million and $34.1 million, respectively, was included in interest expense in the accompanying consolidated statements of operations.

         The Company maintains a $265 million Credit Facility regarding the purchase of and vendor financing for PCS network equipment and services. Under the original terms of the Credit Facility, advances were made as requested by the Company to finance purchases from Ericsson Inc. pursuant to the terms of the related Ericsson Equipment Purchase Agreement (Note 9). As of December 31, 1999, the Company had borrowed the maximum available under the Credit Facility. The aggregate amount of the advances made will be repaid in twenty equal quarterly installments, commencing in March 2000 and continuing for a period of five years thereafter, with the last installment in an amount necessary to repay in full the remaining outstanding balance.

         The interest rate under the Credit Facility is based on the applicable Eurodollar Rate plus 3% (9.0625% at December 31, 1999) but can be converted to a fluctuating interest rate per annum based on the higher of Citibank N.A.'s base rate or .5% above the Federal Funds Rate, plus 1%, at the discretion of the lender. Interest on the unpaid principal amount of each advance is payable in arrears on the last day of each calendar quarter.

         The Credit Facility is secured by all the equipment purchased with the proceeds therefrom, subject to the terms of the Ericsson Equipment Purchase Agreement, as well as a pledge of the stock of the Company's subsidiaries that hold the PCS licenses.

         Scheduled maturities of long-term obligations are as follows (in millions):

                 2000                    $      12.9
                 2001                           33.0
                 2002                           53.0
                 2003                           53.0
                 2004                           53.0
                 Thereafter                    978.5
                                         -----------
                      Total              $   1,183.4
                                         ===========

         The indentures relating to the June Notes, February Notes and April Notes (the "Indentures") and Credit Facility contain certain restrictive covenants which significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, create liens, sell assets and engage in mergers and consolidations. The Credit Facility also requires the Company to maintain certain financial ratios. If the Company fails to comply with these restrictive covenants or maintain such ratios, the Company's obligation to repay all, or significant portions of, the Notes and Credit Facility may be accelerated. The limitations in the Indentures are subject to certain qualifications and exceptions, which, in particular, allow the Company and its subsidiaries to incur additional indebtedness in certain circumstances.

         At December 31, 1999, the Company was in compliance with all covenants and financial ratios under the Indentures and Credit Facility.

6.       PREFERRED STOCK

         The Preferred Stock reflected in the accompanying consolidated balance sheets is as follows:

                                                                                      DECEMBER 31,
                                                                                 -------------------------
                                                                                   1999          1998
                                                                                 ---------       ---------
                                                                                       (IN THOUSANDS)

Preferred stock, $.01 par value, 1,000,000 shares authorized:
Series E Cumulative Convertible, Redeemable Preferred, 50,000 shares
   issued and outstanding at December 31, 1999 and 1998 ..................       $  76,109       $  76,109
Series F Cumulative Convertible, Redeemable Preferred, 50,000 shares
   issued and outstanding at December 31, 1999 and 1998 ..................          76,110          76,110
                                                                                 ---------       ---------
           Total cumulative convertible, redeemable preferred stock ......       $ 152,219       $ 152,219
                                                                                 =========       =========

Series A Convertible Preferred, 100,000 shares issued and outstanding
       in 1999 and 1998 ..................................................       $       1       $       1
Series B Convertible Preferred, 100,000 shares issued and
   outstanding in 1999 and 1998 ..........................................               1               1
Series C Convertible Preferred, 0 and 50,000 shares issued and
   outstanding in 1999 and 1998, respectively ............................              --               1
Series D Convertible Preferred, 50,000 shares issued and
   outstanding in 1999 and 1998 ..........................................               1               1
                                                                                 ---------       ---------
       Total preferred stock in stockholders' equity .....................       $       3       $       4
                                                                                 =========       =========

         On September 22, 1999, The Huff Alternative Income Fund, L.P., which originally purchased 50,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred") from the Company on June 5, 1997, converted all of the Series C Preferred shares into 1,764,706 shares of common stock.

         On September 15, 1999, Sonera Ltd. purchased 100,000 shares of non-voting Series A Convertible Preferred Stock (the "Series A Preferred") from Ericsson Inc., which originally purchased the Series A Preferred from the Company on June 29, 1996. The Series A Preferred is currently convertible, at the option of the holder, at a rate of 46.27 shares of common stock per share of preferred stock, subject to adjustment. The Series A Preferred is redeemable, at the option of the Company, in whole or in part, on a pro rata basis, at a redemption price of $750 per share plus declared and unpaid dividends, anytime subsequent to June 28, 2001. The Series A Preferred has a liquidation preference of $750 per share plus declared and unpaid dividends in the event of a liquidation, dissolution or winding up of the Company.

         On June 22, 1998, in separate private placements, the Company issued:
(a) 50,000 shares of non-voting Series E 6.5% Cumulative Convertible, Redeemable Preferred Stock (the "Series E Preferred") to SCANA Communications, Inc., a wholly-owned subsidiary of SCANA Corporation ("SCANA"), for $75 million; and (b) 50,000 shares of non-voting Series F 6.5% Cumulative Convertible, Redeemable Preferred Stock (the "Series F Preferred") to ITC Wireless, Inc., a wholly-owned subsidiary of ITC Holding Company, Inc., for $75 million. The Series E Preferred and Series F Preferred become convertible on June 22, 2003, at the option of the holder, at a rate of 68.15 shares of common stock per share of preferred stock, subject to adjustment. Each is redeemable at the option of the Company, in whole or in part, on a pro rata basis, at a redemption price of $1,500 per share plus accrued and unpaid dividends, anytime subsequent to June 22, 2003, but no later than June 1, 2010. Each has a liquidation preference over the common stock of $1,500 per share, subject to adjustment, plus accrued and unpaid dividends in the event of a liquidation, dissolution or winding up of the Company.

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

         During 1997, the Company issued 50,000 shares of non-voting Series D Convertible Preferred Stock (the "Series D Preferred") to SCANA for $22.5 million. The Series D Preferred becomes convertible on March 14, 2002, at the option of the holder, at a rate of 35.29 shares of common stock per share of preferred stock, subject to adjustment. The Series D Preferred is redeemable, at the option of the Company, in whole or in part, on a pro rata basis, at a redemption price of $450 per share plus declared and unpaid dividends, anytime subsequent to June 5, 2002. The Series D Preferred has a liquidation preference of $450 per share plus declared and unpaid dividends in the event of a liquidation, dissolution or winding up of the Company.

         During 1996, the Company issued 100,000 shares of non-voting Series B Convertible Preferred Stock (the "Series B Preferred") to SCANA for $75 million. The Series B Preferred becomes convertible on March 14, 2002, at the option of the holder, at a rate of 45.45 shares of common stock per share of preferred stock, subject to adjustment. The Series B Preferred is redeemable, at the option of the Company, in whole or in part, on a pro rata basis, at a redemption price of $750 per share plus declared and unpaid dividends, anytime subsequent to June 28, 2001. The Series B Preferred has a liquidation preference of $750 per share plus declared and unpaid dividends in the event of a liquidation, dissolution or winding up of the Company.

         The Company's certificate of incorporation authorizes the Board of Directors to issue, from time to time and without further stockholder action, one or more series of preferred stock and to fix the relative rights and preferences of the shares, including voting powers, dividend rights, liquidation preferences, redemption rights, and conversion privileges.


7.       STOCK OPTION PLANS

     Stock Options

         Under the Powertel, Inc. 1991 Stock Option Plan, as amended (the "Stock Plan"), 5,000,000 shares of common stock are reserved for issuance upon exercise of options. Substantially all of the employees of the Company are eligible to receive options under the Stock Plan. Management recommends to the Compensation/Stock Option Committee the number of options to grant based on management's analysis of the employee's performance and level of responsibility. The Board of Directors also may include in each option granted under the Stock Plan certain additional limitations on the recipient's right to exercise the option. Options under the Stock Plan may be either "incentive stock options," as defined under Section 422 of the Internal Revenue Code, or nonqualified options.

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

         The Company accounts for its stock-based compensation related to the Stock Plan and Nonemployee Plan under APB 25. Accordingly, no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's stock on the date of grant. For SFAS 123 pro forma purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                1999           1998           1997
                                                               ------         ------         ------

             Risk-free interest rate....................        5.31%          4.65%          5.92%
             Expected dividend yield....................          --             --             --
             Expected lives.............................         6.0 Yrs.       8.2 Yrs.       8.2 Yrs.
             Expected volatility........................          54%            50%            55%

         Using these assumptions, the fair value of the stock options granted in 1999, 1998 and 1997 is $9.7 million, $6.7 million and $4.3 million, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined consistent with the provisions of SFAS 123, the Company's net loss and pro forma net loss per common share for 1999, 1998 and 1997 would have been as follows (in millions, except per share amounts):

                                                YEARS ENDED DECEMBER 31,
                                       ---------------------------------------
                                         1999            1998            1997
                                       --------        --------        --------

Net loss:
   As reported ...................     $ (134.4)       $ (270.8)       $ (135.2)
   Pro forma .....................       (141.5)         (274.6)         (139.6)
Net loss per common share:
   As reported ...................     $  (4.75)       $ (10.02)       $  (5.04)
   Pro forma .....................        (5.00)         (10.12)          (5.21)

         Because SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

         Under the Company's 1995 Employee Restricted Stock Plan (the "Restricted Stock Plan"), 200,000 shares of common stock are reserved for issuance, of which 163,800 shares had been awarded through December 31, 1999. These restricted stock awards vest in three equal installments on the first, second and third anniversaries of the date of grant. The compensation associated with the restricted grants (i.e., the difference between the market price of the Company's Common Stock on the date of grant and the exercise price) is being amortized ratably over the three-year vesting period. Such compensation expense totaled $0.7 million, $0.6 million and $0.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. Any unamortized deferred compensation is reflected as a reduction to stockholders' equity (deficit) in the accompanying consolidated balance sheets. The Restricted Stock Plan is administered by the Compensation/Stock Option Committee of the Board of Directors.

         A summary of the combined status of all stock plans at December 31, 1999, 1998 and 1997 is presented in the following table:

                                             NUMBER OF       WEIGHTED AVERAGE
                                              SHARES         PRICE PER SHARE
                                             ---------       ----------------

Outstanding at December 31, 1996             1,692,153        $   13.78
   Granted..............................       921,344            13.27
   Forfeited............................      (175,926)           17.15
   Exercised............................       (67,293)           14.17
                                             ---------
Outstanding at December 31, 1997             2,370,278            13.39
   Granted..............................       541,192            17.71
   Forfeited............................      (293,401)           16.80
   Exercised............................       (28,119)           10.98
                                             ---------
Outstanding at December 31, 1998             2,589,950            13.93
   Granted..............................       691,701            24.41
   Forfeited............................      (189,341)           17.66
   Exercised............................      (305,139)           13.24
                                             ---------
Outstanding at December 31, 1999........     2,787,171            16.36
                                             =========

         The following table summarizes the exercise price range, weighted average exercise price and weighted average remaining contractual life for the options outstanding as of December 31, 1999:

                                                              WEIGHTED AVERAGE
    OPTIONS        EXERCISE PRICE       WEIGHTED AVERAGE          REMAINING
  OUTSTANDING          RANGE             EXERCISE PRICE       CONTRACTUAL LIFE
  -----------      --------------       ----------------      -----------------

    135,000        $    3.33-3.33        $   3.33                 1.3 Years
     79,100             5.25-6.50            5.61                 2.4 Years
    790,663            8.25-12.38           11.32                 6.3 Years
  1,306,773           12.50-18.75           15.65                 7.6 Years
    329,515           18.81-25.75           21.63                 7.5 Years
     52,720           28.38-42.00           34.54                 9.6 Years
     38,200           44.19-65.00           52.70                 9.7 Years
     55,200           66.38-92.88           78.76                 9.9 Years
  ---------           -----------           -----                 ---------
  2,787,171            3.33-92.88           16.36                 6.9 Years

         Total stock options exercisable at December 31, 1999 were 1,298,791 at a weighted average exercise price of $12.45.

     Stock Warrants

         As of December 31, 1999, the Company had outstanding approximately 1.2 million warrants to purchase its common stock. Each warrant entitles the holder to purchase 1.0705 shares of common stock at $16.95 per share (as adjusted for the June 1996 issuance of the Series A Preferred and Series B Preferred). The warrants may be exercised at any time prior to February 1, 2006. At December 31, 1999, 69,301 warrants had been exercised.

8.       INCOME TAXES

         The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        ----------------------------
                                                        1999       1998        1997
                                                        -----      -----       -----

   Statutory federal income tax rate.................     (35)%      (35)%       (35)%
   Increase (decrease) in income tax rate
      resulting from:
        State income taxes, net of federal benefit...      (6)        (6)         (7)
        Valuation allowance..........................      41         41          42
                                                        -----      -----       -----
   Effective income tax rate.........................       0%         0%          0%
                                                        =====      =====       =====

         The significant components of the Company's net deferred tax asset are as follows (in millions):

                                                                                    DECEMBER 31,
                                                                      ------------------------------------------
                                                                       1999             1998              1997
                                                                      --------         --------         --------

  Deferred Tax Assets:
     Net operating loss carryforwards ........................        $  140.0         $  136.5         $   49.0
     Start up costs capitalized ..............................            17.2             19.7             15.9
     Bond accretion capitalized ..............................            71.8             46.3             20.2
     Deferred gain ...........................................            34.9               --               --
     Other ...................................................            10.5              8.4              1.5
                                                                      --------         --------         --------
                                                                         274.4            210.9             86.6
                                                                      --------         --------         --------
  Deferred Tax Liabilities:
     Depreciation ............................................           (34.0)           (25.6)           (11.3)
     Other ...................................................            (2.0)            (1.5)            (0.5)
                                                                      --------         --------         --------
                                                                         (36.0)           (27.1)           (11.8)
                                                                      --------         --------         --------
  Net deferred tax asset before valuation allowance ..........           238.4            183.8             74.8
  Valuation allowance ........................................          (237.1)          (182.5)           (73.5)
                                                                      --------         --------         --------
  Net deferred tax asset .....................................             1.3              1.3              1.3
  Less: current portion ......................................             1.3              1.3              1.3
                                                                      --------         --------         --------
  Net deferred tax asset-- non-current portion ...............        $     --         $     --         $     --
                                                                      ========         ========         ========

         At December 31, 1999, the Company had available net operating loss carryforwards for regular tax purposes of approximately $328 million, which will expire at various dates between 2005 and 2018, and alternative minimum tax credit carryforwards of $0.2 million, which have no expiration. The utilization of a portion of these carryforwards is subject to limitations under the Internal Revenue Code of 1986. Since management is currently unable to determine whether it is more likely than not that some portion of the net deferred tax asset will be realized, a valuation allowance of $237.1 million has been provided in the accompanying consolidated financial statements. The valuation allowance increased $54.6 million and $109.0 million in 1999 and 1998, respectively.


9.       COMMITMENTS AND CONTINGENCIES

     Leases

         Lease expenses relate to the lease of office and warehouse space, land for cell sites, cell sites, dedicated lines and trunk access facilities, computer equipment, and billboards and include leases with affiliates (Note 10). Rents charged to expense were approximately $29.1 million, $20.6 million and $10.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

         At December 31, 1999, future minimum lease payments under noncancelable operating leases with initial remaining terms of more than one year are as follows (in millions):


                         2000                            $   30.1
                         2001                                28.7
                         2002                                24.5
                         2003                                18.7
                         2004                                12.0
                         Thereafter                          31.3
                                                         --------
                                                         $  145.3
                                                         ========

     Construction Contract

         On September 27, 1999, the Company entered into a build-to-suit construction contract (Note 3) with Crown Castle that grants Crown Castle a right of first refusal to build, acquire and lease back to the Company at $1,800 per month up to 40 tower sites to be constructed prior to December 31, 2000.

     Equipment Purchase Commitments

         In 1996, the Company entered into a five-year equipment purchase agreement and related vendor financing agreement (Note 5) with Ericsson Inc. for the purchase of certain network equipment and services required for the initial buildout and operation of the Company's PCS system. Under the terms of the agreement and subsequent amendments, the Company committed to purchase certain PCS network equipment and services for specific markets and utilize Ericsson as the exclusive provider of certain PCS network equipment until December 31, 2001 for all of its markets. The Company's grant of exclusivity is conditioned upon Ericsson's ability to provide sufficient quantities of PCS network equipment to meet the Company's needs in the PCS markets, provide commercial service for each PCS market by pre-defined dates, and continue to provide "state of the art" equipment. The Company's cumulative total purchases under the agreement were approximately $297 million at December 31, 1999.

     Litigation

         The Company is subject to litigation related to matters arising in the normal course of business. As of December 31, 1999 management is not aware of any asserted or pending material litigation or claims against the Company that would have a material impact.


10.      TRANSACTIONS WITH AFFILIATES

         The Company leases certain dedicated and trunk telephone access lines and purchases local and long-distance services through its former parent, ITC Holding Company, Inc., and certain of its other subsidiaries and related parties. The total expense recorded by the Company for these services was approximately $10.7 million, $10.1 million and $5.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Company purchases certain equipment, inventory and services related to the buildout and operation of its PCS line of business from preferred stockholders and certain of their subsidiaries. The Company's total purchases for equipment, inventory and services from these related parties were $75.5 million, $138.3 million and $106.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

11.      BUSINESS SEGMENT DATA

         Effective with the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires the Company to report financial and descriptive information about its reportable operating segments. SFAS 131 requires the reporting of a measure of segment profit or loss, certain specific revenue and expense items and segment assets, as well as a reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the company's general purpose financial statements.

         The Company classifies its operations into two business segments: PCS and cellular. Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense. Intersegment revenues are not material. Summarized financial information by business segment is as follows (in millions):

                                                                      YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------------------------------
                                                   1999                           1998                           1997
                                    ------------------------------   -----------------------------   -----------------------------
                                     PCS(A)    CELLULAR(B)  TOTALS     PCS      CELLULAR   TOTALS      PCS     CELLULAR(C)  TOTALS
                                    --------   ----------- -------   --------   --------  --------   --------  -----------  ------

Revenues and sales ...............  $  276.4     $ 7.0    $  283.4   $  155.8     $19.6    $  175.4  $   55.9     $23.0    $   78.9
Depreciation and amortization ....      88.7       0.5        89.2       65.8       1.9        67.7      46.7       2.6        49.3
Operating (loss) income ..........    (149.5)      3.6      (145.9)    (180.3)      8.1      (172.2)   (141.9)      6.8      (135.1)
Interest expense (income), net ...     108.2        --       108.2       93.7        --        93.7      42.6        --        42.6
Net (loss) income ................    (207.6)     82.9      (124.7)    (273.9)      8.1      (265.8)   (183.9)     48.7      (135.2)
Total assets .....................   1,439.8        --     1,439.8    1,365.6      15.0     1,380.6   1,364.5      14.1     1,378.6
Capital expenditures .............     130.5        .3       130.8      205.0       2.3       207.3     289.6       2.2       291.8

---------------
(a)      Includes realized gain on sale of tower assets of $49.9 million.
(b)      Includes gain on sale of subsidiary of $79.3 million.
(c)      Includes gain on sale of subsidiary of $41.9 million.


12.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                       FIRST        SECOND         THIRD        FOURTH
                                                                      -------       -------       -------       -------
                                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)

1999 QUARTERS:
     Revenues and sales ........................................      $  62.0       $  64.0       $  72.4       $  85.0
     Operating loss ............................................        (33.6)        (36.9)        (30.8)        (44.6)
     Net (loss) income attributable to common stockholders .....        (63.8)         60.6         (58.9)        (72.3)
     Basic (loss) earnings per common share ....................      $ (2.33)      $  2.19       $ (2.10)      $ (2.43)
     Diluted (loss) earnings per common share ..................        (2.33)         1.22         (2.10)        (2.43)
1998 QUARTERS:
     Revenues and sales ........................................      $  36.7       $  40.8       $  44.6       $  53.3
     Operating loss ............................................        (36.0)        (34.2)        (41.1)        (60.9)
     Net (loss) income attributable to common stockholders .....        (57.7)        (57.8)        (66.7)        (88.6)
     Basic and diluted loss per common share ...................      $ (2.14)      $ (2.15)      $ (2.47)      $ (3.26)
1997 QUARTERS:
     Revenues and sales ........................................      $  19.1       $  16.6       $  18.5       $  24.7
     Operating loss ............................................        (24.6)        (23.3)        (32.7)        (54.5)
     Net (loss) income attributable to common stockholders .....        (29.6)         12.1         (45.9)        (71.8)
     Basic (loss) earnings per common share ....................      $ (1.10)      $  0.45       $ (1.71)      $ (2.66)
     Diluted (loss) earnings per common share ..................        (1.10)         0.42         (1.71)        (2.66)

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


         We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of POWERTEL, INC. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 4, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 4, 2000

                         POWERTEL, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


               COLUMN A                             COLUMN B            COLUMN C            COLUMN D              COLUMN E
------------------------------------------        ------------        ------------         ------------         ------------

                                                   BALANCE AT          ADDITIONS            WRITEOFFS,           BALANCE AT
                                                   BEGINNING            CHARGED               NET OF               END OF
            CLASSIFICATION                         OF PERIOD           TO INCOME            RECOVERIES             PERIOD
------------------------------------------        ------------        ------------         ------------         ------------

FOR THE YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts ..........        $  4,894,688        $ 12,203,408         $(10,553,730)        $  6,544,366
Allowance for obsolete inventory .........           1,813,394           2,255,888           (2,545,698)           1,523,584
                                                  ------------        ------------         ------------         ------------
                                                  $  6,708,082        $ 14,459,296         $(13,099,428)        $  8,067,950
                                                  ============        ============         ============         ============

FOR THE YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts ..........        $  1,768,194        $ 21,206,041         $(18,079,547)        $  4,894,688
Allowance for obsolete inventory .........           1,178,699           1,876,220           (1,241,525)           1,813,394
                                                  ------------        ------------         ------------         ------------
                                                  $  2,946,893        $ 23,082,261         $(19,321,072)        $  6,708,082
                                                  ============        ============         ============         ============

FOR THE YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts ..........        $    217,000        $  7,610,741         $ (6,059,547)        $  1,768,194
Allowance for obsolete inventory .........              53,470           1,197,121              (71,892)           1,178,699
                                                  ------------        ------------         ------------         ------------
                                                  $    270,470        $  8,807,862         $ (6,131,439)        $  2,946,893
                                                  ============        ============         ============         ============