Form 10-Q
period 2000-03-31
POWERTEL INC /DE/
filed 2000-05-12
CIK 876318

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____, 19__.

                        Commission File Number: 0-23102

                         ------------------------------

                                 POWERTEL, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                       58-1944750
       (State or other jurisdiction                          (I.R.S. Employer
     of incorporation or organization)                      Identification No.)


 1239 O.G. SKINNER DRIVE, WEST POINT, GEORGIA                     31833
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                             Outstanding at May 10, 2000

      Common Stock, $0.01 par value                         31,114,533



===============================================================================

                                 POWERTEL, INC.

                               INDEX TO FORM 10-Q


                                                                                                            PAGE
                                                                                                            ----

PART I                          FINANCIAL INFORMATION

               Item 1.          Financial Statements................................................          3

                                Condensed Consolidated Balance Sheets as of
                                March 31, 2000 (Unaudited) and December 31, 1999....................          3

                                Condensed Consolidated Statements of Operations
                                for the Three Months Ended March 31, 2000 and
                                1999 (Unaudited)....................................................          4

                                Condensed Consolidated Statements of Cash Flows for the
                                Three Months Ended March 31, 2000 and 1999 (Unaudited)..............          5

                                Condensed Notes to Consolidated Financial Statements
                                (Unaudited).........................................................          6

               Item 2.          Management's Discussion and Analysis of
                                Financial Condition and Results of Operations.......................          7

               Item 3.          Quantitative and Qualitative Disclosure About
                                 Market Risks.......................................................         12

PART II                         OTHER INFORMATION

               Item 1.          Legal Proceedings...................................................         12

               Item 2.          Changes in Securities and Use of Proceeds...........................         12

               Item 6.          Exhibits and Reports on Form 8-K....................................         12

SIGNATURES

                          PART I FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                                 POWERTEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        MARCH 31,       DECEMBER 31,
                                                                          2000              1999
                                                                      ------------      ------------
                                                                       (UNAUDITED)
                                                                          (DOLLARS IN THOUSANDS)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ........................................ $    334,109      $    371,396
   Restricted cash for payment of interest ..........................       16,688            16,223
   Accounts receivable, net of allowance for doubtful accounts ......       33,349            30,925
   Inventories ......................................................       19,029            21,250
   Prepaid expenses and other .......................................       22,925            21,747
                                                                      ------------      ------------
                                                                           426,100           461,541
                                                                      ------------      ------------

PROPERTY AND EQUIPMENT, AT COST .....................................      737,345           721,913
     Less:  accumulated depreciation ................................     (182,163)         (160,803)
                                                                      ------------      ------------
                                                                           555,182           561,110
                                                                      ------------      ------------

OTHER ASSETS:
   Licenses, net ....................................................      398,034           400,587
   Deferred charges and other, net ..................................       15,943            16,557
                                                                      ------------      ------------
                                                                           413,977           417,144
                                                                      ------------      ------------

       Total assets ................................................. $  1,395,259      $  1,439,795
                                                                      ============      ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable - trade ......................................... $     13,144      $     26,261
   Current portion of Credit Facility ...............................       12,946            12,946
   Advance billings and customer deposits ...........................       11,946             9,908
   Accrued interest .................................................       11,125             2,781
   Accrued taxes other than income ..................................       10,905            12,601
   Accrued construction costs .......................................        5,686            18,479
   Accrued other ....................................................       15,307            20,612
                                                                      ------------      ------------
                                                                            81,059           103,588
                                                                      ------------      ------------

LONG-TERM OBLIGATIONS:
   12% Senior Discount Notes due February 2006 ......................      319,553           310,076
   12% Senior Discount Notes due May 2006 ...........................      317,376           308,308
   11.125% Senior Notes due June 2007 ...............................      300,000           300,000
   Long-term portion of Credit Facility .............................      248,884           252,107
   Deferred gain on sale-leaseback ..................................       81,123            83,331
   Other ............................................................           10                23
                                                                      ------------      ------------
                                                                         1,266,496         1,253,845
                                                                      ------------      ------------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE CONVERTIBLE, REDEEMABLE PREFERRED STOCK ..................      152,219           152,219
                                                                      ------------      ------------

STOCKHOLDERS' DEFICIT:
   Preferred Stock ..................................................            3                 3
   Common Stock .....................................................          312               299
   Paid-in capital ..................................................      512,504           494,936
   Accumulated deficit ..............................................     (616,101)         (563,190)
   Deferred compensation ............................................       (1,188)           (1,410)
   Treasury stock, at cost ..........................................         (495)             (495)
                                                                      ------------      ------------
                                                                          (104,965)          (69,857)
                                                                      ------------      ------------

       Total liabilities and stockholders' deficit .................. $  1,395,259      $  1,439,795
                                                                      ============      ============


  The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                              THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------------
                                                           2000                        1999
                                                       ------------                ------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES AND SALES:
   Postpaid revenues ..............................    $     52,357                $     40,272
   Prepaid revenues ...............................          33,561                       8,739
   Roaming revenues ...............................           2,106                       2,896
   Other revenues .................................           5,051                       1,961
                                                       ------------                ------------
     Total service revenues .......................          93,075                      53,868
   Equipment sales ................................           7,001                       8,118
                                                       ------------                ------------
       Total revenues and sales ...................         100,076                      61,986
                                                       ------------                ------------

OPERATING EXPENSES:
   Cost of services ...............................          20,423                      13,381
   Cost of equipment sales ........................          29,138                      15,432
   Operations .....................................          14,456                      14,877
   Selling and marketing ..........................          24,070                      20,780
   General and administrative .....................          11,362                       9,739
   Depreciation ...................................          21,360                      18,777
   Amortization ...................................           2,551                       2,570
                                                       ------------                ------------
       Total operating expenses ...................         123,360                      95,556
                                                       ------------                ------------

OPERATING LOSS ....................................         (23,284)                    (33,570)
                                                       ------------                ------------

OTHER EXPENSE (INCOME):
   Interest expense, net ..........................          27,296                      27,847
   Miscellaneous income ...........................            (106)                       (104)
                                                       ------------                ------------
       Total other expense (income) ...............          27,190                      27,743
                                                       ------------                ------------

LOSS BEFORE INCOME TAXES ..........................         (50,474)                    (61,313)
INCOME TAX PROVISION ..............................              --                          --
                                                       ------------                ------------

NET LOSS ..........................................         (50,474)                    (61,313)
                                                       ------------                ------------

DIVIDENDS ON CUMULATIVE CONVERTIBLE,
   REDEEMABLE PREFERRED STOCK .....................          (2,437)                     (2,437)
                                                       ------------                ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ......    $    (52,911)               $    (63,750)
                                                       ============                ============

PER SHARE DATA:
   BASIC AND DILUTED LOSS PER COMMON SHARE ........    $      (1.74)               $      (2.33)
                                                       ============                ============

   WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING ................          30,404                      27,317
                                                       ============                ============


  The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                          ----------------------------
                                                                                             2000              1999
                                                                                          ----------        ----------
                                                                                              (DOLLARS IN THOUSANDS)

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss ............................................................................     $  (50,474)       $  (61,313)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ..................................................         23,911            21,347
     Bond accretion .................................................................         18,545            16,477
     Other ..........................................................................         (1,372)              730
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable ...................................         (2,424)              823
       Decrease (increase) in inventories ...........................................          2,221            (2,450)
       (Increase) decrease in other assets ..........................................         (1,178)              812
       (Decrease) increase in accounts payable and accrued expenses .................         (9,736)              130
                                                                                          ----------        ----------
          Net cash used in operating activities .....................................        (20,507)          (23,444)
                                                                                          ----------        ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures ...........................................................        (15,432)          (14,742)
     Decrease in accrued construction costs .........................................        (12,793)          (11,159)
     Liquidation of short-term investments ..........................................           (465)             (716)
     Microwave relocation costs .....................................................              2               106
     Short-term notes receivable ....................................................             --            (9,257)
                                                                                          ----------        ----------
          Net cash used in investing activities .....................................        (28,688)          (35,768)
                                                                                          ----------        ----------

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants ...........................         15,144               251
     (Repayments of) borrowings under credit facility ...............................         (3,223)            6,468
     Other ..........................................................................            (13)              (12)
                                                                                          ----------        ----------
          Net cash provided from financing activities ...............................         11,908             6,707
                                                                                          ----------        ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................................        (37,287)          (52,505)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................        371,396           204,787
                                                                                          ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................     $  334,109        $  152,282
                                                                                          ==========        ==========


  The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report of Powertel, Inc. on Form 10-K for the year ended December 31, 1999.

2. Certain prior year amounts have been reclassified to conform to the current period presentation.

3. We classify our operations into two business segments: PCS and cellular. We have allocated certain corporate administrative expenses to the segments based upon the nature of the expense. Intersegment revenues are not material. The following table summarizes financial information by business segment (in millions):


                                                           THREE MONTHS ENDED MARCH 31,
                                                 ---------------------------------------------------
                                                                               1999
                                                                ------------------------------------
                                                    2000           PCS       CELLULAR(A)     TOTALS
                                                 -----------    ---------    -----------   ---------
                                                                   (UNAUDITED)

               Revenues and sales ...........     $  100.1      $   56.9      $    5.1     $   62.0
               Operating (loss) income ......        (23.3)        (36.1)          2.5        (33.6)
               Net (loss) income ............        (50.5)        (63.8)          2.5        (61.3)

----------------

(a)  We sold our cellular operations in April 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We provide PCS services in the southeastern United States. Our PCS licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 24.4 million people. We hold licenses to serve the Atlanta, Georgia MTA, the Jacksonville, Florida MTA, the Memphis, Tennessee/Jackson, Mississippi MTA and the Birmingham, Alabama MTA and 13 BTAs in Kentucky and Tennessee. We hold 30 MHz of spectrum licensed for PCS in the MTA Markets, and we hold 20 MHz of spectrum licensed for PCS in all of the BTA Markets except for the Knoxville, Tennessee BTA, where we hold a license for 10 MHz of spectrum. We have one of the largest contiguous licensed PCS footprints in the southeastern United States.

         We introduced our PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, have launched our PCS services in a total of 34 markets in the Southeast. As of March 31, 2000, we had approximately 367,000 postpaid PCS subscribers and 289,000 prepaid PCS subscribers.

         We incurred a net loss of $50.5 million for the three months ended March 31, 2000, primarily as a result of the significant costs required to maintain our expanding PCS network, the hiring and management of required personnel to operate our business and market our services, the subsidization of handsets to our subscribers and the depreciation of PCS equipment and amortization of the PCS licenses. We expect to continue incurring operating losses during the remainder of 2000 as we continue to expand our PCS network, increase our subscriber base and subsidize the cost of handsets to our subscribers.

         Until recently, average revenues per subscriber in the wireless industry have declined, which we believe is the result of the addition of new subscribers on lower-priced rate plans, as well as intensified competition within the wireless industry. We believe the effects of these trends on our earnings will be mitigated by a corresponding increase in the number of wireless subscribers who desire additional value-added services primarily in the data area and our continued focus on offering products and services designed to encourage our subscribers to purchase higher-priced rate plans.

         Minimizing subscriber attrition, or "churn," remains a challenge as our subscriber base grows and competition intensifies. We generated an average monthly churn rate of 2.6% and 4.9% for our postpaid and prepaid PCS subscriber base, respectively, for the three months ended March 31, 2000, as compared to 3.4% and 6.2% for the same period of 1999. We believe the continued improvement in our postpaid PCS churn rate is the result of stricter credit evaluation policies, improved customer service response and training, our centralized call center, focused collections efforts and the availability of our prepaid service. We believe the improvement in our prepaid PCS churn rate is attributable to the introduction of lower-denominated cards, as well as a substantial increase in the number of distribution points for additional card purchases, making it easier for the subscriber to renew.

         For the second consecutive quarter, we experienced a substantial increase in our prepaid PCS subscriber base, which we believe is attributable to the introduction of our "Ready to Call" kit in October 1999. We continue to believe our prepaid service is an attractive alternative for a substantial portion of the market that, for various reasons, cannot obtain traditional postpaid service. We expect our new subscribers to continue to be weighted toward prepaid service in subsequent months.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         The following table reflects the composition of our cellular and PCS service revenue and equipment sales and related gross margins, as well as overall operating and other costs and margins. Our historical results of operations, particularly in view of the sale of our cellular telephone assets and certain of our tower assets, will not be comparable with future periods.


                                                                      THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------------------------------------
                                                            2000                          1999
                                                        -------------   ------------------------------------------
                                                                                                       COMBINED
                                                                                                       CELLULAR
                                                           TOTAL        CELLULAR(A)       PCS          AND PCS
                                                        -------------   -----------   -------------  -------------
                                                                         (DOLLARS IN THOUSANDS)

SERVICE REVENUES & COST ANALYSIS:
Service revenues:
   Postpaid revenues................................    $     52,357    $    2,812    $    37,460    $     40,272
   Prepaid revenues.................................          33,561           --           8,739           8,739
   Roaming revenues.................................           2,106         1,764          1,132           2,896
   Other revenues...................................           5,051           232          1,729           1,961
                                                        ------------    ----------    -----------    ------------
    Total service revenues..........................          93,075         4,808         49,060          53,868
Cost of services....................................          20,423           411         12,970          13,381
                                                        ------------    ----------    -----------    ------------
   Gross margin.....................................    $     72,652    $    4,397    $    36,090    $     40,487
                                                        ============    ==========    ===========    ============

EQUIPMENT SALES & COST ANALYSIS:
Equipment sales.....................................    $      7,001    $      236    $     7,882    $      8,118
Cost of equipment sales.............................          29,138           427         15,005          15,432
                                                        ------------    ----------    -----------    ------------
   Gross margin.....................................    $    (22,137)   $     (191)   $    (7,123)   $     (7,314)
                                                        ============    ==========    ===========    ============

OPERATING MARGIN ANALYSIS:
Total revenues and sales............................    $    100,076    $    5,044    $    56,942    $     61,986
                                                        ------------    ----------    -----------    ------------

Operating expenses:
   Cost of services and equipment sales.............          49,561           838         27,975          28,813
   Operations.......................................          14,456           437         14,440          14,877
   Selling and marketing............................          24,070           481         20,299          20,780
   General and administrative.......................          11,362           402          9,337           9,739
   Depreciation.....................................          21,360           390         18,387          18,777
   Amortization.....................................           2,551           --           2,570           2,570
                                                        ------------    ----------    -----------    ------------
    Total operating expenses........................         123,360         2,548         93,008          95,556
                                                        ------------    ----------    -----------    ------------
Operating income (loss).............................        (23,284)    $    2,496    $   (36,066)        (33,570)
                                                                        ==========    ===========

Interest expense, net...............................          27,296                                       27,847
Miscellaneous income................................            (106)                                        (104)
                                                        ------------                                 ------------
Loss before income taxes............................         (50,474)                                     (61,313)
Income tax provision................................             --                                           --
                                                        ------------                                 ------------
Net loss............................................         (50,474)                                     (61,313)
Dividends on cumulative convertible,
   redeemable preferred stock.......................          (2,437)                                      (2,437)
                                                        ------------                                 ------------
Net loss attributable to common
   stockholders.....................................    $    (52,911)                                $    (63,750)
                                                        ============                                 ============

OTHER SUPPLEMENTAL DATA:
Subscribers at end of period........................         655,968        29,955        337,862         367,817
Capital expenditures................................    $     15,432    $      296    $    14,446    $     14,742

-----------------
(a)      We sold our remaining cellular operations in April 1999.

      Unless specifically noted, the following discussion reflects the results of operations for our PCS line of business only. We sold substantially all of the assets for our cellular line of business in the second quarter of 1999.

         Postpaid PCS service revenues increased $14.9 million, or 39.8%, for the three months ended March 31, 2000 as compared to the same period of 1999, which is primarily the result of our continued PCS subscriber growth. Our postpaid PCS subscribers grew to approximately 367,000 at March 31, 2000, from approximately 269,000 at March 31, 1999, of which approximately 26,000 net postpaid PCS subscribers were added during the three months ended March 31, 2000 as compared to approximately 16,000 for the same period of 1999. A significant portion of our postpaid subscriber growth for the three months ended March 31, 2000 is attributable to our 50-State Rate plans, which we introduced in July 1999, and our "50% more minutes" promotional offering, which we introduced in the first quarter of 2000.

         The average monthly service revenue ("RPU") per postpaid PCS subscriber increased to $49.57 for the three months ended March 31, 2000 as compared to $47.42 for the same period of 1999. This increase in RPU is the result of an increase in the average minutes of use per subscriber and our introduction of rate plans that emphasize bundled airtime and toll minutes for higher-priced plans.

         Prepaid PCS service revenues increased $24.8 million, or 284.0%, for the three months ended March 31, 2000 as compared to the same period of 1999. Our prepaid PCS subscribers grew to approximately 289,000 at March 31, 2000, from approximately 68,000 at March 31, 1999, of which approximately 84,000 net prepaid PCS subscribers were added during the three months ended March 31, 2000 as compared to approximately 27,000 for the same period of 1999. A significant portion of our prepaid subscriber growth is attributable to the introduction of our "Ready to Call" kit in October 1999.

         RPU per prepaid PCS subscriber decreased to $45.09 for the three months ended March 31, 2000 as compared to $52.99 for the same period of 1999. This decrease in RPU is attributable primarily to the introduction of lower-denominated prepaid cards for airtime renewals, but was partially offset by an increase in the rate of renewals.

         PCS roaming revenues (including roaming long distance) increased $1.0 million, or 86.0%, for the three months ended March 31, 2000 as compared to the same period of 1999. This increase is due primarily to an increase in the number of roamers and usage per roamer, which is the result of increased penetration levels by surrounding GSM carriers and our success in obtaining roaming agreements with these carriers. We also launched international roaming in August 1999 and currently have agreements with other GSM carriers in more than 50 countries outside North America.

         Other service revenues, which include activation fees and interconnection fees billed to local exchange carriers ("LECs") for connections to our PCS network, increased $3.3 million, or 192.1%, for the three months ended March 31, 2000 as compared to the same period of 1999. This increase is due primarily to the increase in new subscribers and a continued increase in interconnection fees as a result of increased utilization of our PCS network by LECs.

         Cost of services includes the cost of interconnection with LEC facilities, direct cell site costs (property taxes and insurance, site lease costs and electric utilities), roaming validation (provided by a third-party clearinghouse), long distance toll costs and certain prepaid subscriber-related fees. PCS cost of services increased $7.5 million, or 57.5%, for the three months ended March 31, 2000 as compared to the same period of 1999. This increase is due primarily to the costs of providing service to our prepaid subscriber base, including sales commissions on prepaid card renewals, taxes and other surcharges that we do not bill to our subscribers and intelligent-network management fees. We also experienced an increase in cell site costs due to the 199 additional cell sites we placed in service since March 31, 1999.

         We generated a negative PCS equipment margin of 316.2% on $7.0 million of sales during the three months ended March 31, 2000 as compared to a negative 90.4% on $7.9 million of sales for the same period of 1999. Although we experienced a continued decrease in the average cost of handsets, we sold our handsets at disproportionately low prices for competitive reasons. We also offered a $50 handset credit to all postpaid PCS subscribers who activated during the three months ended March 31, 2000. We expect to continue subsidizing the cost of handsets to subscribers for the foreseeable future.

         PCS operations costs, which include the costs of managing and maintaining our PCS system, customer service, credit and collections (including bad debt) and inventory management remained relatively constant for the three months ended March 31, 2000 as compared to the same period of 1999. Our personnel costs increased due to providing customer service through our centralized call center to the growing PCS customer base and our network maintenance costs increased due to our expanding PCS network and certain equipment warranty expirations. These increases were offset by a substantial reduction in bad debt provisions resulting from the success of our prepaid PCS service alternative, as well as improvements in credit and collections associated with our postpaid PCS customer base.

         PCS selling and marketing costs increased $3.8 million, or 18.6%, for the three months ended March 31, 2000 as compared to the same period of 1999. Substantially all of this increase is attributable to an increase in sales commissions due to the increase in subscriber activations and to the continued expansion of our sales distribution channels, including increases in personnel and retail location costs.

         PCS general and administrative costs increased $2.0 million, or 21.7%, for the three months ended March 31, 2000 as compared to the same period of 1999. Substantially all of this increase is attributable to increased personnel and facilities costs at our corporate and regional administrative offices and information technology center to support our rapidly growing operations.

         Depreciation and amortization increased $3.0 million, or 14.1%, for the three months ended March 31, 2000 as compared to the same period of 1999 and consists principally of the depreciation of the PCS network and the amortization of PCS licenses. Substantially all of the increase is attributable to depreciation associated with the 199 additional cell sites that we placed in service since March 31, 1999, as well as depreciation of computer systems and infrastructure costs required to manage the administrative functions of our business.

         Net consolidated interest expense decreased $.6 million, or 2.0%, for the three months ended March 31, 2000 as compared to the same period of 1999. This decrease in net interest expense is the result of an increase in interest income earned on the additional cash available for investment due to asset sales in 1999.

         The effective income tax rate for the three months ended March 31, 2000 and 1999 was 0%. We generated a net loss of $50.5 million for the three months ended March 31, 2000 and expect to incur a net loss for the remainder of 2000. We will not recognize the tax benefit of these losses until management determines that it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of $334.1 million and restricted cash of $16.7 million at March 31, 2000, as compared to $371.4 million and $16.2 million, respectively, at December 31, 1999. For the three months ended March 31, 2000, we used net cash of $20.5 million for operating activities as compared to $23.4 million for the same period of 1999. The cash impact of the net loss from operations totaled $50.5 million but was partially offset by $23.9 million of depreciation and amortization and $18.5 million of bond accretion on the senior discount notes.

         Cash used in investing activities was $28.7 million for the three months ended March 31, 2000 as compared to $35.8 million for the same period of 1999. Investing activities for 2000 consisted primarily of capital expenditures totaling $15.4 million and a decrease in accrued construction costs of $12.8 million primarily related to the expansion of our PCS system and support systems.

         Cash provided from financing activities was $11.9 million for the three months ended March 31, 2000 as compared to $6.7 million for the same period of 1999. Financing activities for 2000 consisted primarily of proceeds from the exercise of stock options and warrants of $15.1 million, which was partially offset by repayments of our credit facility of $3.2 million.

         We maintain a $265 million credit facility, which funded our purchase of PCS network equipment and services for our initial buildout. We have borrowed the maximum amount available under the credit facility. We will repay the aggregate advances under the credit facility in twenty equal quarterly installments, with the last installment in an amount necessary to repay in full the remaining outstanding balance. We paid the first such installment in March 2000.

         Total capital expenditures, including capital expenditures for information technology and the support of the PCS business, were $15.4 million for the three months ended March 31, 2000, as compared to $14.7 million for the same period of 1999. We currently estimate that capital expenditures will total approximately $136 million for the remainder of 2000. These expenditures are primarily to enhance and expand our PCS network in existing markets in order to increase capacity and to satisfy subscriber needs and competitive requirements, as well as to build out certain secondary cities within our licensed footprint. We will continue to upgrade our network capacity and service quality, particularly as they relate to our prepaid service intelligent-network platform, to support our anticipated subscriber growth.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements," which provides additional guidance on the recognition of revenue in financial statements for transactions not specifically addressed within the scope of existing accounting pronouncements. We are currently evaluating the substance of this bulletin to determine its impact on our financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements that are not historical facts and which relate to our intent, belief or current expectations, or that of our directors or officers. In this Report, we may have made forward-looking statements with respect to, among other things: (i) our financing plans, including our ability to obtain financing in the future; (ii) trends affecting our financial condition or results of operations; (iii) our growth and operating strategies; and (iv) our anticipated capital needs and capital expenditures. We caution investors that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital, risks associated with the selection of our PCS digital protocol, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for our products and services to be commensurate with our management's expectations or past experience, issues associated with the management of our growth, including the expansion of our network capacity, the impact of present or future laws and regulations on our business, changes in operating expenses or the failure of operating and buildout expenses to be consistent with our management's expectations and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in our previous filings with the Securities and Exchange Commission, including the "Risk Factors" section of our Registration Statement on Form S-3 (Registration number (333-84981), as declared effective by the Securities and Exchange Commission on September 24, 1999.

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


                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         Reference is made to our Form 10-K for the year ended December 31, 1999 (as filed with the Securities and Exchange Commission on March 29, 2000) for a discussion of certain legal proceedings.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         We pay a quarterly dividend of 6.5% per annum on our Series E 6.5% Cumulative Convertible Preferred Stock and Series F 6.5% Cumulative Convertible Preferred Stock. Although the terms of the Series E Preferred and Series F Preferred allow us to pay these dividends in stock or in cash, we are prohibited from paying cash dividends for the foreseeable future because of restrictions contained in our credit facility and the indentures relating to our outstanding bonds. Therefore, we intend to pay these quarterly dividends in common stock for the foreseeable future. During the three months ended March 31, 2000, we issued 14,402 shares of our common stock to SCANA Communications, Inc., who owns all of our Series E Preferred, and 14,402 shares of common stock to ITC Wireless, Inc., who owns all of our Series F Preferred, in payment of the quarterly dividends owed on December 15, 1999.

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


                           POWERTEL, INC.



May 12, 2000               /s/ Allen E. Smith
                           -----------------------------------------------------
                           Allen E. Smith
                           President and Chief Executive Officer


May 12, 2000               /s/ Fred G. Astor, Jr.
                           -----------------------------------------------------
                           Fred G. Astor, Jr.
                           Executive Vice President and Chief Financial Officer
                           (Chief Accounting Officer)