Form 10-Q
period 2000-06-30
POWERTEL INC /DE/
filed 2000-08-14
CIK 876318

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____, 19__.


                         Commission File Number: 0-23102

                               ------------------

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


                 Class                     Outstanding at August 9, 2000

     Common Stock, $0.01 par value                 [31,380,721]


================================================================================

                                 POWERTEL, INC.

                               INDEX TO FORM 10-Q

                                                                                               PAGE
                                                                                               ----

PART I               FINANCIAL INFORMATION

          Item 1.    Financial Statements.............................................          3

                     Condensed Consolidated Balance Sheets as of
                       June 30, 2000 (Unaudited) and December 31, 1999................          3

                     Condensed Consolidated Statements of Operations for the
                       Three Months and Six Months ended June 30, 2000 and
                       1999 (Unaudited)...............................................          4

                     Condensed Consolidated Statements of Cash Flows for the
                       Six Months ended June 30, 2000 and 1999 (Unaudited)............          5

                     Condensed Notes to Consolidated Financial Statements
                       (Unaudited)....................................................          6

          Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations............................          8

          Item 3.    Quantitative and Qualitative Disclosure About Market
                         Risks........................................................          17

PART II              OTHER INFORMATION

          Item 1.    Legal Proceedings................................................          18

          Item 2.    Changes in Securities and Use of Proceeds........................          18

          Item 4.    Submission of Matters to a Vote of Security Holders..............          18

          Item 6.    Exhibits and Reports on Form 8-K.................................          19

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 POWERTEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,             DECEMBER 31,
                                                                                   2000                   1999
                                                                                -----------           -----------
                                                                                (UNAUDITED)
                                                                                      (DOLLARS IN THOUSANDS)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..........................................          $   280,101           $   371,396
  Restricted cash for payment of interest ............................                   --                16,223
  Accounts receivable, net of allowance for doubtful accounts ........               39,557                30,925
  Inventories ........................................................               16,346                21,250
  Prepaid expenses and other .........................................               17,736                14,584
                                                                                -----------           -----------
                                                                                    353,740               454,378
                                                                                -----------           -----------

PROPERTY AND EQUIPMENT, AT COST ......................................              766,567               721,913
  Less: accumulated depreciation .....................................             (204,468)             (160,803)
                                                                                -----------           -----------
                                                                                    562,099               561,110
                                                                                -----------           -----------
OTHER ASSETS:
  Licenses, net ......................................................              395,483               400,587
  Investment in unconsolidated affiliates ............................               34,413                 7,163
  Deferred charges and other, net ....................................               15,328                16,557
                                                                                -----------           -----------
                                                                                    445,224               424,307
                                                                                -----------           -----------

      Total assets ...................................................          $ 1,361,063           $ 1,439,795
                                                                                ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable--trade ............................................          $     9,681           $    26,261
  Current portion of Credit Facility .................................               22,997                12,946
  Accrued other ......................................................               19,500                20,612
  Accrued taxes other than income ....................................               13,616                12,601
  Advance billings and customer deposits .............................               11,945                 9,908
  Accrued construction costs .........................................                3,463                18,479
  Accrued interest ...................................................                2,781                 2,781
                                                                                -----------           -----------
                                                                                     83,983               103,588
                                                                                -----------           -----------

LONG-TERM OBLIGATIONS:
  12% Senior Discount Notes due February 2006 ........................              329,217               310,076
  12% Senior Discount Notes due May 2006 .............................              326,807               308,308
  11.125% Senior Notes due June 2007 .................................              300,000               300,000
  Long-term portion of Credit facility ...............................              235,606               252,107
  Deferred gain on sale-leaseback ....................................               78,915                83,331
  Other ..............................................................                   --                    23
                                                                                -----------           -----------
                                                                                  1,270,545             1,253,845
                                                                                -----------           -----------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE CONVERTIBLE, REDEEMABLE
  PREFERRED STOCK ....................................................              152,219               152,219
                                                                                -----------           -----------

STOCKHOLDERS' DEFICIT:
  Preferred stock ....................................................                    3                     3
  Common stock .......................................................                  313                   299
  Paid-in capital ....................................................              518,832               494,936
  Accumulated deficit ................................................             (663,286)             (563,190)
  Deferred compensation ..............................................                 (966)               (1,410)
  Treasury stock, at cost ............................................                 (580)                 (495)
                                                                                -----------           -----------
                                                                                   (145,684)              (69,857)
                                                                                -----------           -----------

      Total liabilities and stockholders' deficit ....................          $ 1,361,063           $ 1,439,795
                                                                                ===========           ===========


     The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30,                         JUNE 30,
                                                                  -------------------------       -------------------------
                                                                     2000            1999            2000            1999
                                                                  ---------       ---------       ---------       ---------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

REVENUES AND SALES:
 Postpaid revenues .........................................      $  57,831       $  41,342       $ 110,188       $  81,614
 Prepaid revenues ..........................................         40,406          11,491          73,967          20,230
 Roaming revenues ..........................................          3,123           2,369           5,229           5,265
 Other revenues ............................................          4,870           2,450           9,921           4,411
                                                                  ---------       ---------       ---------       ---------
   Total service revenues ..................................        106,230          57,652         199,305         111,520
 Equipment sales ...........................................          5,965           6,304          12,966          14,422
                                                                  ---------       ---------       ---------       ---------
       Total revenues and sales ............................        112,195          63,956         212,271         125,942
                                                                  ---------       ---------       ---------       ---------

OPERATING EXPENSES:
 Cost of services ..........................................         25,465          13,341          45,888          26,722
 Cost of equipment sales ...................................         21,330          16,146          50,468          31,578
 Operations ................................................         16,570          16,762          31,026          31,819
 Selling and marketing .....................................         29,314          21,936          53,384          42,481
 General and administrative ................................         10,957          10,132          22,319          19,926
 Depreciation ..............................................         22,305          19,953          43,665          38,730
 Amortization ..............................................          2,551           2,541           5,102           5,111
                                                                  ---------       ---------       ---------       ---------
       Total operating expenses ............................        128,492         100,811         251,852         196,367
                                                                  ---------       ---------       ---------       ---------

OPERATING LOSS .............................................        (16,297)        (36,855)        (39,581)        (70,425)
                                                                  ---------       ---------       ---------       ---------

OTHER EXPENSE (INCOME):
 Interest expense, net .....................................         28,767          27,347          56,063          55,194
 Gain on sale of assets ....................................             --        (127,161)             --        (127,161)
 Miscellaneous income ......................................           (317)            (38)           (423)           (142)
                                                                  ---------       ---------       ---------       ---------
       Total other expense (income) ........................         28,450         (99,852)         55,640         (72,109)
                                                                  ---------       ---------       ---------       ---------

(LOSS) INCOME BEFORE INCOME TAXES ..........................        (44,747)         62,997         (95,221)          1,684
INCOME TAX PROVISION .......................................             --              --              --              --
                                                                  ---------       ---------       ---------       ---------

NET (LOSS) INCOME ..........................................        (44,747)         62,997         (95,221)          1,684
DIVIDENDS ON CUMULATIVE CONVERTIBLE,
 REDEEMABLE PREFERRED STOCK ................................         (2,438)         (2,438)         (4,875)         (4,875)
                                                                  ---------       ---------       ---------       ---------

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON
 STOCKHOLDERS ..............................................      $ (47,185)      $  60,559       $(100,096)      $  (3,191)
                                                                  =========       =========       =========       =========

PER SHARE DATA:
 BASIC (LOSS) INCOME PER COMMON SHARE ......................      $   (1.52)      $    2.19       $   (3.31)      $   (0.12)
                                                                  =========       =========       =========       =========
 DILUTED (LOSS) INCOME PER COMMON SHARE ....................      $   (1.52)      $    1.22       $   (3.31)      $   (0.12)
                                                                  =========       =========       =========       =========
 WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING--BASIC ....................         31,084          27,594          30,216          27,507
                                                                  =========       =========       =========       =========
 WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING--DILUTED ..................         31,084          49,631          30,216          27,507
                                                                  =========       =========       =========       =========



  The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                          SIX MONTHS ENDED
                                                                                                               JUNE 30,
                                                                                                    -----------------------------
                                                                                                       2000                1999
                                                                                                    ---------           ---------
                                                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS USED IN OPERATING ACTIVITIES:
 Net (loss) income .......................................................................          $ (95,221)          $   1,684
 Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Gain on sale of subsidiary, net .......................................................                 --             (79,312)
   Realized gain on sale-leaseback, net ..................................................                 --             (47,849)
   Depreciation and amortization .........................................................             48,767              43,841
   Bond accretion ........................................................................             37,640              33,443
   Other .................................................................................             (2,743)                763
   Changes in current assets and liabilities:
     Increase in accounts receivable .....................................................             (8,632)             (8,724)
     Decrease in inventories .............................................................              4,904               7,018
     (Increase) decrease in other assets .................................................             (3,152)              1,003
     Decrease in accounts payable and accrued expenses ...................................            (14,640)             (5,962)
                                                                                                    ---------           ---------
         Net cash used in operating activities ...........................................            (33,077)            (54,095)
                                                                                                    ---------           ---------

CASH FLOWS (USED IN) PROVIDED FROM INVESTING ACTIVITIES:
 Capital expenditures ....................................................................            (44,654)            (52,192)
 Investment in unconsolidated affiliates .................................................            (27,250)             (7,140)
 Liquidation of short-term investments ...................................................             16,223              15,325
 Decrease in accrued construction costs ..................................................            (15,016)            (12,266)
 Proceeds from sale-leaseback ............................................................                 --             261,501
 Proceeds from sale of subsidiary ........................................................                 --              89,339
 Microwave relocation costs ..............................................................                  2              (2,836)
                                                                                                    ---------           ---------
         Net cash (used in) provided from investing activities ...........................            (70,695)            291,731
                                                                                                    ---------           ---------

Cash Flows Provided From Financing Activities:
 Proceeds from exercise of stock options and warrants ....................................             19,035               1,439
 (Repayments of) borrowings under credit facility ........................................             (6,447)              6,468
 Other ...................................................................................               (111)                (24)
                                                                                                    ---------           ---------
         Net cash provided from financing activities .....................................             12,477               7,883
                                                                                                    ---------           ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....................................            (91,295)            245,519

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................            371,396             204,787
                                                                                                    =========           =========

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................          $ 280,101           $ 450,306
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

3. Prior to the sale of our cellular operations in April 1999, we classified our operations into two business segments: PCS and cellular. We allocated certain corporate administrative expenses to the segments based upon the nature of the expense. Intersegment revenues were not material. The following table summarizes financial information by business segment (in millions):

                                                        THREE MONTHS ENDED JUNE 30,
                                              ------------------------------------------------
                                                 2000                      1999
                                              ----------     ---------------------------------
                                                 TOTAL          PCS     CELLULAR       TOTAL
                                              ----------     --------  ----------   ----------
                                                                (UNAUDITED)

            Revenues and sales............     $ 112.2       $ 62.0       $ 2.0     $ 64.0
            Operating (loss) income.......       (16.3)       (37.9)        1.0      (36.9)
            Net (loss) income ............       (44.7)       (17.4)       80.4       63.0


                                                           SIX MONTHS ENDED JUNE 30,
                                              ------------------------------------------------
                                                 2000                      1999
                                              -----------    ---------------------------------
                                                 TOTAL         PCS       CELLULAR      TOTAL
                                              -----------    -------    ----------   ---------
                                                                (UNAUDITED)

            Revenues and sales............     $ 212.3       $118.9       $ 7.0      $125.9
            Operating (loss) income.......       (39.6)       (74.0)        3.6       (70.4)
            Net (loss) income ............       (95.2)       (81.2)       82.9         1.7

4. Pursuant to a stock purchase agreement dated May 30, 2000 with Eliska Wireless Ventures I, Inc. ("Eliska Ventures"), we agreed to purchase 12,475 shares of the Series A Preferred Stock of Eliska Ventures for $125 million. In addition, Sonera Holding B.V., a wholly owned subsidiary of Sonera Corporation ("Sonera"), agreed to invest $75 million, and Eliska Wireless Investors I, L.P. agreed to invest $50 million, in Eliska Ventures. Assuming closing of these transactions, we will have a 49.9% equity interest and a 24.95% voting interest in Eliska Ventures, Sonera will have a 30.1% equity interest and a 15.05% voting interest, and Eliska Investors will have a 20% equity interest and 60% voting interest. In connection with the formation of Eliska Ventures, on May 30, 2000, we also entered into a stock purchase agreement with Sonera whereby Sonera agreed to purchase $125 million of our common stock subject to the closing of the formation of Eliska Ventures. The purchase price for the common stock is $71.80 per share.

         Eliska Ventures is being formed to acquire substantially all of the assets, business and operations of, and certain related liabilities of, DigiPH Holding Company, Inc. ("Holding"), DigiPH Communication, Inc. ("Communication"), and DiGiPH PCS, Inc. (with Holding and Communication, "DiGiPH PCS"), including the assignment of the FCC licenses held by DiGiPH PCS (the "Asset Acquisition"). The aggregate purchase price for the Asset Acquisition is $375 million, subject to adjustment upward or downward for certain performance and post-closing matters. In connection with the Asset Acquisition, we intend to enter into a technical services agreement with Eliska Ventures for management, technical and consulting services. Pursuant to this agreement, we will assist Eliska Ventures in marketing its services under the

         Powertel brand name, expanding distribution channels and increasing network coverage in the market areas covered by the FCC licenses to be acquired by Eliska Ventures. One of our subsidiaries has loaned Eliska Ventures $27.3 million to fund its pre-closing deposit in connection with the Asset Acquisition and certain other expenses pending closing. This loan becomes due and payable in full at the closing of the Asset Acquisition.

         The formation of Eliska Ventures, Sonera's investment in our common stock and the Asset Acquisition are subject to the satisfaction of a number of conditions prior to closing, including the receipt of regulatory approval from the FCC and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and there can be no assurance that any of these transactions will be consummated on the terms currently negotiated or at all. In management's opinion, however, these transactions are anticipated to close during the fourth quarter of 2000.

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

         We introduced our PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, have launched our PCS services in a total of 34 markets in the Southeast. As of June 30, 2000, we had approximately 383,000 postpaid PCS subscribers and 344,000 prepaid PCS subscribers.

         We incurred a net loss of $44.7 million for the three months ended June 30, 2000, primarily as a result of the significant costs required to maintain our expanding PCS network, the hiring and managing of required personnel to operate our business and market our services, the subsidization of handsets to our subscribers and the depreciation of PCS equipment and amortization of the PCS licenses. We expect to continue incurring operating losses during the remainder of 2000 as we continue to expand our PCS network, increase our subscriber base and subsidize the cost of handsets to our subscribers.

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

         Minimizing subscriber attrition, or "churn," remains a challenge as our subscriber base grows and competition intensifies. We generated an average monthly churn rate of 2.8% and 4.4% for our postpaid and prepaid PCS subscriber base, respectively, for the three months ended June 30, 2000, as compared to 2.8% and 8.1%, respectively, for the same period of 1999. We believe our postpaid PCS churn rate remains consistently low due to our commitment to quality customer service, our focused collections efforts and the availability of our prepaid service. The decline in our prepaid PCS churn rate is due primarily to the introduction of lower-denominated cards, which increase the ease and probability of renewal.

         We have experienced a substantial increase in our prepaid PCS subscriber base since the introduction of our "Ready to Call" kit in October 1999. We continue to believe our prepaid service is an attractive alternative payment method for a substantial portion of the market which, for various reasons, cannot obtain traditional postpaid service. We expect our new subscribers to continue to be weighted toward prepaid service in subsequent months.

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

RECENT DEVELOPMENTS

         Pursuant to a stock purchase agreement dated May 30, 2000 with Eliska Ventures, we agreed to purchase 12,475 shares of the Series A Preferred Stock of Eliska Ventures for $125 million. In addition, Sonera and Eliska Investors entered into stock purchase agreements with Eliska Ventures on May 30, 2000. Under these agreements, Sonera agreed to invest $75 million in Eliska Ventures in exchange for 7,525 shares of its Series B

Preferred Stock and Eliska Investors agreed to invest $50 million in Eliska Ventures in exchange for 5,000 shares of its common stock. Eliska Investors' investment will be made by delivery of $1 million in cash and a $49 million promissory note secured by 4,900 of the shares purchased by Eliska Investors. Assuming closing of these transactions, we will have a 49.9% equity interest and a 24.95% voting interest in Eliska Ventures, Sonera will have a 30.1% equity interest and a 15.05% voting interest, and Eliska Investors will have a 20% equity interest and 60% voting interest.

         Eliska Ventures is being formed to acquire substantially all of the assets, business and operations of, and certain related liabilities of, DiGiPH PCS, including the assignment of the FCC licenses held by DiGiPH PCS. The aggregate purchase price for the Asset Acquisition is $375 million, subject to adjustment upward or downward for certain performance and post-closing matters. In connection with the Asset Acquisition, we intend to enter into a technical services agreement with Eliska Ventures for management, technical and consulting services. Pursuant to this agreement, we will assist Eliska Ventures in marketing its services under the Powertel brand name, expanding distribution channels and increasing network coverage in the market areas covered by the FCC licenses to be acquired by Eliska Ventures. One of our subsidiaries has loaned Eliska Ventures $27.3 million to fund its pre-closing deposit in connection with the Asset Acquisition and certain other expenses pending closing. This loan becomes due and payable in full at the closing of the Asset Acquisition.

         On May 30, 2000, we entered into a stock purchase agreement with Sonera whereby Sonera agreed to purchase $125 million of our common stock subject to the closing of the formation of Eliska Ventures. The purchase price for the common stock is $71.80 per share.

         In connection with the formation of Eliska Ventures, we entered into a put agreement with each of Sonera and Eliska Investors. Pursuant to the put agreement with Sonera, we agreed that, from October 1, 2001 until June 30, 2002, Sonera may sell all of its interest in Eliska Ventures to us in exchange for 1,044,568 shares of our common stock. At any time, we have a right of first offer on Sonera's stock in Eliska Ventures in the event Sonera desires to sell such stock to a third party. Pursuant to the put agreement with Eliska Investors, we agreed that, from October 1, 2001 until October 30, 2001, Eliska Investors may sell its initial $1 million interest in Eliska Ventures to us in exchange for 13,928 shares of our common stock or $1.5 million in cash. In such an event, the remaining ownership interest of Eliska Investors in Eliska Ventures would be cancelled, subject to the receipt of regulatory approvals. In addition, if Eliska Investors has fully satisfied its obligations under the $49 million promissory note to Eliska Ventures, we agreed that, from July 2, 2003 until July 31, 2003, Eliska Investors may exchange all of its interest in Eliska Ventures for shares of our common stock at fair market value. Any time, we have a right of first refusal with respect to Eliska Investors' interest in Eliska Ventures in the event that Eliska Investors desires to sell its stock to a third party.

         The formation of Eliska Ventures, Sonera's investment in our common stock and the Asset Acquisition are subject to the satisfaction of a number of conditions prior to closing, including the receipt of regulatory approval from the FCC and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and there can be no assurance that any of these transactions will be consummated on the terms currently negotiated or at all. In management's opinion, however, these transactions are anticipated to close during the fourth quarter of 2000.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         The following table reflects the composition of our cellular and PCS service revenue and equipment sales and related gross margins, as well as overall operating and other costs and margins. Our historical results of operations, particularly in view of the sale of our cellular telephone assets in April 1999, will not be comparable with future periods.

                                                                            THREE MONTHS ENDED JUNE 30,
                                                       ---------------------------------------------------------------------
                                                         2000                                    1999
                                                       ---------           -------------------------------------------------
                                                                                                                    COMBINED
                                                                                                                    CELLULAR
                                                                                                                      AND
                                                         TOTAL             CELLULAR               PCS                 PCS
                                                       ---------           ---------           ---------           ---------
                                                                             (DOLLARS IN THOUSANDS)
                                                                                  (UNAUDITED)
SERVICE REVENUE & COST ANALYSIS:
Service revenues:
  Postpaid revenues .........................          $  57,831           $   1,016           $  40,326           $  41,342
  Prepaid revenues ..........................             40,406                  --              11,491              11,491
  Roaming revenues ..........................              3,123                 833               1,536               2,369
  Other revenues ............................              4,870                  35               2,415               2,450
                                                       ---------           ---------           ---------           ---------
    Total service revenues ..................            106,230               1,884              55,768              57,652
Cost of services ............................             25,465                 153              13,188              13,341
                                                       ---------           ---------           ---------           ---------
  Gross margin ..............................          $  80,765           $   1,731           $  42,580           $  44,311
                                                       =========           =========           =========           =========

EQUIPMENT SALES & COST ANALYSIS:
Equipment sales .............................          $   5,965           $      80           $   6,224           $   6,304
Cost of equipment sales .....................             21,330                 171              15,975              16,146
                                                       ---------           ---------           ---------           ---------
  Gross margin ..............................          $ (15,365)          $     (91)          $  (9,751)          $  (9,842)
                                                       =========           =========           =========           =========

OPERATING MARGIN ANALYSIS:
Total revenues and sales ....................          $ 112,195           $   1,964           $  61,992           $  63,956
                                                       ---------           ---------           ---------           ---------

Operating expenses:
  Cost of services and equipment sales ......             46,795                 324              29,163              29,487
  Operations ................................             16,570                 139              16,623              16,762
  Selling and marketing .....................             29,314                 177              21,759              21,936
  General and administrative ................             10,957                 135               9,997              10,132
  Depreciation ..............................             22,305                 131              19,822              19,953
  Amortization ..............................              2,551                  --               2,541               2,541
                                                       ---------           ---------           ---------           ---------
    Total operating expenses ................            128,492                 906              99,905             100,811
                                                       ---------           ---------           ---------           ---------
Operating (loss) income .....................            (16,297)          $   1,058           $ (37,913)            (36,855)
                                                                           =========           =========
Interest expense, net .......................             28,767                                                      27,347
Gain on sale of assets ......................                 --                                                    (127,161)
Miscellaneous income ........................               (317)                                                        (38)
                                                       ---------                                                   ---------
(Loss) income before income taxes ...........            (44,747)                                                     62,997
Income tax provision ........................                 --                                                          --
                                                       ---------                                                   ---------
Net (loss) income ...........................            (44,747)                                                     62,997
Dividends on Cumulative, Convertible
  Redeemable Preferred Stock ................             (2,438)                                                     (2,438)
                                                       ---------                                                   ---------
Net (loss) income attributable to common
  stockholders ..............................          $ (47,185)                                                  $  60,559
                                                       =========                                                   =========

OTHER SUPPLEMENTAL DATA:
Subscribers at end of period ................            727,000                  --             382,000             382,000
Capital expenditures ........................          $  29,222           $      30           $  37,420           $  37,450

         Unless specifically noted, the following discussion reflects the results of operations for our PCS line of business only. We sold substantially all of the assets for our cellular line of business in the second quarter of 1999.

         Postpaid PCS service revenues increased $17.5 million, or 43.4%, for the three months ended June 30, 2000 as compared to the same period of 1999, which is primarily the result of our continued PCS subscriber growth. Our postpaid PCS subscribers grew to approximately 383,000 at June 30, 2000, from approximately 292,000 at June 30, 1999, of which approximately 16,000 net postpaid PCS subscribers were added during the three months ended June 30, 2000 as compared to approximately 22,000 for the same period of 1999. A significant portion of our postpaid subscriber growth for the three months ended June 30, 2000 is attributable to our 50-State Rate plans and our "50% more minutes" promotional offering.

         The average monthly service revenue ("RPU") per postpaid PCS subscriber increased to $51.69 for the three months ended June 30, 2000 as compared to $48.30 for the same period of 1999. This increase in RPU reflects the success of our rate plans that emphasize bundled airtime and toll minutes for higher-priced plans, as well as an increase in the average minutes of use per subscriber.

         Prepaid PCS service revenues increased $28.9 million, or 251.6%, for the three months ended June 30, 2000 as compared to the same period of 1999. Our prepaid PCS subscribers grew to approximately 344,000 at June 30, 2000, from approximately 90,000 at June 30, 1999, of which approximately 55,000 net prepaid PCS subscribers were added during the three months ended June 30, 2000, as compared to approximately 22,000 for the same period of 1999. A significant portion of our prepaid subscriber growth is attributable to the introduction of our "Ready to Call" kit in October 1999.

         RPU per prepaid PCS subscriber decreased to $41.36 for the three months ended June 30, 2000 as compared to $51.05 for the same period of 1999. This decrease in RPU is attributable primarily to the introduction of lower-denominated prepaid cards for airtime renewals.

         PCS roaming revenues (including roaming long distance) increased $1.6 million, or 103.3%, for the three months ended June 30, 2000 as compared to the same period of 1999. This increase is due primarily to an increase in the number of roamers and usage per roamer, which is the result of increased penetration levels by surrounding GSM carriers and our success in obtaining roaming agreements with these carriers. We also launched international roaming in August 1999 and currently have agreements with other GSM carriers in more than 50 countries outside North America.

         Other PCS service revenues, which include activation fees and interconnection fees billed to local exchange carriers ("LECs") for connections to our PCS network, increased $2.5 million, or 101.6%, for the three months ended June 30, 2000 as compared to the same period of 1999. This increase is due primarily to the increase in new subscribers and a continued increase in interconnection fees as a result of increased utilization of our PCS network by LECs.

         Cost of services includes the cost of interconnection with LEC facilities, direct cell site costs (property taxes and insurance, site lease costs and electric utilities), roaming validation (provided by a third-party clearinghouse), long distance toll costs and certain prepaid subscriber-related fees. PCS cost of services increased $12.3 million, or 93.1%, for the three months ended June 30, 2000 as compared to the same period of 1999. This increase is due primarily to the costs of providing service to our prepaid subscriber base, including sales commissions on prepaid card renewals, taxes and other surcharges that we do not bill to our prepaid subscribers and intelligent-network management fees. We also experienced an increase in cell site costs due to the 194 additional cell sites we placed in service since June 30, 1999.

         We generated a negative PCS equipment margin of 257.6% on $6.0 million of sales during the three months ended June 30, 2000 as compared to a negative 156.7% on $6.2 million of sales for the same period of 1999. Although we experienced a continued decrease in the average cost of handsets, we sold our handsets at disproportionately low prices for competitive reasons. We also subsidized the handset associated with our "Ready to Call" kit more heavily than our other handset models and offered a $50 handset credit to all postpaid PCS subscribers who activated during a substantial portion of the three months ended June 30, 2000. We expect to continue subsidizing the cost of handsets to subscribers for the foreseeable future.

         PCS operations costs, which include the costs of managing and maintaining our PCS system, customer service, credit and collections (including bad debt) and inventory management remained relatively constant for the three months ended June 30, 2000 as compared to the same period of 1999, which reflects efficiencies gained from spreading these costs over our growing subscriber base. Our personnel costs increased due to providing customer service through our centralized call center to the growing PCS subscriber base and our network maintenance costs increased due to our expanding PCS network and certain equipment warranty expirations. These increases were offset by a substantial reduction in bad debt provisions resulting from the success of our prepaid PCS service alternative, as well as improvements in credit and collections associated with our postpaid PCS subscriber base.

         PCS selling and marketing costs increased $7.6 million, or 34.7%, for the three months ended June 30, 2000 as compared to the same period of 1999. Substantially all of this increase is attributable to an increase in advertising to support our promotional campaigns and the continued expansion of our sales distribution channels, including increases in personnel and retail location costs.

         PCS general and administrative costs increased $1.0 million, or 9.6%, for the three months ended June 30, 2000 as compared to the same period of 1999. Substantially all of this increase is attributable to increased personnel, facilities and computer systems costs at our corporate and regional administrative offices and information technology center to support our rapidly growing operations.

         Depreciation and amortization increased $2.5 million, or 11.1%, for the three months ended June 30, 2000 as compared to the same period of 1999 and consists principally of the depreciation of the PCS network and the amortization of PCS licenses. Substantially all of the increase is attributable to depreciation associated with the 194 additional cell sites that we placed in service since June 30, 1999, as well as depreciation of computer systems and infrastructure costs required to manage the administrative functions of our business.

         Net consolidated interest expense increased $1.4 million, or 5.2%, for the three months ended June 30, 2000 as compared to the same period of 1999. This increase in net interest expense is the result primarily of an increase in our bond accretion, which was partially offset by an increase in interest income earned on the additional cash available for investment due to asset sales in 1999.

         The effective income tax rate for the three months ended June 30, 2000 and 1999 was 0%. We generated a net loss of $44.7 million for the three months ended June 30, 2000 and expect to incur a net loss for the remainder of 2000. We will not recognize the tax benefit of these losses until management determines that it is more likely than not that such benefit is realizable.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         The following table reflects the composition of our cellular and PCS service revenue and equipment sales and related gross margins, as well as overall operating and other costs and margins. Our historical results of operations, particularly in view of the sale of our cellular telephone assets in April 1999, will not be comparable with future periods.

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------------------------------------------
                                                                       2000                         1999
                                                                    ---------         ---------------------------------------------
                                                                                                                          COMBINED
                                                                                                                          CELLULAR
                                                                                                                             AND
                                                                      TOTAL           CELLULAR             PCS               PCS
                                                                    ---------         ---------         ---------         ---------
                                                                                         (DOLLARS IN THOUSANDS)
                                                                                               (UNAUDITED)
SERVICE REVENUE & COST ANALYSIS:
Service revenues:
  Postpaid revenues ........................................        $ 110,188         $   3,922         $  77,692         $  81,614
  Prepaid revenues .........................................           73,967                --            20,230            20,230
  Roaming revenues .........................................            5,229             2,597             2,668             5,265
  Other revenues ...........................................            9,921               173             4,238             4,411
                                                                    ---------         ---------         ---------         ---------
    Total service revenues .................................          199,305             6,692           104,828           111,520
Cost of services ...........................................           45,888               564            26,158            26,722
                                                                    ---------         ---------         ---------         ---------
  Gross margin .............................................        $ 153,417         $   6,128         $  78,670         $  84,798
                                                                    =========         =========         =========         =========

EQUIPMENT SALES & COST ANALYSIS:
Equipment sales ............................................        $  12,966         $     316         $  14,106         $  14,422
Cost of equipment sales ....................................           50,468               598            30,980            31,578
                                                                    ---------         ---------         ---------         ---------
  Gross margin .............................................        $ (37,502)        $    (282)        $ (16,874)        $ (17,156)
                                                                    =========         =========         =========         =========

OPERATING MARGIN ANALYSIS:
Total revenues and sales ...................................        $ 212,271         $   7,008         $ 118,934         $ 125,942
                                                                    ---------         ---------         ---------         ---------

Operating expenses:
  Cost of services and equipment sales .....................           96,356             1,162            57,138            58,300
  Operations ...............................................           31,026               576            31,243            31,819
  Selling and marketing ....................................           53,384               658            41,823            42,481
  General and administrative ...............................           22,319               537            19,389            19,926
  Depreciation .............................................           43,665               521            38,209            38,730
  Amortization .............................................            5,102                --             5,111             5,111
                                                                    ---------         ---------         ---------         ---------
    Total operating expenses ...............................          251,852             3,454           192,913           196,367
                                                                    ---------         ---------         ---------         ---------
Operating (loss) income ....................................          (39,581)        $   3,554         $ (73,979)          (70,425)
                                                                                      =========         =========
Interest expense, net ......................................           56,063                                                55,194
Gain on sale of assets .....................................               --                                              (127,161)
Miscellaneous income .......................................             (423)                                                 (142)
                                                                    ---------                                             ---------
(Loss) income before income taxes ..........................          (95,221)                                                1,684
Income tax provision .......................................               --                                                    --
                                                                    ---------                                             ---------
Net (loss) income ..........................................          (95,221)                                                1,684
Dividends on Cumulative, Convertible
  Redeemable Preferred Stock ...............................           (4,875)                                               (4,875)
                                                                    ---------                                             ---------
Net loss attributable to common stockholders ...............        $(100,096)                                            $  (3,191)
                                                                    =========                                             =========

OTHER SUPPLEMENTAL DATA:
Subscribers at end of period ...............................          727,000                --           382,000           382,000
Capital expenditures .......................................        $  44,654         $     326         $  51,866         $  52,192

         Unless specifically noted, the following discussion reflects the results of operations for our PCS line of business only. We sold substantially all of the assets for our cellular line of business in the second quarter of 1999.

         Postpaid PCS service revenues increased $32.5 million, or 41.8%, for the six months ended June 30, 2000 as compared to the same period of 1999, which is primarily the result of our continued PCS subscriber growth. Our postpaid PCS subscribers grew to approximately 383,000 at June 30, 2000, from approximately 292,000 at June 30, 1999, of which approximately 42,000 net postpaid PCS subscribers were added during the six months ended June 30, 2000 as compared to approximately 38,000 for the same period of 1999. A significant portion of our postpaid subscriber growth for the six months ended June 30, 2000 is attributable to our 50-State Rate plans and our "50% more minutes" promotional offering, which we introduced in the first quarter of 2000.

         RPU per postpaid PCS subscriber increased to $50.66 for the six months ended June 30, 2000 as compared to $47.86 for the same period of 1999. This increase in RPU reflects the success of our rate plans that emphasize bundled airtime and toll minutes for higher-priced plans, as well as an increase in the average minutes of use per subscriber.

         Prepaid PCS service revenues increased $53.7 million, or 265.6%, for the six months ended June 30, 2000 as compared to the same period of 1999. Our prepaid PCS subscribers grew to approximately 344,000 at June 30, 2000, from approximately 90,000 at June 30, 1999, of which approximately 139,000 net prepaid PCS subscribers were added during the six months ended June 30, 2000 as compared to approximately 48,000 for the same period of 1999. A significant portion of our prepaid subscriber growth is attributable to the introduction of our "Ready to Call" kit in October 1999.

         RPU per prepaid PCS subscriber decreased to $42.97 for the six months ended June 30, 2000 as compared to $52.22 for the same period of 1999. This decrease in RPU is attributable primarily to the introduction of lower-denominated prepaid cards for airtime renewals.

         PCS roaming revenues (including roaming long distance) increased $2.6 million, or 96.0%, for the six months ended June 30, 2000 as compared to the same period of 1999. This increase is due primarily to an increase in the number of roamers and usage per roamer, which is the result of increased penetration levels by surrounding GSM carriers and our success in obtaining roaming agreements with these carriers. We also launched international roaming in August 1999 and currently have agreements with other GSM carriers in more than 50 countries outside North America.

         Other PCS service revenues, which include activation fees and interconnection fees billed to local exchange carriers ("LECs") for connections to our PCS network, increased $5.7 million, or 134.0%, for the six months ended June 30, 2000 as compared to the same period of 1999. This increase is due primarily to the increase in new subscribers and a continued increase in interconnection fees as a result of increased utilization of our PCS network by LECs.

         Cost of services includes the cost of interconnection with LEC facilities, direct cell site costs (property taxes and insurance, site lease costs and electric utilities), roaming validation (provided by a third-party clearinghouse), long distance toll costs and certain prepaid subscriber-related fees. PCS cost of services increased $19.7 million, or 75.4%, for the six months ended June 30, 2000 as compared to the same period of 1999. This increase is due primarily to the costs of providing service to our prepaid subscriber base, including sales commissions on prepaid card renewals, taxes and other surcharges that we do not bill to our prepaid subscribers and intelligent-network management fees. We also experienced an increase in cell site costs due to the 194 additional cell sites we placed in service since June 30, 1999.

         We generated a negative PCS equipment margin of 289.2% on $13.0 million of sales during the six months ended June 30, 2000 as compared to a negative 119.6% on $14.1 million of sales for the same period of 1999. Although we experienced a continued decrease in the average cost of handsets, we sold our handsets at disproportionately low prices for competitive reasons. We also subsidized the handset associated with our "Ready to Call" kit more heavily than our other handset models and offered a $50 handset credit to all postpaid PCS subscribers who activated during a substantial portion of the six months ended June 30, 2000. We expect to continue subsidizing the cost of handsets to subscribers for the foreseeable future.

         PCS operations costs, which include the costs of managing and maintaining our PCS system, customer service, credit and collections (including bad debt) and inventory management remained relatively constant for the six months ended June 30, 2000 as compared to the same period of 1999, which reflects efficiencies gained from spreading these costs over our growing subscriber base. Our personnel costs increased due to providing customer service through our centralized call center to the growing PCS subscriber base and our network maintenance costs increased due to our expanding PCS network and certain equipment warranty expirations. These increases were offset by a substantial reduction in bad debt provisions resulting from the success of our prepaid PCS service alternative, as well as improvements in credit and collections associated with our postpaid PCS subscriber base.

         PCS selling and marketing costs increased $11.6 million, or 27.6%, for the six months ended June 30, 2000 as compared to the same period of 1999. Substantially all of this increase is attributable to an increase in advertising to support our promotional campaigns and the continued expansion of our sales distribution channels, including increases in personnel, commissions and retail location costs.

         PCS general and administrative costs increased $2.9 million, or 15.1%, for the six months ended June 30, 2000 as compared to the same period of 1999. Substantially all of this increase is attributable to increased personnel, facilities and computer systems costs at our corporate and regional administrative offices and information technology center to support our rapidly growing operations.

         Depreciation and amortization increased $5.4 million, or 11.1%, for the six months ended June 30, 2000 as compared to the same period of 1999 and consists principally of the depreciation of the PCS network and the amortization of PCS licenses. Substantially all of the increase is attributable to depreciation associated with the 194 additional cell sites that we placed in service since June 30, 1999, as well as depreciation of computer systems and infrastructure costs required to manage the administrative functions of our business.

         Net consolidated interest expense increased $.9 million, or 1.6%, for the six months ended June 30, 2000 as compared to the same period of 1999. This increase in net interest expense is the result primarily of an increase in our bond accretion, which was partially offset by an increase in interest income earned on the additional cash available for investment due to asset sales in 1999.

         The effective income tax rate for the six months ended June 30, 2000 and 1999 was 0%. We generated a net loss of $95.2 million for the six months ended June 30, 2000 and expect to incur a net loss for the remainder of 2000. We will not recognize the tax benefit of these losses until management determines that it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of $280.1 million at June 30, 2000 as compared to $371.4 at December 31, 1999. For the six months ended June 30, 2000, we used net cash of $33.1 million for operating activities as compared to $54.1 million for the same period of 1999. The cash impact of the net loss from operations totaled $95.2 million but was partially offset by $48.8 million of depreciation and amortization and $37.6 million of bond accretion on the senior discount notes.

         Cash used in investing activities was $70.7 million for the six months ended June 30, 2000 as compared to cash provided from investing activities of $291.7 million for the same period of 1999. Investing activities for the six months ended June 30, 2000 consisted primarily of capital expenditures of $44.7 million and $27.3 million of investments in an unconsolidated affiliate. The investment in the unconsolidated affiliate represents a loan of $27.3 million to Eliska Ventures to fund its pre-closing deposit in connection with the Asset Acquisition and certain other expenses pending closing. See "Recent Developments" above for further information on the transactions with Eliska Ventures and the Asset Acquisition. We also liquidated $16.2 million of short-term investments to satisfy our commitment to make the last of the first six scheduled interest payments on the 11.125% Senior Notes due June 2007 from restricted cash. At June 30, 2000, we had no restricted cash on our balance sheets.

         Cash provided from financing activities was $12.5 million for the six months ended June 30, 2000 as compared to $7.9 million for the same period of 1999. Financing activities for the six months ended June 30, 2000 consisted primarily of proceeds from the exercise of stock options and warrants of $19.0 million, which was partially offset by repayments of our credit facility of $6.4 million.

         We maintain a $265 million credit facility, which funded our purchase of PCS network equipment and services for our initial buildout. We have borrowed the maximum amount available under the credit facility. We are repaying the aggregate amount of the advances made in each calendar year (1996-1999) under the credit facility in twenty equal quarterly installments, with the last installment in an amount necessary to repay in full the remaining outstanding balance. We paid the first such installment in March 2000.

         Total capital expenditures, including capital expenditures for information technology and support of the PCS business, were $44.7 million for the six months ended June 30, 2000, as compared to $52.2 million for the same period of 1999. We currently estimate that capital expenditures will total approximately $115 million for the remainder of 2000. These expenditures are primarily to enhance and expand our PCS network in existing markets in order to increase capacity and to satisfy subscriber needs and competitive requirements, as well as to build out certain secondary cities within our licensed footprint. We will continue to upgrade our network capacity and service quality, particularly as they relate to our prepaid service intelligent-network platform, to support our anticipated subscriber growth.

         Although we have completed the initial buildout of our PCS system, we continue to require significant amounts of capital to fund the operation and expansion of our PCS business. We achieved positive operating cash flow (operating income (loss) before depreciation and amortization) during the first quarter of 2000 and had positive operating cash flow of $9.2 million for the six months ended June 30, 2000. We discuss operating cash flow because it is a measure commonly used in the industry. Operating cash flow is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to cash flow as a measure of liquidity. We expect to continue to improve operating cash flow for the remainder of 2000. We believe our cash on hand and operating cash flow will be sufficient to fund our PCS operations for the remainder of 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements," which provides additional guidance on the recognition of revenue in financial statements for transactions not specifically addressed within the scope of existing accounting pronouncements. We are currently evaluating the substance of this bulletin to determine its impact on our financial statements but do not expect it to have a material impact on our financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements that are not historical facts and which relate to our intent, belief or current expectations, or that of our directors or officers. In this Report, we may have made forward-looking statements with respect to, among other things: (i) our financing plans, including our ability to obtain financing in the future; (ii) trends affecting our financial condition or results of operations; (iii) our growth and operating strategies; and (iv) our anticipated capital needs and capital expenditures. We caution investors that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital, risks associated with the selection of our PCS digital protocol, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for our products and services to be commensurate with our management's expectations or past experience, issues associated with the management of our growth, including the expansion of our network capacity, the impact of present or future laws and regulations on our business, changes in operating expenses or the failure of operating and buildout expenses to be consistent with our management's expectations and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in our previous filings with the Securities and Exchange Commission, including the "Risk Factors" section of our Registration Statement on Form S-3 (Registration number 333-84981), as declared effective by the Securities and Exchange Commission on September 24, 1999.


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


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         We pay a quarterly dividend of 6.5% per annum on our Series E 6.5% Cumulative Convertible Preferred Stock and Series F 6.5% Cumulative Convertible Preferred Stock. Although the terms of the Series E Preferred and Series F Preferred allow us to pay these dividends in stock or in cash, we are prohibited from paying cash dividends for the foreseeable future because of restrictions contained in our credit facility and the indentures relating to our outstanding bonds. Therefore, we intend to pay these quarterly dividends in common stock for the foreseeable future. During the three months ended June 30, 2000, we issued 14,653 shares of our common stock to SCANA Communications, Inc., who owns all of our Series E Preferred, and 14,653 shares of common stock to ITC Wireless, Inc., who owns all of our Series F Preferred, in payment of the quarterly dividends owed on March 15, 2000.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our 2000 annual meeting of the stockholders on May 25, 2000. We asked the stockholders to vote on the following matters:

         Approval of an Amendment to our Certificate of Incorporation. We asked the stockholders to consider and vote upon a proposed amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 400,000,000 shares. Votes cast for and against the proposal were 22,467,563 and 2,199,020, respectively. Broker non-votes and abstentions were 4,623,330 and 302,018, respectively.

         Approval of the 2000 Stock Option and Incentive Plan. We asked the stockholders to consider and approve the Powertel, Inc. 2000 Stock Option and Incentive Plan. Votes cast for and against the proposal were 18,939,268 and 2,500,555, respectively. Broker non-votes and abstentions were 7,849,685 and 302,423, respectively.

         Election of Directors. We asked the stockholders to elect O. Gene Gabbard, William H. Scott, III, William B. Timmerman and Donald W. Weber to our Board of Directors, each for a three-year term. Votes cast for and against the election of Messrs. Gabbard, Scott and Weber were 24,431,625 and 536,976, respectively, and votes cast for and against the election of Mr. Timmerman were 24,431,525 and 537,076, respectively. Broker non-votes were 4,623,330 and there were no abstentions. The following persons continue to serve as directors:
Campbell B. Lanier, III; Allen E. Smith; Donald W. Burton; and Ann M. Milligan.

         Accountants. We asked the stockholders to ratify the appointment by the Board of Directors of Arthur Andersen LLP as our independent public accountants for the year ending December 31, 2000. Votes cast for and against the proposal were 24,963,180 and 2,416, respectively. Broker non-votes and abstentions were 4,623,330 and 3,005, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

         Exhibit
         Number       Description
         ------       -----------

           3(i)   Certificate of Amendment of the Third Restated Certificate of
                  Incorporation of Powertel, Inc., as filed on June 16, 2000 with the Secretary of State of the State of Delaware.
          27      Financial Data Schedule (for SEC use only).

         (B)      REPORTS ON FORM 8-K.

         On June 16, 2000, we filed a Current Report on Form 8-K dated May 30, 2000 which reported events under Item 5 (Other Events) in connection with (i) our investment in Eliska Ventures, (ii) Sonera's purchase of our common stock and (iii) Eliska Ventures agreement to purchase substantially all of the assets, business and operations and certain related liabilities of DiGiPH PCS. We were not required to file financial statements in connection with the sale.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                          POWERTEL, INC.



August 11, 2000           /s/ Allen E. Smith
                          ------------------------------------------------------
                          Allen E. Smith
                          President and Chief Executive Officer



August 11, 2000           /s/ Fred G. Astor, Jr.
                          ------------------------------------------------------
                          Fred G. Astor, Jr.
                          Executive Vice President and Chief Financial Officer
                          (Chief Accounting Officer)