Form 10-Q
period 2000-09-30
POWERTEL INC /DE/
filed 2000-11-13
CIK 876318

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________
         TO ____________, 19__.


                        Commission File Number: 0-23102

                                   ---------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                            Class                                         Outstanding at November 10, 2000

                Common Stock, $0.01 par value                                          31,464,385



===============================================================================

                                POWERTEL, INC.

                              INDEX TO FORM 10-Q


                                                                                                           PAGE

PART I                           FINANCIAL INFORMATION

               Item 1.           Financial Statements.............................................          3

                                 Condensed Consolidated Balance Sheets as of
                                   September 30, 2000 (Unaudited) and December 31, 1999...........          3

                                 Condensed Consolidated Statements of Operations for the
                                   Three Months and Nine Months ended September 30, 2000 and
                                   1999 (Unaudited)...............................................          4

                                 Condensed Consolidated Statements of Cash Flows for the
                                   Nine Months ended September 30, 2000 and 1999 (Unaudited)......          5

                                 Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)....................................................          6

               Item 2.           Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations............................          8

               Item 3.           Quantitative and Qualitative Disclosure About Market
                                     Risks........................................................          17

PART II                          OTHER INFORMATION

               Item 1.           Legal Proceedings................................................          17

               Item 6.           Exhibits and Reports on Form 8-K.................................          17

SIGNATURES

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 POWERTEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                   2000                 1999
                                                                               ------------         ------------
                                                                               (UNAUDITED)
                                                                                  (DOLLARS IN THOUSANDS)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..............................................    $   234,189         $   371,396
   Restricted cash for payment of interest ................................             --              16,223
   Accounts receivable, net of allowance for doubtful accounts ............         45,871              30,925
   Inventories ............................................................         21,691              21,250
   Prepaid expenses and other .............................................         19,504              14,584
                                                                               -----------         -----------
                                                                                   321,255             454,378
                                                                               -----------         -----------

PROPERTY AND EQUIPMENT, AT COST ...........................................        807,190             721,913
   Less: accumulated depreciation .........................................       (228,130)           (160,803)
                                                                               -----------         -----------
                                                                                   579,060             561,110
                                                                               -----------         -----------
OTHER ASSETS:
   Licenses, net ..........................................................        392,392             400,587
   Investment in unconsolidated affiliates ................................         34,458               7,163
   Deferred charges and other, net ........................................         14,714              16,557
                                                                               -----------         -----------
                                                                                   441,564             424,307
                                                                               -----------         -----------

       Total assets .......................................................    $ 1,341,879         $ 1,439,795
                                                                               ===========         ===========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable -- trade ..............................................    $    21,493         $    26,261
   Current portion of Credit Facility .....................................         28,010              12,946
   Accrued other ..........................................................         17,420              20,612
   Accrued taxes other than income ........................................         13,310              12,601
   Advance billings and customer deposits .................................         11,898               9,908
   Accrued interest .......................................................         11,125               2,781
   Accrued construction costs .............................................          3,936              18,479
                                                                               -----------         -----------
                                                                                   107,192             103,588
                                                                               -----------         -----------

LONG-TERM OBLIGATIONS:
   12% Senior Discount Notes due February 2006 ............................        339,278             310,076
   12% Senior Discount Notes due May 2006 .................................        336,419             308,308
   11.125% Senior Notes due June 2007 .....................................        300,000             300,000
   Long-term portion of Credit Facility ...................................        227,356             252,107
   Deferred gain on sale-leaseback ........................................         76,707              83,331
   Other ..................................................................             --                  23
                                                                               -----------         -----------
                                                                                 1,279,760           1,253,845
                                                                               -----------         -----------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE CONVERTIBLE, REDEEMABLE
   PREFERRED STOCK ........................................................        152,219             152,219
                                                                               -----------         -----------

STOCKHOLDERS' DEFICIT:
   Preferred stock ........................................................              3                   3
   Common stock ...........................................................            314                 299
   Paid-in capital ........................................................        521,739             494,936
   Accumulated deficit ....................................................       (717,952)           (563,190)
   Deferred compensation ..................................................           (816)             (1,410)
   Treasury stock, at cost ................................................           (580)               (495)
                                                                               -----------         -----------
                                                                                  (197,292)            (69,857)
                                                                               -----------         -----------

       Total liabilities and stockholders' deficit ........................    $ 1,341,879         $ 1,439,795
                                                                               ===========         ===========


 The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                  ---------------------------         ---------------------------
                                                     2000             1999              2000              1999
                                                  ---------         ---------         ---------         ---------
                                                         (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

REVENUES AND SALES:
   Postpaid revenues .....................        $  60,075         $  46,568         $ 170,263         $ 128,182
   Prepaid revenues ......................           43,027            14,509           116,994            34,739
   Roaming revenues ......................            4,059             1,651             9,288             6,916
   Other revenues ........................            6,151             3,673            16,072             8,084
                                                  ---------         ---------         ---------         ---------
     Total service revenues ..............          113,312            66,401           312,617           177,921
   Equipment sales .......................            4,975             5,955            17,941            20,377
                                                  ---------         ---------         ---------         ---------
         Total revenues and sales ........          118,287            72,356           330,558           198,298
                                                  ---------         ---------         ---------         ---------

OPERATING EXPENSES:
   Cost of services ......................           25,384            15,920            71,272            42,642
   Cost of equipment sales ...............           26,578            17,072            77,046            48,650
   Operations ............................           18,105            14,800            49,131            46,619
   Selling and marketing .................           32,714            22,933            86,098            65,414
   General and administrative ............           11,498            10,503            33,817            30,429
   Depreciation ..........................           23,662            19,372            67,327            58,102
   Amortization ..........................            2,552             2,550             7,654             7,661
                                                  ---------         ---------         ---------         ---------
         Total operating expenses ........          140,493           103,150           392,345           299,517
                                                  ---------         ---------         ---------         ---------

OPERATING LOSS ...........................          (22,206)          (30,794)          (61,787)         (101,219)
                                                  ---------         ---------         ---------         ---------

OTHER EXPENSE (INCOME):
   Interest expense, net .................           30,316            25,695            86,379            80,889
   Gain on sale of assets ................               --                --                --          (127,161)
   Miscellaneous income ..................             (293)              (67)             (716)             (209)
                                                  ---------         ---------         ---------         ---------
         Total other expense (income) ....           30,023            25,628            85,663           (46,481)
                                                  ---------         ---------         ---------         ---------

LOSS BEFORE INCOME TAXES .................          (52,229)          (56,422)         (147,450)          (54,738)
INCOME TAX PROVISION .....................               --                --                --                --
                                                  ---------         ---------         ---------         ---------

NET LOSS .................................          (52,229)          (56,422)         (147,450)          (54,738)
DIVIDENDS ON CUMULATIVE CONVERTIBLE,
   REDEEMABLE PREFERRED STOCK ............           (2,437)           (2,437)           (7,312)           (7,312)
                                                  ---------         ---------         ---------         ---------

NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS ..........................        $ (54,666)        $ (58,859)        $(154,762)        $ (62,050)
                                                  =========         =========         =========         =========

PER SHARE DATA:
   BASIC AND DILUTED LOSS PER COMMON
     SHARE................................        $   (1.74)        $   (2.10)        $   (5.07)        $   (2.24)
                                                  =========         =========         =========         =========

   WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING .......           31,347            28,053            30,521            27,751
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

                                 POWERTEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      ---------------------------
                                                                                         2000             1999
                                                                                      ---------         ---------
                                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net loss ..................................................................        $(147,450)        $ (54,738)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Gain on sale of subsidiary, net .........................................               --           (79,312)
     Realized gain on sale-leaseback, net ....................................               --           (47,849)
     Depreciation and amortization ...........................................           74,981            65,763
     Bond accretion ..........................................................           57,313            50,923
     Other ...................................................................           (4,187)             (577)
     Changes in current assets and liabilities:
       Increase in accounts receivable .......................................          (14,946)          (13,874)
       (Increase) decrease in inventories ....................................             (441)            8,425
       Increase in other assets ..............................................           (4,920)             (102)
       Increase (decrease) in accounts payable and accrued expenses ..........            3,083            (2,578)
                                                                                      ---------         ---------
           Net cash used in operating activities .............................          (36,567)          (73,919)
                                                                                      ---------         ---------

CASH FLOWS (USED IN) PROVIDED FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................................          (85,277)          (97,983)
   Investment in unconsolidated affiliates ...................................          (27,295)           (7,153)
   Liquidation of short-term investments .....................................           16,223            14,836
   (Decrease) increase in accrued construction costs .........................          (14,543)            6,043
   Proceeds from sale-leaseback ..............................................               --           261,501
   Proceeds from sale of subsidiary ..........................................               --            89,339
   Microwave relocation costs ................................................              541            (2,797)
                                                                                      ---------         ---------
           Net cash (used in) provided from investing activities .............         (110,351)          263,786
                                                                                      ---------         ---------

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants ......................           19,506             2,448
   (Repayments of) borrowings under Credit Facility ..........................           (9,670)            6,468
   Other .....................................................................             (125)              (36)
                                                                                      ---------         ---------
           Net cash provided from financing activities .......................            9,711             8,880
                                                                                      ---------         ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........................         (137,207)          198,747

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................          371,396           204,787
                                                                                      ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................        $ 234,189         $ 403,534
                                                                                      =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest ....................................................        $  35,389         $  33,185
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

3. Prior to the sale of our cellular operations in April 1999, we classified our operations into two business segments: PCS and cellular. We allocated certain corporate administrative expenses to the segments based upon the nature of the expense. Intersegment revenues were not material. The following table summarizes financial information by business segment (in millions) for the applicable periods:


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------------------
                                                         2000                     1999
                                                         -----        -----------------------------
                                                         TOTAL        PCS        CELLULAR     TOTAL
                                                         -----        ----       --------     -----
                                                                         (UNAUDITED)

                     Revenues and sales............     $ 330.6      $ 191.3       $ 7.0     $ 198.3
                     Operating (loss) income.......       (61.8)      (104.8)        3.6      (101.2)
                     Net (loss) income ............      (147.5)      (137.6)       82.9       (54.7)

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

         The formation of Eliska Ventures, Sonera's investment in our common stock and the Asset Acquisition are subject to the satisfaction of a number of conditions prior to closing, including the receipt of regulatory approval from the FCC, and there can be no assurance that any of these transactions will be consummated on the terms currently negotiated or at all. In management's opinion, however, these transactions are anticipated to close during the first quarter of 2001.

5. On August 26, 2000, we entered into a definitive merger agreement (the "DT/Powertel Merger Agreement") with Deutsche Telekom AG ("DT") providing for the merger of Powertel with a subsidiary of DT, with Powertel surviving (the "DT/Powertel Merger"). On August 26, 2000, we also entered into a definitive merger agreement (the "VoiceStream/Powertel Merger Agreement") with VoiceStream Wireless Corporation ("VoiceStream") providing for the merger of Powertel with a subsidiary of VoiceStream, with Powertel surviving (the "VoiceStream/Powertel Merger"). The DT/Powertel Merger Agreement and the VoiceStream/Powertel Merger Agreement are mutually exclusive. If VoiceStream closes its merger with DT (the "DT/VoiceStream Merger") as contemplated by the merger agreement dated July 23, 2000 between DT and VoiceStream (the "DT/VoiceStream Merger Agreement"), then we will merge with a subsidiary of DT in accordance with the terms of the DT/Powertel Merger Agreement, and the VoiceStream/Powertel Merger Agreement will terminate. However, if the DT/VoiceStream Merger Agreement is terminated, then the DT/Powertel Merger Agreement will terminate, and we will merge with a subsidiary of VoiceStream in accordance with the terms of the VoiceStream/Powertel Merger Agreement. Each of the DT/Powertel Merger Agreement and the VoiceStream/Powertel Merger Agreement is subject to regulatory approvals, Powertel stockholder approval and other customary closing conditions.

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

         We introduced our PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, have launched our PCS services in a total of 34 markets in the Southeast. As of September 30, 2000, we had approximately 393,000 postpaid PCS subscribers and 410,000 prepaid PCS subscribers.

         We incurred a net loss of $52.2 million for the three months ended September 30, 2000, primarily as a result of the significant costs required to maintain our expanding PCS network, the hiring and managing of required personnel to operate our business and market our services, the subsidization of handsets to our subscribers and the depreciation of equipment and amortization of the PCS licenses. We expect to incur an operating loss for the remainder of 2000 as we continue to expand our PCS network, increase our subscriber base and subsidize the cost of handsets to our subscribers.

         Historically, average revenues per subscriber in the wireless industry have gradually declined, which we believe is the result of an increasing number of casual users as wireless service becomes more prevalent, as well as intense competition within the wireless industry. We believe the potential negative impact of these trends on our earnings will be mitigated by our continued focus on offering bundled products and services designed to encourage our subscribers to purchase higher-priced rate plans and continually introducing enhanced features such as text messaging. We also believe the potential negative impact of these trends will be mitigated in the future through the introduction of additional value-added services primarily in the wireless data area.

         Minimizing subscriber attrition, or "churn," remains a challenge as our subscriber base grows and competition intensifies. We generated an average monthly churn rate of 5.4% for the three months ended September 30, 2000, as compared to 3.3% for the same period of 1999. We believe our increased churn rate is related to the continued growth of our prepaid subscriber base as a percentage of our overall subscriber base, as well as increased competition in our markets. We believe our emphasis on offering bundled products and services and enhanced features, as well as superior customer service will enable us to retain our most profitable subscribers in the future.

         We use the Global System for Mobile Communications ("GSM") technology. We are a member of the GSM Alliance, a consortium of PCS carriers who offer GSM-based PCS service throughout North America. All members of the GSM Alliance have executed roaming agreements with each other, which allows GSM customers to roam throughout many major metropolitan areas in the United States and Canada. Additionally, we have signed a substantial number of international roaming agreements and expect to sign numerous others with international GSM carriers to facilitate international roaming, which we officially launched during August 1999.

RECENT DEVELOPMENTS

Merger with Deutsche Telekom AG or VoiceStream Wireless Corporation

         On August 26, 2000, we entered into the DT/Powertel Merger Agreement with DT providing for the merger of Powertel with a subsidiary of DT, with Powertel surviving. On August 26, 2000, we also entered into the VoiceStream/Powertel Merger Agreement with VoiceStream providing for the merger of Powertel with a subsidiary of VoiceStream, with Powertel surviving. The DT/Powertel Merger Agreement and the VoiceStream/Powertel Merger Agreement are mutually exclusive. If the DT/VoiceStream Merger closes as contemplated by the DT/VoiceStream Merger Agreement, then we will merge with a subsidiary of DT in accordance with the terms of the DT/Powertel Merger Agreement, and the VoiceStream/Powertel Merger Agreement will terminate. However, if the DT/VoiceStream Merger Agreement is terminated, then the DT/Powertel Merger Agreement will terminate, and we will merge with a subsidiary of VoiceStream in accordance with the terms of the VoiceStream/Powertel Merger Agreement. Each of the DT/Powertel Merger Agreement and the VoiceStream/Powertel Merger Agreement is subject to regulatory approvals, Powertel stockholder approval and other customary closing conditions.

Formation of Eliska Ventures and Acquisition of DiGiPH PCS

         Pursuant to a stock purchase agreement dated May 30, 2000 with Eliska Ventures, we agreed to purchase 12,475 shares of the Series A Preferred Stock of Eliska Ventures for $125 million. In addition, Sonera and Eliska Investors entered into stock purchase agreements with Eliska Ventures on May 30, 2000. Under these agreements, Sonera agreed to invest $75 million in Eliska Ventures in exchange for 7,525 shares of its Series B Preferred Stock and Eliska Investors agreed to invest $50 million in Eliska Ventures in exchange for 5,000 shares of its common stock. Eliska Investors' investment will be made by delivery of $1 million in cash and a $49 million promissory note secured by 4,900 of the shares purchased by Eliska Investors. Assuming the closing of these transactions, we will have a 49.9% equity interest and a 24.95% voting interest in Eliska Ventures, Sonera will have a 30.1% equity interest and a 15.05% voting interest, and Eliska Investors will have a 20% equity interest and 60% voting interest.

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

         The formation of Eliska Ventures, Sonera's investment in our common stock and the Asset Acquisition are subject to the satisfaction of a number of conditions prior to closing, including the receipt of regulatory approval from the FCC, and there can be no assurance that any of these transactions will be consummated on the terms currently negotiated or at all. In management's opinion, however, these transactions are anticipated to close during the first quarter of 2001.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         The following table sets forth our service revenues and equipment sales and related gross margins, as well as overall operating and other costs and margins, for each of the three months ended September 30, 2000 and 1999.


                                                                       THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                -------------------------------
                                                                   2000                 1999
                                                                ---------             ---------
                                                                     (DOLLARS IN THOUSANDS)
                                                                           (UNAUDITED)
        SERVICE REVENUES & COST ANALYSIS:
        Service revenues:
           Postpaid revenues .......................            $  60,075             $  46,568
           Prepaid revenues ........................               43,027                14,509
           Roaming revenues ........................                4,059                 1,651
           Other revenues ..........................                6,151                 3,673
                                                                ---------             ---------
             Total service revenues ................              113,312                66,401
        Cost of services ...........................               25,384                15,920
                                                                ---------             ---------
           Gross margin ............................            $  87,928             $  50,481
                                                                =========             =========

        EQUIPMENT SALES & COST ANALYSIS:
        Equipment sales ............................            $   4,975             $   5,955
        Cost of equipment sales ....................               26,578                17,072
                                                                ---------             ---------
           Gross margin ............................            $ (21,603)            $ (11,117)
                                                                =========             =========

        OPERATING MARGIN ANALYSIS:
        Total revenues and sales ...................            $ 118,287             $  72,356
                                                                ---------             ---------
        Operating expenses:
           Cost of services and equipment sales ....               51,962                32,992
           Operations ..............................               18,105                14,800
           Selling and marketing ...................               32,714                22,933
           General and administrative ..............               11,498                10,503
           Depreciation ............................               23,662                19,372
           Amortization ............................                2,552                 2,550
                                                                ---------             ---------
             Total operating expenses ..............              140,493               103,150
                                                                ---------             ---------
        Operating loss .............................              (22,206)              (30,794)
        Interest expense, net ......................               30,316                25,695
        Miscellaneous income .......................                 (293)                  (67)
                                                                ---------             ---------
        Loss before income taxes ...................              (52,229)              (56,422)
        Income tax provision .......................                   --                    --
                                                                ---------             ---------
           Net loss ................................              (52,229)              (56,422)
        Dividends on Cumulative, Convertible
           Redeemable Preferred Stock ..............               (2,437)               (2,437)
                                                                ---------             ---------
        Net loss attributable to common
           stockholders.............................            $ (54,666)            $ (58,859)
                                                                =========             =========

        OTHER SUPPLEMENTAL DATA:
        Subscribers at end of period ...............              803,000               438,000
        Capital expenditures .......................            $  56,055             $  45,791

         Postpaid service revenues increased $13.5 million, or 29.0%, for the three months ended September 30, 2000 as compared to the same period of 1999, which is primarily the result of our continued subscriber growth. Our postpaid subscribers grew to approximately 393,000 at September 30, 2000, from approximately 319,000 at September 30, 1999, of which approximately 10,000 net postpaid subscribers were added during the three months ended September 30, 2000 as compared to approximately 27,000 for the same period of 1999. We believe this decrease in the rate in postpaid subscriber growth is due in part to the expanded distribution and increased availability of our prepaid service launched in late 1998.

         The average monthly service revenue ("RPU") per postpaid subscriber increased to $51.61 for the three months ended September 30, 2000 as compared to $50.89 for the same period of 1999. We believe this increase in RPU reflects the success of our rate plans that emphasize bundled airtime and toll minutes for higher-priced plans, as well as an increase in the average minutes of use per subscriber.

         Prepaid service revenues increased $28.5 million, or 196.6%, for the three months ended September 30, 2000 as compared to the same period of 1999. Our prepaid subscribers grew to approximately 410,000 at September 30, 2000, from approximately 119,000 at September 30, 1999, of which approximately 67,000 net prepaid subscribers were added during the three months ended September 30, 2000, as compared to approximately 29,000 for the same period of 1999. A significant portion of our prepaid subscriber growth for the three months ended September 30, 2000 is attributable to our "Ready to Call" kit promotional offering and our third quarter 2000 "50% more minutes" promotional offering.

         RPU per prepaid subscriber decreased to $38.65 for the three months ended September 30, 2000 as compared to $46.40 for the same period of 1999. We believe this decrease in RPU is attributable primarily to the introduction of lower-denominated prepaid cards for airtime renewals.

         Roaming revenues (including roaming long distance) increased $2.4 million, or 145.9%, for the three months ended September 30, 2000 as compared to the same period of 1999. This increase is due primarily to an increase in the number of roamers and usage per roamer, which we believe is the result of increased penetration levels by surrounding GSM carriers and our success in obtaining roaming agreements with these carriers. We also launched international roaming in August 1999 and currently have agreements with other GSM carriers in more than 50 countries outside North America.

         Other service revenues, which include activation fees and interconnection fees billed to local exchange carriers ("LECs") for connections to our PCS network, increased $2.5 million, or 67.5%, for the three months ended September 30, 2000 as compared to the same period of 1999. This increase is due primarily to the increase in new subscribers and a continued increase in interconnection fees as a result of increased utilization of our network by LECs.

         Cost of services includes the cost of interconnection with LEC facilities, direct cell site costs (property taxes and insurance, site lease costs and electric utilities), roaming validation (provided by a third-party clearinghouse), long distance toll costs and certain prepaid subscriber-related fees. Cost of services increased $9.5 million, or 59.4%, for the three months ended September 30, 2000 as compared to the same period of 1999. This increase is due primarily to the costs of providing service to our prepaid subscriber base, including sales commissions on prepaid card renewals, taxes and other surcharges that we do not bill to our prepaid subscribers and intelligent-network management fees. We also experienced a substantial increase in our roaming costs due to the increase in postpaid subscribers on our 50-State Rate plans.

         We generated a negative equipment margin of 434.2% on $5.0 million of sales during the three months ended September 30, 2000 as compared to a negative margin of 187.0% on $6.0 million of sales for the same period of 1999. Although we experienced a continued decrease in the average cost of handsets, we sold our handsets at disproportionately low prices for competitive reasons. We also subsidized the handset associated with our prepaid "Ready to Call" kit more heavily than our other handset models and offered handset credits to all postpaid subscribers who activated during the three months ended September 30, 2000. We expect to continue subsidizing the cost of handsets to subscribers for the foreseeable future.

         Operations costs, which include the costs of managing and maintaining our PCS system, customer service, credit and collections (including bad debt) and inventory management increased $3.3 million, or 22.3%, for the three months ended September 30, 2000 as compared to the same period of 1999. Our personnel costs increased due to providing customer service through our centralized call center to the growing subscriber base and our network maintenance costs increased due to our expanding PCS network and certain equipment warranty expirations.

         Selling and marketing costs increased $9.8 million, or 42.7%, for the three months ended September 30, 2000 as compared to the same period of 1999. Substantially all of this increase is attributable to an increase in advertising to support our promotional campaigns and the continued expansion of our sales distribution channels, including increases in personnel, commissions and retail location costs.

         General and administrative costs increased $1.0 million, or 9.5%, for the three months ended September 30, 2000 as compared to the same period of 1999. Substantially all of this increase is attributable to increased personnel, facilities and computer systems costs at our corporate and regional administrative offices and information technology center to support our rapidly growing operations.

         Depreciation and amortization increased $4.3 million, or 19.6%, for the three months ended September 30, 2000 as compared to the same period of 1999 and consists principally of the depreciation of the PCS network and the amortization of PCS licenses. Substantially all of the increase is attributable to depreciation associated with the 156 additional cell sites that we placed in service since September 30, 1999, as well as depreciation of computer systems and infrastructure costs required to manage the administrative functions of our business.

         Net consolidated interest expense increased $4.6 million, or 18.0%, for the three months ended September 30, 2000 as compared to the same period of 1999. This increase in net interest expense is the result primarily of an increase in our bond accretion expense, as well as a decrease in interest income due to a reduction in cash available for investment.

         The effective income tax rate for the three months ended September 30, 2000 and 1999 was 0%. We generated a net loss of $52.2 million for the three months ended September 30, 2000 and expect to incur a net loss for the remainder of 2000. We will not recognize the tax benefit of these losses until management determines that it is more likely than not that such benefit is realizable.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         The following table reflects the composition of our cellular and PCS service revenue and equipment sales and related gross margins, as well as overall operating and other costs and margins, for each of the nine months ended September 30, 2000 and 1999. Our historical results of operations, particularly in view of the sale of our cellular telephone assets in April 1999, will not be comparable with future periods.


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------------------------------------------------
                                                           2000                                     1999
                                                        ---------            ----------------------------------------------------
                                                                                                                        COMBINED
                                                                                                                        CELLULAR
                                                                                                                           AND
                                                          TOTAL              CELLULAR                PCS                   PCS
                                                        ---------            --------             ---------             ---------
                                                                                  (DOLLARS IN THOUSANDS)
                                                                                        (UNAUDITED)
SERVICE REVENUES & COST ANALYSIS:
Service revenues:
   Postpaid revenues .......................            $ 170,263             $ 3,922             $ 124,260             $ 128,182
   Prepaid revenues ........................              116,994                  --                34,739                34,739
   Roaming revenues ........................                9,288               2,597                 4,319                 6,916
   Other revenues ..........................               16,072                 173                 7,911                 8,084
                                                        ---------             -------             ---------             ---------
     Total service revenues ................              312,617               6,692               171,229               177,921
Cost of services ...........................               71,272                 564                42,078                42,642
                                                        ---------             -------             ---------             ---------
   Gross margin ............................            $ 241,345             $ 6,128             $ 129,151             $ 135,279
                                                        =========             =======             =========             =========

EQUIPMENT SALES & COST ANALYSIS:
Equipment sales ............................            $  17,941             $   316             $  20,061             $  20,377
Cost of equipment sales ....................               77,046                 598                48,052                48,650
                                                        ---------             -------             ---------             ---------
   Gross margin ............................            $ (59,105)            $  (282)            $ (27,991)            $ (28,273)
                                                        =========             =======             =========             =========

OPERATING MARGIN ANALYSIS:
Total revenues and sales ...................            $ 330,558             $ 7,008             $ 191,290             $ 198,298
                                                        ---------             -------             ---------             ---------
Operating expenses:
   Cost of services and equipment sales ....              148,318               1,162                90,130                91,292
   Operations ..............................               49,131                 576                46,043                46,619
   Selling and marketing ...................               86,098                 658                64,756                65,414
   General and administrative ..............               33,817                 537                29,892                30,429
   Depreciation ............................               67,327                 521                57,581                58,102
   Amortization ............................                7,654                  --                 7,661                 7,661
                                                        ---------             -------             ---------             ---------
     Total operating expenses ..............              392,345               3,454               296,063               299,517
                                                        ---------             -------             ---------             ---------
Operating (loss) income ....................              (61,787)            $ 3,554             $(104,773)             (101,219)
                                                                              =======             =========
Interest expense, net ......................               86,379                                                          80,889
Gain on sale of assets .....................                   --                                                        (127,161)
Miscellaneous income .......................                 (716)                                                           (209)
                                                        ---------                                                       ---------
Loss before income taxes ...................             (147,450)                                                        (54,738)
Income tax provision .......................                   --                                                              --
                                                        ---------                                                       ---------
   Net loss ................................             (147,450)                                                        (54,738)
Dividends on Cumulative, Convertible
   Redeemable Preferred Stock ..............               (7,312)                                                         (7,312)
                                                        ---------                                                       ---------
Net loss attributable to common
   stockholders.............................            $(154,762)                                                      $ (62,050)
                                                        =========                                                       =========

OTHER SUPPLEMENTAL DATA:
Subscribers at end of period ...............              803,000                  --               438,000               438,000
Capital expenditures .......................            $  85,277             $   326             $  97,657             $  97,983

         The following discussion reflects the results of operations for our PCS line of business only. We sold substantially all of the assets for our cellular line of business in the second quarter of 1999.

         Postpaid service revenues increased $46.0 million, or 37.0%, for the nine months ended September 30, 2000 as compared to the same period of 1999, which is primarily the result of our continued subscriber growth. Our postpaid subscribers grew to approximately 393,000 at September 30, 2000, from approximately 319,000 at September 30, 1999, of which approximately 52,000 net postpaid subscribers were added during the nine months ended September 30, 2000 as compared to approximately 65,000 for the same period of 1999. We believe this decrease in the rate in postpaid subscriber growth is due in part to the expanded distribution and increased availability of our prepaid service launched in late 1998. A significant portion of our postpaid subscriber growth for the nine months ended September 30, 2000 is attributable to our 50-State Rate plans and our "50% more minutes" promotional offerings, which we introduced in the first quarter of 2000.

         RPU per postpaid subscriber increased to $50.99 for the nine months ended September 30, 2000 as compared to $49.04 for the same period of 1999. We believe this increase in RPU reflects the success of our rate plans that emphasize bundled airtime and toll minutes for higher-priced plans, as well as an increase in the average minutes of use per subscriber.

         Prepaid service revenues increased $82.3 million, or 236.8%, for the nine months ended September 30, 2000 as compared to the same period of 1999. Our prepaid subscribers grew to approximately 410,000 at September 30, 2000, from approximately 119,000 at September 30, 1999, of which approximately 205,000 net prepaid subscribers were added during the nine months ended September 30, 2000 as compared to approximately 78,000 for the same period of 1999. A significant portion of our prepaid subscriber growth for the nine months ended September 30, 2000 is attributable to our "Ready to Call" kit promotional offering.

         RPU per prepaid subscriber decreased to $41.27 for the nine months ended September 30, 2000 as compared to $49.71 for the same period of 1999. We believe this decrease in RPU is attributable primarily to the introduction of lower-denominated prepaid cards for airtime renewals.

         Roaming revenues (including roaming long distance) increased $5.0 million, or 115.0%, for the nine months ended September 30, 2000 as compared to the same period of 1999. This increase is due primarily to an increase in the number of roamers and usage per roamer, which we believe is the result of increased penetration levels by surrounding GSM carriers and our success in obtaining roaming agreements with these carriers. We also launched international roaming in August 1999 and currently have agreements with other GSM carriers in more than 50 countries outside North America.

         Other service revenues, which include activation fees and interconnection fees billed to LECs for connections to our network, increased $8.2 million, or 103.2%, for the nine months ended September 30, 2000 as compared to the same period of 1999. This increase is due primarily to the increase in new subscribers and a continued increase in interconnection fees as a result of increased utilization of our network by LECs.

         Cost of services includes the cost of interconnection with LEC facilities, direct cell site costs (property taxes and insurance, site lease costs and electric utilities), roaming validation (provided by a third-party clearinghouse), long distance toll costs and certain prepaid subscriber-related fees. Cost of services increased $29.2 million, or 69.4%, for the nine months ended September 30, 2000 as compared to the same period of 1999. This increase is due primarily to the costs of providing service to our prepaid subscriber base, including sales commissions on prepaid card renewals, taxes and other surcharges that we do not bill to our prepaid subscribers and intelligent-network management fees. We also experienced a substantial increase in our roaming costs due to the increase in postpaid subscribers on our 50-State Rate plans and an increase in interconnection due to increased usage of our network.

         We generated a negative equipment margin of 329.4% on $17.9 million of sales during the nine months ended September 30, 2000 as compared to a negative margin of 140.0% on $20.1 million of sales for the same period of 1999. Although we experienced a continued decrease in the average cost of handsets, we sold our handsets at disproportionately low prices for competitive reasons. We also subsidized the handset associated with our prepaid "Ready to Call" kit more heavily than our other handset models and offered handset credits to all postpaid subscribers who activated during the nine months ended September 30, 2000. We expect to continue subsidizing the cost of handsets to subscribers for the foreseeable future.

         Operations costs, which include the costs of managing and maintaining our PCS system, customer service, credit and collections (including bad debt) and inventory management increased $3.1 million, or 6.7%, for the nine months ended September 30, 2000 as compared to the same period of 1999. Our personnel costs increased due to providing customer service through our centralized call center to the growing subscriber base and our network maintenance costs increased due to our expanding PCS network and certain equipment warranty expirations. These increases were offset by a substantial reduction in bad debt provisions resulting from the success of our prepaid service, as well as improvements in credit and collections associated with our postpaid subscriber base.

         Selling and marketing costs increased $21.3 million, or 33.0%, for the nine months ended September 30, 2000 as compared to the same period of 1999. Substantially all of this increase is attributable to an increase in advertising to support our promotional campaigns and the continued expansion of our sales distribution channels, including increases in personnel, commissions and retail location costs.

         General and administrative costs increased $3.9 million, or 13.1%, for the nine months ended September 30, 2000 as compared to the same period of 1999. Substantially all of this increase is attributable to increased personnel, facilities and computer systems costs at our corporate and regional administrative offices and information technology center to support our rapidly growing operations.

         Depreciation and amortization increased $9.7 million, or 14.9%, for the nine months ended September 30, 2000 as compared to the same period of 1999 and consists principally of the depreciation of the PCS network and the amortization of PCS licenses. Substantially all of the increase is attributable to depreciation associated with the 156 additional cell sites that we placed in service since September 30, 1999, as well as depreciation of computer systems and infrastructure costs required to manage the administrative functions of our business.

         Net consolidated interest expense increased $5.5 million, or 6.8%, for the nine months ended September 30, 2000 as compared to the same period of 1999. This increase in net interest expense is the result primarily of an increase in our bond accretion expense, which was partially offset by an increase in interest income earned on the additional cash available for investment due to asset sales in 1999.

         The effective income tax rate for the nine months ended September 30, 2000 and 1999 was 0%. We generated a net loss of $147.5 million for the nine months ended September 30, 2000 and expect to incur a net loss for the remainder of 2000. We will not recognize the tax benefit of these losses until management determines that it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of $234.2 million at September 30, 2000 as compared to $371.4 at December 31, 1999. For the nine months ended September 30, 2000, we used net cash of $36.6 million for operating activities as compared to $73.9 million for the same period of 1999. The cash impact of the net loss from operations totaled $147.5 million but was partially offset by $75.0 million of depreciation and amortization and $57.3 million of bond accretion on the senior discount notes, as well as an increase in accounts receivable of $14.9 million.

         Cash used in investing activities was $110.4 million for the nine months ended September 30, 2000 as compared to cash provided from investing activities of $263.8 million for the same period of 1999. Investing activities for the nine months ended September 30, 2000 consisted primarily of capital expenditures of $85.3 million and investments in an unconsolidated affiliate of $27.3 million. The investment in the unconsolidated affiliate represents a loan of $27.3 million to Eliska Ventures to fund its pre-closing deposit in connection with the Asset Acquisition and certain other expenses pending closing. See "Recent Developments" above for further information on the transactions with Eliska Ventures and the Asset Acquisition. We also liquidated $16.2 million of short-term investments to satisfy our commitment to make the last of the first six scheduled interest payments on the 11.125% Senior Notes due June 2007 from restricted cash. At September 30, 2000, we had no restricted cash on our balance sheet.

         Cash provided from financing activities was $9.7 million for the nine months ended September 30, 2000 as compared to $8.9 million for the same period of 1999. Financing activities for the nine months ended September 30, 2000 consisted primarily of proceeds from the exercise of stock options and warrants of $19.5 million, which was partially offset by repayments of our credit facility of $9.7 million.

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

         Total capital expenditures, including capital expenditures for information technology and support of the PCS business, were $85.3 million for the nine months ended September 30, 2000, as compared to $98.0 million for the same period of 1999. We currently estimate that capital expenditures will total approximately $30 million for the remainder of 2000. These expenditures are primarily to enhance and expand our network in existing markets in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality, particularly as they relate to our prepaid service intelligent-network platform, to support our anticipated subscriber growth.

         Although we have completed the initial buildout of our PCS system, we continue to require significant amounts of capital to fund the operation and expansion of our business. We achieved positive earnings before interest, taxes, depreciation and amortization ("EBITDA") during each of the first three quarters of 2000 and had positive EBITDA of $13.2 million for the nine months ended September 30, 2000. We discuss EBITDA because it is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to cash flow as a measure of liquidity. We expect to continue to improve EBITDA for the remainder of 2000. We believe our cash on hand and cash flow from operations will be sufficient to fund our operations for the remainder of 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements," which provides additional guidance on the recognition of revenue in financial statements for transactions not specifically addressed within the scope of existing accounting pronouncements. We are currently evaluating the substance of this bulletin to determine its impact on our financial statements, but do not expect it to have a material impact on our financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements that are not historical facts and which relate to our intent, belief or current expectations, or that of our directors or officers. In this Report, we may have made forward-looking statements with respect to, among other things: (i) our future subscriber and revenue growth;
(ii) the proposed transactions with DT and VoiceStream and the acquisition of the DiGiPH PCS assets; (iii) our financing plans, including our ability to obtain financing in the future; (iv) trends affecting our financial condition or results of operations; (v) our growth, prospects and operating strategies; and (vi) our anticipated capital needs and capital expenditures. We caution investors that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital, risks associated with the selection of our PCS digital protocol, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for our products and services to be commensurate with our management's expectations or past experience, issues associated with the management of our growth, including the expansion of our network capacity, the impact of present or future laws and regulations on our business, changes in operating expenses or the failure of operating and buildout expenses to be consistent with our management's expectations and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving pending transactions, litigations and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in our previous filings with the Securities and Exchange Commission, including the "Risk Factors" section of our Registration Statement on Form S-3 (Registration number 333-84981), as declared effective by the Securities and Exchange Commission on September 24, 1999.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS


         Exhibit
         Number       Description
         ------       -----------

            27        Financial Data Schedule (for SEC use only).

         (B)      REPORTS ON FORM 8-K.

         On August 31, 2000, we filed a Current Report on Form 8-K dated August 26, 2000 which reported events under Item 5 (Other Events) in connection with
(i) our Agreement and Plan of Merger with Deutsche Telekom AG and (ii) our Agreement and Plan of Reorganization with VoiceStream Wireless Corporation. We were not required to file financial statements in connection with the merger agreements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                           POWERTEL, INC.



November 13, 2000          /s/ Allen E. Smith
                           ----------------------------------------------------
                           Allen E. Smith
                           President and Chief Executive Officer



November 13, 2000          /s/ Fred G. Astor, Jr.
                           ----------------------------------------------------
                           Fred G. Astor, Jr.
                           Executive Vice President and Chief Financial Officer
                           (Chief Accounting Officer)