Form 10-K/A
period 1999-12-31
POWERTEL INC /DE/
filed 2000-12-05
CIK 876318

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 1999

                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from       to
                                                            -----    -----

                         COMMISSION FILE NUMBER: 0-23012

                                 POWERTEL, INC.
             (Exact name of Registrant as specified in its charter)


           Delaware                                     58-1944750
    (State of incorporation)               (I.R.S. Employer Identification No.)

1233 O.G. Skinner Drive, West Point, Georgia               31833
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

                                EXPLANATORY NOTE

         This Amendment No. 1 to Annual Report on Form 10-K/A is being filed to revise the following items in this Report:

         (1)      Item 6. Selected Financial Data;

         (2) Discussion of "Impairment of Long-Lived Assets" in Note 2 to the Powertel, Inc. and Subsidiaries Consolidated Financial Statements.; and

         (3) Discussion of "Revenue Recognition" in Note 2 to the Powertel, Inc. and Subsidiaries Consolidated Financial Statements.

                                     PART II

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

                                                                                 YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------------
                                                  1999               1998               1997               1996              1995
                                              ------------       ------------       ------------       ------------       ---------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Service revenues ........................     $    254,051       $    152,275       $     62,745       $     31,875       $  25,384
Equipment sales .........................           29,360             23,161             16,171              7,250           3,928
                                              ------------       ------------       ------------       ------------       ---------
   Total revenues and sales .............          283,411            175,436             78,916             39,125          29,312
                                              ------------       ------------       ------------       ------------       ---------
Cost of services ........................           59,183             42,777             28,277              5,811           2,394
Cost of equipment sales .................           73,526             79,144             45,318             11,653           3,127
Operations expenses .....................           64,269             56,522             23,989              9,927           3,596
Selling and marketing expenses ..........           99,012             63,936             41,409             13,301           4,280
General and administrative expenses .....           44,184             37,639             25,742             16,963           4,218
Depreciation ............................           78,968             57,938             42,747              5,887           2,741
Amortization ............................           10,212              9,716              6,535              4,214           2,360
                                              ------------       ------------       ------------       ------------       ---------
   Total operating expenses .............          429,354            347,672            214,017             67,756          22,716
                                              ------------       ------------       ------------       ------------       ---------
     Operating (loss) income ............         (145,943)          (172,236)          (135,101)           (28,631)          6,596
Interest expense (income), net(a) .......          108,183             93,656             42,564             (3,175)          1,657
Gain on sale of assets(b) ...............         (129,172)                --            (41,912)                --              --
Miscellaneous (income) expense ..........             (288)               (62)              (585)             1,226            (295)
                                              ------------       ------------       ------------       ------------       ---------
   (Loss) income before income taxes ....         (124,666)          (265,830)          (135,168)           (26,682)          5,234
     and cumulative effect
Income tax (benefit) provision ..........               --                 --                 --             (1,654)          2,230
                                              ------------       ------------       ------------       ------------       ---------
   (Loss) income before cumulative effect         (124,666)          (265,830)          (135,168)           (25,028)          3,004
Dividends on cumulative convertible,
   redeemable preferred stock ...........           (9,750)            (5,010)                --                 --              --
                                              ------------       ------------       ------------       ------------       ---------
   Net (loss) income attributable to
     common stockholders before
     cumulative effect ..................         (134,416)          (270,840)          (135,168)           (25,028)          3,004
Cumulative effect of change in accounting
   principle, net of tax(c) .............               --                 --                 --             (2,583)             --
                                              ------------       ------------       ------------       ------------       ---------
     Net (loss) income attributable to
       common stockholders ..............     $   (134,416)      $   (270,840)      $   (135,168)      $    (27,611)      $   3,004
                                              ============       ============       ============       ============       =========

Earnings (loss) per share:
Net (loss) income attributable to common
   stockholders before cumulative effect
   of change in accounting principle ....     $      (4.75)      $     (10.02)      $      (5.04)      $      (1.00)      $    0.30
Cumulative effect of change in
   accounting principle .................               --                 --                 --              (0.10)             --
                                              ------------       ------------       ------------       ------------       ---------
Basic and diluted (loss) income
   per common share .....................     $      (4.75)      $     (10.02)      $      (5.04)      $      (1.10)      $    0.30
                                              ============       ============       ============       ============       =========

OTHER FINANCIAL AND OPERATING DATA:
EBITDA(d) ...............................     $    (56,763)      $   (104,582)      $    (85,819)      $    (18,530)      $  11,697
Cash flows provided by (used in):
   Operating activities .................          (98,977)          (165,818)           (57,030)           (15,255)          5,640
   Investing activities .................          255,343           (184,072)          (248,710)          (489,084)        (22,795)
   Financing activities .................           10,243            227,723            447,169            669,234          17,278
Capital expenditures ....................          130,816            207,292            291,849            233,551           7,661
Cellular subscribers at end of
   period(e) ............................               --             28,989             25,848             47,617          38,582
Net cellular population equivalents(f) ..               --            295,600            295,600            737,800         732,900
PCS subscribers at end of period ........          546,364            295,295            118,757             14,892              --
Net PCS population equivalents(f) .......       24,425,900         24,425,900         24,292,400         17,460,000              --

                                                                                   DECEMBER 31,
                                              ------------------------------------------------------------------------------------
                                                 1999               1998               1997               1996              1995
                                              -----------       ------------       ------------       ------------       ---------
                                                                              (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital .........................     $    357,953       $    226,861       $    313,722       $    256,349       $     977
Property and equipment, net .............          561,110            642,404            491,750            251,269          18,066
Licenses, goodwill and other intangibles,
   net ..................................          400,587            407,998            416,252            388,634          24,904
Total assets ............................        1,439,795          1,380,578          1,378,592            947,117          74,330
Long-term obligations ...................        1,253,845          1,108,070            969,014            504,065          29,411
Retained earnings (accumulated deficit)           (563,190)          (428,774)          (157,934)           (22,766)          4,845
Stockholders' (deficit) equity ..........          (69,857)            50,331            317,816            407,007          36,674


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

(d) EBITDA represents operating (loss) income before depreciation and amortization and excludes interest expense and income taxes. EBITDA is provided because it is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)(3)   EXHIBITS

         The following exhibit is added to the exhibits previously filed with the Company's Annual Report on Form 10-K dated March 29, 2000:

Exhibit
Number            Exhibit Description
-------           -------------------
23(a)             Consent of Arthur Andersen LLP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                             POWERTEL, INC.



December 5, 2000             By: /s/ Allen E. Smith
                                ----------------------------------------
                                Allen E. Smith
                                Chief Executive Officer, President and Director


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

December 5, 2000                    *
                                    -------------------------------------------------------------
                                             Campbell B. Lanier, III
                                             Chairman of the Board of Directors


December 5, 2000                    /s/ Allen E. Smith
                                    -------------------------------------------------------------
                                             Allen E. Smith
                                             Chief Executive Officer, President and Director
                                             (principal executive officer)


December 5, 2000                    /s/ Fred G. Astor, Jr.
                                    -------------------------------------------------------------
                                             Fred G. Astor, Jr.
                                             Chief Financial Officer and Executive Vice President
                                             (principal financial and accounting officer)


December 5, 2000                    *
                                    -------------------------------------------------------------
                                             Donald W. Burton
                                             Director


December 5, 2000                    *
                                    -------------------------------------------------------------
                                             O. Gene Gabbard
                                             Director

December 5, 2000                    *
                                    -------------------------------------------------------------
                                             Ann Milligan
                                             Director


December 5, 2000
                                    -------------------------------------------------------------
                                             William H. Scott, III
                                             Director


December 5, 2000
                                    -------------------------------------------------------------
                                             William B. Timmerman
                                             Director


December 5, 2000
                                    -------------------------------------------------------------
                                             Donald W. Weber
                                             Director

*By: /s/ Allen E. Smith
     ---------------------------
     Allen E. Smith
     Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Public Accountants..................................................................        F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998..............................................        F-3

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997................        F-4

Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the Years Ended
   December 31, 1999, 1998 and 1997.......................................................................        F-5

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




ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 4, 2000

                         POWERTEL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                       AT DECEMBER 31,
                                                                                -----------------------------
                                                                                    1999              1998
                                                                                -----------       -----------
                                                                                    (DOLLARS IN THOUSANDS)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .............................................      $   371,396       $   204,787
   Restricted cash for payment of interest (Note 2) ......................           16,223            33,375
   Accounts receivable, net of allowance for doubtful accounts
     of $6,544 and $4,895 at December 31, 1999 and 1998, respectively ....           30,925            28,726
   Inventories (Note 2) ..................................................           21,250            20,683
   Prepaid expenses and other ............................................           21,747             9,248
                                                                                -----------       -----------
                                                                                    461,541           296,819
                                                                                -----------       -----------

PROPERTY AND EQUIPMENT, AT COST (Note 2):
   Land ..................................................................              932               932
   Building and towers ...................................................          241,617           311,723
   Equipment .............................................................          433,264           329,993
   Furniture and fixtures ................................................           11,259             8,616
   Assets under construction .............................................           34,841            98,350
                                                                                -----------       -----------
                                                                                    721,913           749,614
     Less:  accumulated depreciation .....................................         (160,803)         (107,210)
                                                                                -----------       -----------
                                                                                    561,110           642,404
                                                                                -----------       -----------

OTHER ASSETS (Note 2):
   Licenses, net of accumulated amortization of $26,950 and $16,748 at
     December 31, 1999 and 1998, respectively ............................          400,587           407,998
   Deferred charges and other, net of accumulated amortization of $8,206
     and $5,749 at December 31, 1999 and 1998, respectively ..............           16,557            19,014
   Restricted cash for payment of interest ...............................               --            14,343
                                                                                -----------       -----------
                                                                                    417,144           441,355
                                                                                -----------       -----------

       Total assets ......................................................      $ 1,439,795       $ 1,380,578
                                                                                ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade ..............................................      $    26,261       $    14,633
   Accrued other .........................................................           20,612            20,529
   Accrued construction costs ............................................           18,479            17,807
   Current portion of long-term obligations (Note 5) .....................           12,946                49
   Accrued taxes other than income .......................................           12,601             6,261
   Advance billings and customer deposits ................................            9,908             7,898
   Accrued interest ......................................................            2,781             2,781
                                                                                -----------       -----------
                                                                                    103,588            69,958
                                                                                -----------       -----------

LONG-TERM OBLIGATIONS (Note 5):
   12% Senior Discount Notes due February 2006 ...........................          310,076           275,069
   12% Senior Discount Notes due May 2006 ................................          308,308           274,393
   11.125% Senior Notes due June 2007 ....................................          300,000           300,000
   Long-term portion of Credit Facility ..................................          252,107           258,532
   Deferred gain on sale-leaseback (Note 3) ..............................           83,331                --
   Other .................................................................               23                76
                                                                                -----------       -----------
                                                                                  1,253,845         1,108,070
                                                                                -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

CUMULATIVE CONVERTIBLE, REDEEMABLE
  PREFERRED STOCK (Note 6) ...............................................          152,219           152,219
                                                                                -----------       -----------

STOCKHOLDERS' (DEFICIT) EQUITY:
   Preferred Stock (Note 6) ..............................................                3                 4
   Common Stock: $.01 par value; 100,000,000 shares authorized,
     29,933,269 and 27,265,924 issued and outstanding at December 31, 1999
     and 1998, respectively ..............................................              299               273
   Paid-in capital .......................................................          494,936           479,875
   Accumulated deficit ...................................................         (563,190)         (428,774)
   Deferred compensation .................................................           (1,410)              (70)
   Treasury stock, at cost - 55,352 and 52,483 shares at December 31, 1999
     and 1998, respectively ..............................................             (495)              (34)
                                                                                -----------       -----------
                                                                                    (69,857)           50,331
                                                                                -----------       -----------

       Total liabilities and stockholders' (deficit) equity ..............      $ 1,439,795       $ 1,380,578
                                                                                ===========       ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                         POWERTEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------------
                                                             1999                1998                 1997
                                                       ---------------        ---------          --------------
                                                       (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES AND SALES (Note 2):
   Postpaid revenues ...........................          $ 176,356           $ 132,709           $  51,951
   Roaming revenues ............................              8,799              10,244               5,858
   Prepaid revenues ............................             55,752               2,579                  --
   Other revenues ..............................             13,144               6,743               4,936
                                                          ---------           ---------           ---------
     Total service revenues ....................            254,051             152,275              62,745
   Equipment sales .............................             29,360              23,161              16,171
                                                          ---------           ---------           ---------
       Total revenues and sales ................            283,411             175,436              78,916
                                                          ---------           ---------           ---------

OPERATING EXPENSES:
   Cost of services ............................             59,183              42,777              28,277
   Cost of equipment sales .....................             73,526              79,144              45,318
   Operations ..................................             64,269              56,522              23,989
   Selling and marketing .......................             99,012              63,936              41,409
   General and administrative ..................             44,184              37,639              25,742
   Depreciation ................................             78,968              57,938              42,747
   Amortization ................................             10,212               9,716               6,535
                                                          ---------           ---------           ---------
       Total operating expenses ................            429,354             347,672             214,017
                                                          ---------           ---------           ---------

OPERATING LOSS .................................           (145,943)           (172,236)           (135,101)
                                                          ---------           ---------           ---------
OTHER (INCOME) EXPENSE:
   Interest expense, net .......................            108,183              93,656              42,564
   Gain on sale of assets ......................           (129,172)                 --             (41,912)
   Miscellaneous income ........................               (288)                (62)               (585)
                                                          ---------           ---------           ---------
       Total other (income) expense ............            (21,277)             93,594                  67
                                                          ---------           ---------           ---------
LOSS BEFORE INCOME TAXES .......................           (124,666)           (265,830)           (135,168)
INCOME TAX PROVISION ...........................                 --                  --                  --
                                                          ---------           ---------           ---------
NET LOSS .......................................           (124,666)           (265,830)           (135,168)
DIVIDENDS ON CUMULATIVE CONVERTIBLE,
   REDEEMABLE PREFERRED STOCK ..................             (9,750)             (5,010)                 --
                                                          ---------           ---------           ---------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ...          $(134,416)          $(270,840)          $(135,168)
                                                          =========           =========           =========

PER SHARE DATA (Note 2):
   BASIC AND DILUTED LOSS PER COMMON SHARE .....          $   (4.75)          $  (10.02)          $   (5.04)
                                                          =========           =========           =========
   WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING .............             28,270              27,019              26,834
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



                                                                                                                          TOTAL
                                                CONVERTIBLE                                                           STOCKHOLDER'S
                                        COMMON    REFERRED     PAID-IN       ACCUMULATED      DEFERRED     TREASURY     (DEFICIT)
                                         STOCK     STOCK       CAPITAL         DEFICIT      COMPENSATION     STOCK       EQUITY
                                        ------  -----------   ---------      -----------    ------------   --------   -------------
                                                                       (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1996 .........      $269      $ 2       $ 430,053       $ (22,766)      $  (206)      $(345)     $ 407,007
Stock options exercised ............         1       --             711              --            --          --            712
Issuance of restricted common
   stock (Note 7) ..................        --       --           1,455              --        (1,455)         --             --
Issuance of Series C Convertible
   Preferred Stock, net of issuance
   costs (Note 6) ..................        --        1          22,445              --            --          --         22,446
Issuance of Series D Convertible
   Preferred Stock, net of issuance
   costs (Note 6) ..................        --        1          22,445              --            --          --         22,446
Amortization of deferred
   compensation ....................        --       --              --              --           373          --            373
Net loss attributable to common
   stockholders ....................        --       --              --        (135,168)           --          --       (135,168)
                                          ----      ---       ---------       ---------       -------       -----      ---------
BALANCE, DECEMBER 31, 1997 .........       270        4         477,109        (157,934)       (1,288)       (345)       317,816
Stock options exercised ............         1       --             195              --            --          --            196
6.5% stock dividend on Cumulative
   Convertible, Redeemable
   Preferred Stock (Note 6) ........         2       --           2,571              --            --          --          2,573
Amortization of deferred
   compensation ....................        --       --              --              --           586          --            586
Net loss attributable to common
   stockholders ....................        --       --              --        (270,840)           --          --       (270,840)
                                          ----      ---       ---------       ---------       -------       -----      ---------
BALANCE, DECEMBER 31, 1998 .........       273        4         479,875        (428,774)         (702)       (345)        50,331
Stock options and warrants
exercised ..........................         3       --           3,971              --            --          --          3,974
Issuance of restricted common
   stock (Note 7) ..................        --       --           1,362              --        (1,362)         --             --
Conversion of Series C Convertible
   Preferred Stock (Note 6) ........        18       (1)            (17)             --            --          --             --
6.5% stock dividend on Cumulative
   Convertible, Redeemable Preferred
   stock (Note 6) ..................         5       --           9,745              --            --          --          9,750
Purchase of treasury shares ........        --       --              --              --            --        (150)          (150)
Amortization of deferred
   compensation ....................        --       --              --              --           654          --            654
Net loss attributable to common
   stockholders ....................        --       --              --        (134,416)           --          --       (134,416)
                                          ----      ---       ---------       ---------       -------       -----      ---------
BALANCE, DECEMBER 31, 1999 .........      $299      $ 3       $ 494,936       $(563,190)      $(1,410)      $(495)     $ (69,857)
                                          ====      ===       =========       =========       =======       =====      =========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                         POWERTEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                             1999             1998            1997
                                                                           ---------       ---------       ---------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net loss .........................................................      $(124,666)      $(265,830)      $(135,168)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
     Gain on sale of subsidiary, net ................................        (79,312)             --         (41,912)
     Realized gain on sale-leaseback, net ...........................        (49,860)             --              --
     Bond accretion .................................................         68,922          59,204          34,061
     Depreciation and amortization ..................................         89,180          67,654          49,282
     Other, net .....................................................         (1,878)          3,041           2,565
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable ...................         (5,841)          5,823         (28,596)
       (Increase) decrease in inventories ...........................           (879)        (16,708)          3,393
       (Increase) decrease in other assets ..........................         (2,492)         (2,690)          8,613
       Increase (decrease) in accounts payable, accrued expenses
         and other current liabilities ..............................          7,849         (16,312)         50,732
                                                                           ---------       ---------       ---------
           Net cash used in operating activities ....................        (98,977)       (165,818)        (57,030)
                                                                           ---------       ---------       ---------

CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
   Proceeds from sale-leaseback .....................................        274,617              --              --
   Proceeds from sale of subsidiary .................................         89,339              --          77,204
   Capital expenditures .............................................       (130,816)       (207,292)       (291,849)
   Liquidation (purchase) of investments, net .......................         31,495          29,367          (1,426)
   Short-term notes receivable ......................................         (7,163)             --              --
   Microwave relocation .............................................         (2,801)           (862)         (9,266)
   Increase (decrease) in accrued construction costs ................            672          (5,285)          7,878
   Payment for FCC licenses .........................................             --              --         (31,251)
                                                                           ---------       ---------       ---------
           Net cash provided from (used in) investing activities ....        255,343        (184,072)       (248,710)
                                                                           ---------       ---------       ---------

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES:
   Borrowings under Credit Facility .................................          6,468          78,571         110,447
   Proceeds from sale of common stock, net ..........................          3,974             196             712
   Proceeds from sale of cumulative convertible, redeemable preferred
      stock, net ....................................................             --         149,782              --
   Proceeds from issuance of 11.125% Senior Notes due June 2007 .....             --              --         290,637
   Proceeds from sale of preferred stock, net .......................             --              --          44,892
   Other, net .......................................................           (199)           (826)            481
                                                                           ---------       ---------       ---------
           Net cash provided from financing activities ..............         10,243         227,723         447,169
                                                                           ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................        166,609        (122,167)        141,429

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ......................        204,787         326,954         185,525
                                                                           ---------       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR ............................      $ 371,396       $ 204,787       $ 326,954
                                                                           =========       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest, net of amounts capitalized ...............      $  55,675       $  52,913       $  24,453
   Cash paid for income taxes .......................................             --              --             213
   Net book value of assets sold in subsidiary disposition ..........         10,027              --          35,292
   Net book value of assets sold under sale-leaseback ...............        136,437              --              --
   Noncash investing and financing activities:
     Total capitalized interest .....................................             --           1,900          22,093
     Dividends on cumulative convertible, redeemable preferred stock
         paid in stock ..............................................          9,750           2,573              --

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

   Impairment of Long-Lived Assets

         The Company periodically reviews the values assigned to long-lived assets, such as property and equipment, licenses, and deferred charges and other, to determine whether any impairments are other than temporary. Management reviews the undiscounted projected cash flows related to such assets and compares them to the carrying values of the assets to determine if an impairment has occurred. If an asset is deemed to be impaired, the Company records the difference between the projected cash flows on a discounted basis or the fair market value (whichever is more appropriate) and the carrying value as an asset impairment charge in the period incurred. There were no such impairments in the periods presented. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

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

         Other revenues consist of activation fees, optional enhanced service features and interconnection fees charged to local exchange carriers for connections to the PCS network and are recognized when earned, which for activation fees is the period in which the subscriber is activated.

         Equipment sales are recognized upon delivery of the equipment to the customer.

   Advertising

         The Company expenses advertising as incurred.

   Interest Expense, Net

         Interest expense, net is comprised of the following (in millions):

                                                            YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                        1999         1998         1997
                                                       ------       ------       ------

                   Interest income ..............      $(18.9)      $(19.5)      $(21.0)
                   Interest expense .............       127.1        115.1         85.7
                   Capitalized interest .........          --         (1.9)       (22.1)
                                                       ------       ------       ------
                        Interest expense, net ...      $108.2       $ 93.7       $ 42.6
                                                       ======       ======       ======

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

                                                                       YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                   1999          1998          1997
                                                                 -------       -------       -------
                                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)
           Revenues and sales .............................      $ 276.4       $ 155.8       $  55.9
           Net loss (excluding gain on sale) ..............       (207.6)       (273.9)       (183.9)
           Basic and diluted loss per common share ........      $ (7.68)      $(10.33)      $ (6.86)

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

         Scheduled maturities of long-term obligations are as follows (in millions):

                               2000              $   12.9
                               2001                  33.0
                               2002                  53.0
                               2003                  53.0
                               2004                  53.0
                               Thereafter           978.5
                                                 --------
                               Total             $1,183.4
                                                 ========

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

6.       PREFERRED STOCK

         The Preferred Stock reflected in the accompanying consolidated balance sheets is as follows:

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                           1999            1998
                                                                                         --------        --------
                                                                                              (IN THOUSANDS)
         Preferred stock, $.01 par value, 1,000,000 shares authorized:
         Series E Cumulative Convertible, Redeemable Preferred, 50,000 shares
            issued and outstanding at December 31, 1999 and 1998 ................        $ 76,109        $ 76,109
         Series F Cumulative Convertible, Redeemable Preferred, 50,000 shares
            issued and outstanding at December 31, 1999 and 1998 ................          76,110          76,110
                                                                                         --------        --------
                    Total cumulative convertible, redeemable preferred stock ....        $152,219        $152,219
                                                                                         ========        ========

         Series A Convertible Preferred, 100,000 shares issued and
            outstanding in 1999 and 1998 ........................................        $      1        $      1
         Series B Convertible Preferred, 100,000 shares issued and
            outstanding in 1999 and 1998 ........................................               1               1
         Series C Convertible Preferred, 0 and 50,000 shares issued and
            outstanding in 1999 and 1998, respectively ..........................              --               1
         Series D Convertible Preferred, 50,000 shares issued and
            outstanding in 1999 and 1998 ........................................               1               1
                                                                                         --------        --------
                Total preferred stock in stockholders' equity ...................        $      3        $      4
                                                                                         ========        ========

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

                                                   1999          1998           1997
                                                   ----          ----           ----
             Risk-free interest rate .....         5.31%         4.65%          5.92%
             Expected dividend yield .....           --            --             --
             Expected lives ..............          6.0 Yrs.      8.2 Yrs.       8.2 Yrs.
             Expected volatility .........           54%           50%            55%

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

                                                 YEARS ENDED DECEMBER 31,
                                           ---------------------------------------
                                             1999            1998            1997
                                           -------         -------         -------
         Net loss:
            As reported ..............     $(134.4)        $(270.8)        $(135.2)
            Pro forma ................      (141.5)         (274.6)         (139.6)
         Net loss per common share:
            As reported ..............     $ (4.75)        $(10.02)        $ (5.04)
            Pro forma ................       (5.00)         (10.12)          (5.21)


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

         A summary of the combined status of all stock plans at December 31, 1999, 1998 and 1997 is presented in the following table:

                                                         NUMBER OF     WEIGHTED AVERAGE
                                                           SHARES      PRICE PER SHARE
                                                         ---------     ----------------
         Outstanding at December 31, 1996                1,692,153           $13.78
            Granted ..........................             921,344            13.27
            Forfeited ........................            (175,926)           17.15
            Exercised ........................             (67,293)           14.17
                                                         ---------
         Outstanding at December 31, 1997                2,370,278            13.39
            Granted ..........................             541,192            17.71
            Forfeited ........................            (293,401)           16.80
            Exercised ........................             (28,119)           10.98
                                                         ---------
         Outstanding at December 31, 1998                2,589,950            13.93
            Granted ..........................             691,701            24.41
            Forfeited ........................            (189,341)           17.66
            Exercised ........................            (305,139)           13.24
                                                         ---------
         Outstanding at December 31, 1999                2,787,171            16.36
                                                         =========

         The following table summarizes the exercise price range, weighted average exercise price and weighted average remaining contractual life for the options outstanding as of December 31, 1999:

                                                                  WEIGHTED AVERAGE
          OPTIONS        EXERCISE PRICE      WEIGHTED AVERAGE         REMAINING
        OUTSTANDING          RANGE            EXERCISE PRICE      CONTRACTUAL LIFE
        -----------      --------------      ----------------     ----------------

           135,000        $  3.33-3.33            $ 3.33              1.3 Years
            79,100           5.25-6.50              5.61              2.4 Years
           790,663          8.25-12.38             11.32              6.3 Years
         1,306,773         12.50-18.75             15.65              7.6 Years
           329,515         18.81-25.75             21.63              7.5 Years
            52,720         28.38-42.00             34.54              9.6 Years
            38,200         44.19-65.00             52.70              9.7 Years
            55,200         66.38-92.88             78.76              9.9 Years
         ---------        ------------            ------              ---------
         2,787,171          3.33-92.88             16.36              6.9 Years

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

8.       INCOME TAXES

         The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------
                                                                     1999           1998           1997
                                                                     ----           ----           ----
            Statutory federal income tax rate .............          (35)%          (35)%          (35)%
            Increase (decrease) in income tax rate
               resulting from:
                 State income taxes, net of federal benefit           (6)            (6)            (7
                 Valuation allowance ......................           41             41             42
                                                                     ---            ---            ---
            Effective income tax rate .....................            0%             0%             0%
                                                                     ===            ===            ===

         The significant components of the Company's net deferred tax asset are as follows (in millions):

                                                                                      DECEMBER 31,
                                                                        ----------------------------------------
                                                                         1999             1998             1997
                                                                        ------           ------           ------
          Deferred Tax Assets:
             Net operating loss carryforwards ................          $140.0           $136.5           $ 49.0
             Start up costs capitalized ......................            17.2             19.7             15.9
             Bond accretion capitalized ......................            71.8             46.3             20.2
             Deferred gain ...................................            34.9               --               --
             Other ...........................................            10.5              8.4              1.5
                                                                        ------           ------           ------
                                                                         274.4            210.9             86.6
                                                                        ------           ------           ------
          Deferred Tax Liabilities:
             Depreciation ....................................           (34.0)           (25.6)           (11.3)
             Other ...........................................            (2.0)            (1.5)            (0.5)
                                                                        ------           ------           ------

                                                                         (36.0)           (27.1)           (11.8)
                                                                        ------           ------           ------
          Net deferred tax asset before valuation allowance ..           238.4            183.8             74.8
          Valuation allowance ................................          (237.1)          (182.5)           (73.5)
                                                                        ------           ------           ------
          Net deferred tax asset .............................             1.3              1.3              1.3
          Less: current portion ..............................             1.3              1.3              1.3
                                                                        ------           ------           ------
          Net deferred tax asset--non-current portion ........          $   --           $   --           $   --
                                                                        ======           ======           ======

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

         The Company classifies its operations into two business segments: PCS and cellular. Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense. Intersegment revenues are not material. Summarized financial information by business segment is as follows (in millions):

                                                                    YEARS ENDED DECEMBER 31,
                                --------------------------------------------------------------------------------------------------
                                              1999                            1998                              1997
                                -------------------------------  ------------------------------   --------------------------------
                                 PCS(A)   CELLULAR(B)   TOTALS      PCS     CELLULAR    TOTALS       PCS     CELLULAR(C)   TOTALS
                                --------  -----------  --------  --------   --------   --------   --------   -----------  --------
Revenues and sales ..........   $  276.4   $    7.0    $  283.4  $  155.8   $   19.6   $  175.4   $   55.9    $   23.0    $   78.9
Depreciation and
   amortization .............       88.7        0.5        89.2      65.8        1.9       67.7       46.7         2.6        49.3
Operating (loss) income .....     (149.5)       3.6      (145.9)   (180.3)       8.1     (172.2)    (141.9)        6.8      (135.1)
Interest expense (income),
   net ......................      108.2         --       108.2      93.7         --       93.7       42.6          --        42.6
Net (loss) income ...........     (207.6)      82.9      (124.7)   (273.9)       8.1     (265.8)    (183.9)       48.7      (135.2)
Total assets ................    1,439.8         --     1,439.8   1,365.6       15.0    1,380.6    1,364.5        14.1     1,378.6
Capital expenditures ........      130.5         .3       130.8     205.0        2.3      207.3      289.6         2.2       291.8

---------------

(a)      Includes realized gain on sale of tower assets of $49.9 million.

(b)      Includes gain on sale of subsidiary of $79.3 million.

(c)      Includes gain on sale of subsidiary of $41.9 million.

12.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                             FIRST           SECOND            THIRD           FOURTH
                                                            ------           ------           ------           ------
                                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
1999 QUARTERS:
     Revenues and sales ..........................          $ 62.0           $ 64.0           $ 72.4           $ 85.0
     Operating loss ..............................           (33.6)           (36.9)           (30.8)           (44.6)
     Net (loss) income attributable to common
         stockholders ............................           (63.8)            60.6            (58.9)           (72.3)
     Basic (loss) earnings per common share ......          $(2.33)          $ 2.19           $(2.10)          $(2.43)
     Diluted (loss) earnings per common share ....           (2.33)            1.22            (2.10)           (2.43)
1998 QUARTERS:
     Revenues and sales ..........................          $ 36.7           $ 40.8           $ 44.6           $ 53.3
     Operating loss ..............................           (36.0)           (34.2)           (41.1)           (60.9)
     Net (loss) income attributable to common
         stockholders ............................           (57.7)           (57.8)           (66.7)           (88.6)
     Basic and diluted loss per common share .....          $(2.14)          $(2.15)          $(2.47)          $(3.26)
1997 QUARTERS:
     Revenues and sales ..........................          $ 19.1           $ 16.6           $ 18.5           $ 24.7
     Operating loss ..............................           (24.6)           (23.3)           (32.7)           (54.5)
     Net (loss) income attributable to common
         stockholders ............................           (29.6)            12.1            (45.9)           (71.8)
     Basic (loss) earnings per common share ......          $(1.10)          $ 0.45           $(1.71)          $(2.66)
     Diluted (loss) earnings per common share ....           (1.10)            0.42            (1.71)           (2.66)

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



ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 4, 2000

                         POWERTEL, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               COLUMN A                        COLUMN B              COLUMN C               COLUMN D              COLUMN E
----------------------------------------      -----------          ------------           -------------          ----------

                                               BALANCE AT            ADDITIONS              WRITEOFFS,           BALANCE AT
                                               BEGINNING              CHARGED                 NET OF               END OF
             CLASSIFICATION                    OF PERIOD             TO INCOME              RECOVERIES             PERIOD
----------------------------------------      -----------          ------------           -------------          ----------
FOR THE YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts ........      $ 4,894,688          $ 12,203,408           $(10,553,730)          $6,544,366
Allowance for obsolete inventory .......        1,813,394             2,255,888             (2,545,698)           1,523,584
                                              -----------          ------------           ------------           ----------
                                              $ 6,708,082          $ 14,459,296           $(13,099,428)          $8,067,950
                                              ===========          ============           ============           ==========

FOR THE YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts ........      $ 1,768,194          $ 21,206,041           $(18,079,547)          $4,894,688
Allowance for obsolete inventory .......        1,178,699             1,876,220             (1,241,525)           1,813,394
                                              -----------          ------------           ------------           ----------
                                              $ 2,946,893          $ 23,082,261           $(19,321,072)          $6,708,082
                                              ===========          ============           ============           ==========

FOR THE YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts ........      $   217,000          $  7,610,741           $ (6,059,547)          $1,768,194
Allowance for obsolete inventory .......           53,470             1,197,121                (71,892)           1,178,699
                                              -----------          ------------           ------------           ----------
                                              $   270,470          $  8,807,862           $ (6,131,439)          $2,946,893
                                              ===========          ============           ============           ==========