Form 10-Q/A
period 2000-09-30
POWERTEL INC /DE/
filed 2000-12-05
CIK 876318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       Or

[ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO      ,19  .
                                                             ----    ----    --

                         Commission File Number: 0-23102

                             -----------------------

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

================================================================================

                                EXPLANATORY NOTE

                  This Amendment No. 1 to Quarterly Report on Form 10-Q/A is being filed to revise "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                         PART I -- FINANCIAL INFORMATION

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

RECENT DEVELOPMENTS

Merger with Deutsche Telekom AG or VoiceStream Wireless Corporation

         On August 26, 2000, we entered into the DT/Powertel Merger Agreement with DT providing for the merger of Powertel with a subsidiary of DT, with Powertel surviving. On August 26, 2000, we also entered into the VoiceStream/Powertel Merger Agreement with VoiceStream providing for the merger of Powertel with a subsidiary of VoiceStream, with Powertel surviving. The DT/Powertel Merger Agreement and the VoiceStream/Powertel Merger Agreement are mutually exclusive. If the DT/VoiceStream Merger closes as contemplated by the DT/VoiceStream Merger Agreement, then we will merge with a subsidiary of DT in accordance with the terms of the DT/Powertel Merger Agreement, and the VoiceStream/Powertel Merger Agreement will terminate. However, if the DT/VoiceStream Merger Agreement is terminated, then the DT/Powertel Merger Agreement will terminate, and we will merge with a subsidiary of VoiceStream in accordance with the terms of the VoiceStream/Powertel Merger Agreement. As a result of these mergers, Powertel would become a wholly-owned subsidiary of either Deutsche Telekom or VoiceStream, and stockholders of Powertel would cease to be Powertel stockholders and would become stockholders of either Deutsche Telekom or VoiceStream, depending upon which merger is consummated. Following either of these mergers, the operations of Powertel would be integrated with the wireless operations of Deutsche Telekom or VoiceStream, as the case may be.

         The closing of each of the DT/Powertel Merger and the VoiceStream/Powertel Merger is subject to regulatory approvals, Powertel stockholder approval and other customary closing conditions. Various regulatory agencies, including the Federal Communications Commission, the Federal Trade Commission, the Department of Justice and the Committee on Foreign Investment in the United States, may not grant the necessary approvals, or may condition or restrict their approvals in a manner that is materially adverse to us, Deutsche Telekom or VoiceStream. As a result, or if we, Deutsche Telekom or VoiceStream fail to meet other closing conditions, the completion of the mergers may be jeopardized or delayed.

         Legislation has also been introduced in the U.S. Congress that, if enacted, might prevent the FCC from approving the transfer of wireless licenses to a corporation of which a foreign government owns more than 25 percent. Because the German government currently owns approximately 58.2 percent of Deutsche Telekom's outstanding shares and would own approximately 44 percent of those shares following the mergers, this legislation, if enacted, would bar the FCC from approving Deutsche Telekom's mergers with VoiceStream and Powertel. It appears unlikely that Congress will enact such legislation this year. However, legislation with similar effect could be reintroduced when a new Congress convenes in January 2001.

         In connection with the Deutsche Telekom/Powertel merger, we have agreed to pay Deutsche Telekom a termination fee of $150 million plus expenses not to exceed $10 million if an proposal for an alternative transaction is announced or publicly disclosed or not withdrawn, the Deutsche Telekom/Powertel Merger Agreement is terminated because it is not approved by our stockholders, and within 6 months after the termination of the merger agreement, we enter into a definitive agreement with a third party with respect to an alternative transaction.

         In addition, Powertel has agreed to pay VoiceStream a termination fee of $150 million plus expenses not to exceed $10 million if the VoiceStream/Powertel Merger Agreement is terminated due to a failure of our stockholders to approve the VoiceStream/Powertel Merger or due to our failure to comply with a convenant or our breach of a representation or warranty contained in the Powertel/VoiceStream Merger Agreement. If we owe a termination fee to both Deutsche Telekom and VoiceStream, instead of owing them each $150 million plus up to $10 million in expenses, we would instead pay each of them $75 million, plus their share of an aggregate of $10 million in expenses.

         Similarly, VoiceStream has agreed to pay Powertel a termination fee of $150 million plus expenses not to exceed $10 million if the VoiceStream/Powertel Merger Agreement is terminated due to VoiceStream's failure to comply with a convenant or its breach of a representation or warranty contained in the Powertel/VoiceStream Merger Agreement.

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

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                -------------------------
                                                                   2000           1999
                                                                ----------     ----------
                                                                 (DOLLARS IN THOUSANDS)
                                                                       (UNAUDITED)

         SERVICE REVENUES & COST ANALYSIS:
         Service revenues:
            Postpaid revenues .............................     $   60,075     $   46,568
            Prepaid revenues ..............................         43,027         14,509
            Roaming revenues ..............................          4,059          1,651
            Other revenues ................................          6,151          3,673
                                                                ----------     ----------
              Total service revenues ......................        113,312         66,401
         Cost of services .................................         25,384         15,920
                                                                ----------     ----------
            Gross margin ..................................     $   87,928     $   50,481
                                                                ==========     ==========

         EQUIPMENT SALES & COST ANALYSIS:
         Equipment sales ..................................     $    4,975     $    5,955
         Cost of equipment sales ..........................         26,578         17,072
                                                                ----------     ----------
            Gross margin ..................................     $  (21,603)    $  (11,117)
                                                                ==========     ==========

         OPERATING MARGIN ANALYSIS:
         Total revenues and sales .........................     $  118,287     $   72,356
                                                                ----------     ----------
         Operating expenses:
            Cost of services and equipment sales ..........         51,962         32,992
            Operations ....................................         18,105         14,800
            Selling and marketing .........................         32,714         22,933
            General and administrative ....................         11,498         10,503
            Depreciation ..................................         23,662         19,372
            Amortization ..................................          2,552          2,550
                                                                ----------     ----------
              Total operating expenses ....................        140,493        103,150
                                                                ----------     ----------
         Operating loss ...................................        (22,206)       (30,794)
         Interest expense, net ............................         30,316         25,695
         Miscellaneous income .............................           (293)           (67)
                                                                ----------     ----------
         Loss before income taxes .........................        (52,229)       (56,422)
         Income tax provision .............................             --             --
                                                                ----------     ----------
            Net loss ......................................        (52,229)       (56,422)
         Dividends on Cumulative, Convertible
            Redeemable Preferred Stock ....................         (2,437)        (2,437)
                                                                ----------     ----------
         Net loss attributable to common stockholders .....     $  (54,666)    $  (58,859)
                                                                ==========     ==========

         OTHER SUPPLEMENTAL DATA:
         Subscribers at end of period .....................        803,000        438,000
         Capital expenditures .............................     $   56,055     $   45,791

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

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                       -----------------------------------------------------
                                                          2000                         1999
                                                       ----------     --------------------------------------
                                                                                                   COMBINED
                                                                                                   CELLULAR
                                                                                                     AND
                                                         TOTAL        CELLULAR        PCS            PCS
                                                       ----------     --------     ----------     ----------
                                                                      (DOLLARS IN THOUSANDS)
                                                                            (UNAUDITED)

SERVICE REVENUES & COST ANALYSIS:
Service revenues:
   Postpaid revenues .............................     $  170,263     $  3,922     $  124,260     $  128,182
   Prepaid revenues ..............................        116,994           --         34,739         34,739
   Roaming revenues ..............................          9,288        2,597          4,319          6,916
   Other revenues ................................         16,072          173          7,911          8,084
                                                       ----------     --------     ----------     ----------
     Total service revenues ......................        312,617        6,692        171,229        177,921
Cost of services .................................         71,272          564         42,078         42,642
                                                       ----------     --------     ----------     ----------
   Gross margin ..................................     $  241,345     $  6,128     $  129,151     $  135,279
                                                       ==========     ========     ==========     ==========

EQUIPMENT SALES & COST ANALYSIS:
Equipment sales ..................................     $   17,941     $    316     $   20,061     $   20,377
Cost of equipment sales ..........................         77,046          598         48,052         48,650
                                                       ----------     --------     ----------     ----------
   Gross margin ..................................     $  (59,105)    $   (282)    $  (27,991)    $  (28,273)
                                                       ==========     ========     ==========     ==========

OPERATING MARGIN ANALYSIS:
Total revenues and sales .........................     $  330,558     $  7,008     $  191,290     $  198,298
                                                       ----------     --------     ----------     ----------
Operating expenses:
   Cost of services and equipment sales ..........        148,318        1,162         90,130         91,292
   Operations ....................................         49,131          576         46,043         46,619
   Selling and marketing .........................         86,098          658         64,756         65,414
   General and administrative ....................         33,817          537         29,892         30,429
   Depreciation ..................................         67,327          521         57,581         58,102
   Amortization ..................................          7,654           --          7,661          7,661
                                                       ----------     --------     ----------     ----------
     Total operating expenses ....................        392,345        3,454        296,063        299,517
                                                       ----------     --------     ----------     ----------
Operating (loss) income ..........................        (61,787)    $  3,554     $ (104,773)      (101,219)
                                                                      ========     ==========
Interest expense, net ............................         86,379                                     80,889
Gain on sale of assets ...........................             --                                   (127,161)
Miscellaneous income .............................           (716)                                      (209)
                                                       ----------                                 ----------
Loss before income taxes .........................       (147,450)                                   (54,738)
Income tax provision .............................             --                                         --
                                                       ----------                                 ----------
   Net loss ......................................       (147,450)                                   (54,738)
Dividends on Cumulative, Convertible
   Redeemable Preferred Stock ....................         (7,312)                                    (7,312)
                                                       ----------                                 ----------
Net loss attributable to common stockholders .....     $ (154,762)                                $  (62,050)
                                                       ==========                                 ==========

OTHER SUPPLEMENTAL DATA:
Subscribers at end of period .....................        803,000           --        438,000        438,000
Capital expenditures .............................     $   85,277     $    326     $   97,657     $   97,983

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

         Although we have completed the initial buildout of our PCS system, we continue to require significant amounts of capital to fund the operation and expansion of our business. We achieved positive operating income before interest expense, taxes, depreciation and amortization ("EBITDA") during each of the first three quarters of 2000 and had positive EBITDA of $13.2 million for the nine months ended September 30, 2000. We discuss EBITDA because it is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. We believe our cash on hand and cash flow from operations will be sufficient to fund our operations for the remainder of 2000.

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

                           POWERTEL, INC.


December 5, 2000           /s/ Allen E. Smith
                           -----------------------------------------------------
                           Allen E. Smith
                           President and Chief Executive Officer


December 5, 2000           /s/ Fred G. Astor, Jr.
                           -----------------------------------------------------
                           Fred G. Astor, Jr.
                           Executive Vice President and Chief Financial Officer
                           (Chief Accounting Officer)