Form 10-K
period 2000-12-31
POWERTEL INC /DE/
filed 2001-03-22
CIK 876318

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 2000

                                    or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from       to
                                                         -------   -------

                         COMMISSION FILE NUMBER: 0-23012


                                 POWERTEL, INC.
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                   58-1944750
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

1239 O.G. Skinner Drive, West Point, Georgia               31833
  (Address of Principal Executive Office)               (Zip Code)

Registrant's telephone number, including area code:           (706) 645-2000

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of $54.75 on March 20, 2001, as reported on the Nasdaq Stock Market's National Market, was approximately $924,668,000. As of March 20, 2001, the Registrant had 33,570,967 shares of common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2001 Special Meeting of Stockholders are incorporated by reference into Part III of this Report.

                               INDEX TO FORM 10-K

                                                                                                                 PAGE
                                                                                                                 ----
PART I

Item 1.          Business...................................................................................        2
Item 2.          Properties.................................................................................       10
Item 3.          Legal Proceedings..........................................................................       10
Item 4.          Submission of Matters to a Vote of Security Holders........................................       10

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters...................................       11
Item 6.          Selected Financial Data....................................................................       12
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations......       14
Item 7A.         Quantitative and Qualitative Disclosures About Market Risks................................       23
Item 8.          Financial Statements and Supplementary Data................................................       23
Item 9.          Changes and Disagreements with Accountants in Accounting and Financial Disclosures.........       24

PART III

Item 10.         Directors and Executive Officers of the Registrant.........................................       25
Item 11.         Executive Compensation.....................................................................       28
Item 12.         Security Ownership of Certain Beneficial Owners and Management.............................       32
Item 13.         Certain Relationships and Related Transactions.............................................       33

PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K............................       36

Signatures       ...........................................................................................       43

                                     PART I

ITEM 1.  BUSINESS

         Unless otherwise indicated, all population data set forth herein is based on the 2000 Paul Kagan Associates, Inc. Cellular/PCS POP Book, and all industry data set forth herein is based upon information compiled by the Cellular Telecommunications Industry Association, Paul Kagan Associates, Inc. or other industry sources.

         Powertel, Inc. provides digital wireless personal communications services ("PCS") in the southeastern United States under the name "Powertel." Our licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 25 million people. We hold licenses to serve the Major Trading Areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama, as well as 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee. We hold 30 MHz of spectrum in our MTA markets, and we hold 20 MHz of spectrum in all of our BTA markets except for the Knoxville, Tennessee BTA, where we hold a license for 10 MHz of spectrum. We have one of the largest contiguous licensed PCS footprints in the southeastern United States.

         We introduced our PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, have launched our services in a total of 34 markets in the Southeast. In most of these markets, we were the first to offer PCS services commercially. As of December 31, 2000, we had approximately 411,000 postpaid subscribers and 497,000 prepaid subscribers.

         We recently invested $125 million for a minority interest in the parent of Eliska Wireless Ventures I, Inc. ("Eliska Ventures"). On January 31, 2001, Eliska Ventures purchased substantially all of the assets of DiGiPH PCS, a PCS provider that uses the Global System for Mobile Communications ("GSM") technology to serve six BTAs on the Gulf Coast of Alabama, Florida and Mississippi. On February 1, 2001, we began offering our PCS services through our relationship with Eliska Ventures in the DiGiPH PCS markets, which are contiguous to our existing footprint.

MATERIAL DEVELOPMENTS

         On August 26, 2000, we entered into separate definitive merger agreements with each of Deutsche Telekom AG ("Deutsche Telekom") and VoiceStream Wireless Corporation ("VoiceStream"). Previously, on July 23, 2000, Deutsche Telekom and VoiceStream entered into an agreement that provides for the merger of their two companies. If the merger between Deutsche Telekom and VoiceStream closes, then we will merge with a subsidiary of Deutsche Telekom in accordance with the terms of our merger agreement with Deutsche Telekom, and our merger agreement with VoiceStream will terminate. However, if the merger agreement between Deutsche Telekom and VoiceStream is terminated, then our merger agreement with Deutsche Telekom will also terminate, and we will merge with a subsidiary of VoiceStream in accordance with the terms of our merger agreement with VoiceStream.

     Acquisition of Powertel by Deutsche Telekom

         On August 26, 2000, we entered into a definitive merger agreement with Deutsche Telekom. We refer to this agreement, as amended and restated on February 8, 2001 and from time to time, as the "Deutsche Telekom/Powertel merger agreement." We refer to our proposed merger with a subsidiary of Deutsche Telekom, as contemplated by the Deutsche Telekom/Powertel merger agreement, as the "Deutsche Telekom/Powertel merger." If the Deutsche Telekom/Powertel merger is completed, we will become a wholly-owned subsidiary of Deutsche Telekom, and each share of our common stock will be converted into the right to receive
2.6353 Deutsche Telekom ordinary shares, subject to adjustment. Each share of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock will be converted into the right to receive 121.9294 Deutsche Telekom ordinary shares, subject to adjustment. Each share of our Series D Convertible Preferred Stock will be converted into the right to receive 93.0106 Deutsche Telekom ordinary shares, subject to adjustment. Each share of our Series E 6.5% Cumulative Convertible Preferred Stock and Series F 6.5% Cumulative Convertible Preferred Stock will be converted into the right to receive, subject to adjustment: (i) 179.5979 Deutsche Telekom ordinary shares; plus (ii) 2.6353 Deutsche Telekom ordinary shares multiplied by the number of shares of our common stock representing accrued or declared but unpaid dividends on such share of preferred stock. Our stockholders may elect to receive Deutsche Telekom shares in the form of Deutsche Telekom ordinary shares, which are listed on the Frankfurt Stock Exchange, or Deutsche Telekom American Depositary Receipts, which are listed on the New York Stock Exchange.

         The Deutsche Telekom/Powertel merger agreement allows us to declare and pay a stock dividend of 0.0075 of a share of Powertel common stock for each share of Powertel common stock outstanding. We intend to pay this dividend on April 6, 2001 to common stockholders of record on March 23, 2001. As a result of this dividend, the exchange ratios of our preferred stock and other convertible securities will adjust proportionately to reflect the payment of this dividend. This stock dividend and the adjustments to the conversion terms of our convertible securities will have the effect of increasing by 0.75% the number of shares owned by Powertel stockholders, and, accordingly, the aggregate amount of Deutsche Telekom shares to be received by our stockholders in the Deutsche Telekom/Powertel merger.

         On March 13, 2001 at a special meeting of our stockholders, our stockholders approved and adopted the Deutsche Telekom/Powertel merger agreement. The completion of the Deutsche Telekom/Powertel merger is subject to regulatory approvals and the satisfaction of several additional closing conditions, including the completion of the merger between Deutsche Telekom and VoiceStream. The Deutsche Telekom/Powertel merger agreement also provides that, regardless of the satisfaction of the closing conditions, the Deutsche Telekom/Powertel merger will not close prior to May 31, 2001. The Deutsche Telekom/Powertel merger is more fully described in our proxy statement on
Schedule 14A filed on February 9, 2001, which we refer to in this Report as the "Merger Proxy Statement."

     Acquisition of Powertel by VoiceStream

         On August 26, 2000, we also entered into a definitive agreement and plan of reorganization with VoiceStream providing for the merger of our company with a subsidiary of VoiceStream. We refer to our proposed merger with VoiceStream as the "VoiceStream/Powertel merger." We refer to our agreement and plan of reorganization with VoiceStream, as amended and restated as of February 8, 2001 and from time to time, as the "VoiceStream/Powertel merger agreement." If the VoiceStream/Powertel merger is completed, we will become a wholly-owned subsidiary of VoiceStream, and our common stock will be converted into the right to receive a "conversion number" of shares of VoiceStream common stock determined as follows:

         - 0.75 if the VoiceStream Average Closing Price (as defined below) is $113.33 or below;

         - 0.65 if the VoiceStream Average Closing Price is $130.77 or above; and

         - if the VoiceStream Average Closing Price is greater than $113.33 and less than $130.77, the quotient determined by dividing $85.00 by the VoiceStream Average Closing Price.

The "VoiceStream Average Closing Price" means the volume weighted average closing price (based on the Nasdaq National Market System composite volume published by the Wall Street Journal) of the VoiceStream common stock as publicly reported for the Nasdaq as of 4:00 p.m. Eastern Time for ten trading days randomly selected by lot out of the last 20 trading days ending five trading days prior to the closing date of the VoiceStream/Powertel merger.

         The VoiceStream/Powertel merger agreement allows us and VoiceStream to pay a dividend of 0.0075 of a common share on outstanding shares of Powertel common stock and VoiceStream common stock, respectively. We and VoiceStream each intend to pay this dividend on April 6, 2001 to our respective common stockholders of record on March 23, 2001. As a result of these common stock dividends, the conversion number and price ranges referenced above will be adjusted so that the issuance of these dividends will not affect the aggregate merger consideration to be received by our stockholders in the VoiceStream/Powertel merger.

         On March 13, 2001 at special meetings of our stockholders and VoiceStream's stockholders, our stockholders and VoiceStream's stockholders approved and adopted the VoiceStream/Powertel merger agreement. The completion of the VoiceStream/Powertel merger is subject to regulatory approvals and the satisfaction of several additional closing conditions, including the termination of the merger agreement between Deutsche Telekom and VoiceStream. If the merger agreement between Deutsche Telekom and VoiceStream terminates, the VoiceStream/Powertel merger agreement would remain in effect, and we would proceed to close the VoiceStream/Powertel merger in accordance with the terms of the VoiceStream/Powertel merger agreement. The VoiceStream/Powertel merger is more fully described in the Merger Proxy Statement.

THE WIRELESS TELECOMMUNICATIONS INDUSTRY

         Since 1983, the demand for wireless telecommunications services has grown dramatically as cellular, paging and other emerging wireless communications services have become widely available and increasingly affordable. Service revenues for the wireless telephone industry reached approximately $58 billion in 2000, as compared to approximately $364 million in 1985. The number of wireless telephone subscribers nationwide has grown from approximately 680,000 in 1986 to more than 111 million in 2000.

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

         Although PCS and cellular networks use similar technologies and hardware, they are incompatible because they operate on different frequencies and utilize different signaling protocols. We market dual-mode handsets capable of receiving and transmitting over both analog cellular and GSM-based PCS networks. Our dual-mode service provides automatic delivery of calls over analog cellular systems to our PCS subscribers roaming in areas where GSM-based PCS service is not available and where we have a roaming agreement with the analog cellular provider.

         PCS systems in the U.S. operate under one of three digital transmission protocols -- GSM, CDMA or TDMA. These protocols are incompatible with each other. Our network uses GSM, which is the leading digital wireless technology in the world with over 456 million subscribers worldwide. We are also a member of the GSM Alliance L.L.C. (the "GSM Alliance"), a consortium of 13 PCS carriers which offer PCS service using the GSM protocol in nearly 6,000 cities and towns throughout the U.S. and Canada. Through the GSM Alliance, we allow our subscribers to roam in most major metropolitan areas in the U.S. and Canada. GSM Alliance members include: Airadigm Communication, Inc.; Cingular Wireless LLC; Conestoga Wireless Company; Cook Inlet VoiceStream PCS; Eliska Ventures; Iowa Wireless Services, L.P.; Microcell Telecommunications, Inc.; NPI Wireless; Powertel; Telemetrix Technologies; TWS, Inc.; VoiceStream; and Wireless 2000 PCS. We offer a single roaming rate to our subscribers when roaming on any GSM network throughout the U.S. and Canada, and our 50-State Rates(sm) plans allow our subscribers to roam on any GSM network in the U.S. where we have a reciprocal roaming agreement at no extra charge.

OUR OPERATIONS

         Markets. Our licenses cover approximately 246,000 contiguous square miles in portions of the following 12 states: Alabama; Arkansas; Florida; Georgia; Illinois; Indiana; Kentucky; Louisiana; Mississippi; Missouri; South Carolina; and Tennessee. Our markets include approximately 25 million people. We currently provide PCS services in the 34 markets where we have completed our initial buildout. Generally, our "initial buildout" of a licensed territory includes the construction of cell sites: (a) in metropolitan areas with a population greater than 100,000 people; (b) in smaller cities that, due to location or demographics, we consider to be strategically important; and (c) along the major highway corridors connecting these areas.

         We have completed the initial buildout of our PCS system in the following cities:

  GEORGIA                               TENNESSEE                           ALABAMA
  -------                               ---------                           -------

Athens                                 Chattanooga                       Anniston
Atlanta                                Jackson                           Auburn-Opelika
Augusta                                Memphis                           Birmingham
Brunswick                              Nashville                         Decatur
Columbus                                                                 Dothan
Dalton                                                                   Florence
Gainesville                            MISSISSIPPI                       Gadsden
LaGrange                               -----------                       Huntsville
Macon                                  Jackson                           Montgomery
Savannah                               Tupelo                            Tuscaloosa
West Point

   FLORIDA                             SOUTH CAROLINA                      KENTUCKY
   -------                             --------------                      --------
Gainesville                            Aiken                             Bowling Green
Jacksonville                           Hilton Head                       Frankfort
Panama City                            North Augusta                     Lexington
St. Augustine                                                            Louisville
Tallahassee

We also offer service along the major highway corridors connecting all of our markets. Based on subscriber demand and competitive factors, we intend to continue the buildout of our PCS system to enhance and expand our coverage. As of December 31, 2000, we had a total of approximately 908,000 postpaid and prepaid subscribers.

         Through our affiliation with Eliska Ventures beginning in February 2001, we began offering our services in the following BTAs, which are contiguous to our existing markets:

ALABAMA                                   FLORIDA                               MISSISSIPPI
--------                                  -------                               -----------
Mobile                               Fort Walton Beach                 Biloxi-Gulfport-Pascagoula
                                     Pensacola                         Hattiesburg
                                                                       Laurel
                                                                       Meridian


         Strategy.  Our strategy is to:

         - expand our subscriber base by providing wireless services of the highest quality, functionality and value;

         - offer a broad range of services, including enhanced services and mobile data services;

         - expand our regional market presence by managing and affiliating with other PCS licensees; and

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

In addition, we have expanded our service offerings to include alternative line service, international roaming and data and information services, including mobile e-mail.

         We provide prepaid services through an advanced intelligent network platform that allows real-time additions to and declinations of a subscriber's account. Prepaid subscribers are not required to apply for credit and may purchase prepaid vouchers to increase their account balance at any time.

         Our postpaid subscribers who subscribe to a calling plan with a $40 or higher monthly access fee may call anywhere in the U.S. from our service area with no additional long distance charges. Regular airtime rates apply. Our 50-State Rates plans offer our subscribers flat-rate pricing for local, long-distance and roaming calls on any GSM network in the U.S. where we have a reciprocal roaming arrangement. We also offer dual-mode services for an additional monthly charge. We change our service offerings and pricing from time to time.

         Roaming. Our subscribers may roam outside their local markets anywhere within our PCS coverage area without being assessed daily access fees. Some of our roaming partners own licenses in MTAs and BTAs that are contiguous to our PCS markets, which increases the size of the contiguous geographic area where our subscribers can use their handsets. We provide GSM roaming services outside of our service area at a single roaming rate which is lower than rates traditionally offered by most cellular providers. In addition, our 50-State Rates plans offer flat-rate prices on any GSM network in the U.S. where we have a reciprocal roaming arrangement. GSM service is currently available in nearly 6,000 cities and towns in the U.S. and Canada. We have also entered into roaming agreements with international GSM providers, primarily through our membership in the GSM Alliance, which allow subscribers to roam internationally either through the use of subscriber identity module cards or multi-frequency handsets, known as "world phones."

         System Buildout. Although we have completed the initial buildout of our PCS system, we continue to build out our existing markets for increased coverage and capacity needs, and we are planning to build out some secondary cities within our licensed footprint. Generally, we select sites based on their coverage of targeted subscribers, the cost to construct the site and on frequency propagation characteristics. In many cases, we must obtain zoning approval prior to constructing a site. For new sites, our experience indicates that the site acquisition process can take three to twelve months. Once we acquire a site and obtain the requisite governmental approval, preparation of the site, including grounding, ventilation and air conditioning, equipment installation, testing and optimization, generally requires an additional two to four months.

         Customer Service. We recognize that superior customer service is vital to minimizing subscriber churn and to the long-term success of our business. We try to ensure that our subscribers are fully introduced to our service offerings, that they understand how to use their handsets and features and that they receive prompt and reliable service from our customer service representatives. We provide subscribers with toll-free access to our customer service representatives 24 hours a day, seven days a week. In addition, subscribers can reach a customer service representative from their handsets (with no airtime charge) by dialing 611.

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

In addition to traditional distribution channels, we market our PCS services through the Internet, including through our Web site which includes an on-line retail store where current and potential subscribers may apply for services, purchase handsets and accessories and review their account and billing information. We support our marketing activities with local and regional radio, television and print advertising.

         Our direct and retail store sales force currently consists of approximately 1,500 employees. We train our sales employees to understand our products and services, so that they can provide extensive information to prospective subscribers. We generally link sales commissions to subscriber revenue and subscriber retention.

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

COMPETITION; OTHER TELECOMMUNICATIONS TECHNOLOGIES

         Competition in the wireless communications business is intense, and we expect it to continue to increase as a result of the entrance of new competitors and the development of new technologies, products and services. We currently compete with multiple providers of PCS, cellular and other wireless services. Our wireless competitors include: AT&T Wireless; Verizon Wireless Inc.; Nextel Communications, Inc.; Cingular Wireless LLC, which is a joint venture between SBC Communications and BellSouth; Sprint Corporation; and US West Wireless LLC. These competitors have substantially greater financial, technical, marketing, sales and distribution resources than we have, and several operate in multiple segments of the industry. Several of our competitors, through joint ventures and affiliation arrangements, operate or plan to operate nationwide wireless systems throughout the continental United States. Competition in our industry is intense and is a cause of subscriber attrition. We may need to reduce our prices in order to meet reductions in rates by others. Reductions in our prices could adversely affect us by reducing the revenue we receive from our subscribers. If we are unable or unwilling to reduce our prices, or do not respond quickly to competitive developments, we could lose subscribers to our competitors. We cannot guarantee that we will continue to compete successfully in this environment or that technologies and products that are more commercially effective than ours will not be developed.

         Continuing technological advances in telecommunications, and policies of the Federal Communications Commission (the "FCC") encouraging the development of new spectrum-based technologies, make it impossible to predict the extent of future competition. The 1996 Telecommunications Act alters regulatory and industry barriers which for years deterred easy competition within and between telecommunications markets. The amended statute and related FCC rulemakings are expected to continue to open new avenues for competitive offerings of wireless, wireline and hybrid services.

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

         In 1999, the FCC re-auctioned additional PCS licenses (including licenses reserved for small businesses) which, for various reasons, had been returned to the FCC. While we did not participate directly in this auction, we provided certain financing, subject to restrictions, to a qualified small business, Eliska Wireless, Inc., that acquired licenses for 15 MHz of spectrum in each of the Knoxville, Tennessee BTA and the Kingsport/Johnson City/Bristol, Tennessee BTA.

         In February 2001, through our relationship with Eliska Ventures, we also began offering our PCS services to subscribers in the markets previously served by DiGiPH PCS. These markets are contiguous to our existing footprint, and we and Eliska Ventures plan to combine the two service territories into one larger service area, thus allowing Eliska Ventures' subscribers and our subscribers to roam for free throughout the combined territory.

REGULATION OF WIRELESS TELECOMMUNICATIONS  SYSTEMS

         The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the United States pursuant to the Communications Act of 1934, as amended, and the rules, regulations and policies promulgated by the FCC. Additional regulatory authority over PCS providers is granted to the FCC by the Omnibus Budget Reconciliation Act of 1993 and the 1996 Telecommunications Act.

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

         Licensing of PCS. The FCC has divided the United States and its possessions and territories into PCS markets composed of 493 BTAs and 51 MTAs. Each MTA consists of at least two BTAs. Numerous licensees may compete in each PCS service area. The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. Under the FCC's rules, a broadband PCS licensee may own combinations of licenses (e.g., one MTA (30 MHz) and one BTA (10 MHz)) with total aggregate spectrum of up to 45 MHz in a single geographic area. All PCS licenses are granted for a ten-year period, at the end of which they must be renewed. Licenses may be revoked at any time for cause, including failure to meet certain buildout requirements imposed by the FCC on all PCS licensees.

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

EMPLOYEES AND AGENTS

         As of December 31, 2000, we had approximately 2,600 employees. None of our employees is represented by a labor organization, and we consider our employee relations to be good.

ITEM 2.  PROPERTIES

         We maintain our 28,000 square foot corporate headquarters and network operations center in West Point, Georgia and lease an additional 10,000 square feet of office space from KNOLOGY, Inc. and approximately 10,000 square feet of office space from ITC*DeltaCom, Inc. Additionally, our information technology center is located in leased space in Atlanta, Georgia, and we have a call center located in leased space in Jacksonville, Florida. In connection with our PCS system, we lease space for regional headquarters and switch facilities in the following cities: Birmingham, Alabama; Memphis, Tennessee; Jacksonville, Florida; Atlanta, Georgia; Nashville, Tennessee; and Louisville, Kentucky. The Atlanta MTA leases three separate switching facilities, all of which are in the city of Atlanta but in separate locations. The Birmingham MTA leases two separate switching facilities, both of which are in the city of Birmingham but in separate locations. The Birmingham MTA also leases additional space in Jackson, Mississippi to accommodate its sales and operations personnel. We also lease warehouse space in Oneonta, Alabama for network equipment and cell site equipment related to the buildout of our PCS system.

         We also currently lease retail space for 45 Powertel retail stores in the Atlanta market, 16 in the Birmingham market, 26 in the Jacksonville market, and 31 in the Memphis, Nashville and Kentucky markets. We lease a 55,500 square foot building in LaGrange, Georgia with warehouse and office space for our inventory and distribution activities. We also lease land, rooftop space or tower space for a significant number of our approximately 1,780 PCS cell sites.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During 2000, we only submitted matters to a vote of our stockholders at our 2000 annual meeting of stockholders held on May 25, 2000. We previously reported on such matters.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Our common stock is currently traded on the Nasdaq Stock Market's National Market System under the symbol "PTEL." As of March 20, 2001, there were approximately 262 holders of record of our common stock.

         The high and low sales prices for each full quarterly period of 2000 and 1999 are as follows:

                                2000                                  HIGH            LOW
                           --------------                          ----------      ---------
                           First quarter                           $  104.63       $  66.75
                           Second quarter                              91.81          53.50
                           Third quarter                               97.42          66.50
                           Fourth quarter                              86.39          61.59

                                1999                                  HIGH            LOW
                           --------------                          ----------      ---------

                           First quarter                           $   17.75       $  12.31
                           Second quarter                              32.50          13.38
                           Third quarter                               59.00          28.63
                           Fourth quarter                             105.00          50.86

DIVIDEND POLICY

         We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations.

         Our Series E Preferred Stock and Series F Preferred Stock pay a 6.5% annual dividend quarterly in common stock or cash. However, we are prohibited from paying cash dividends for the foreseeable future because of restrictions contained in our indentures relating to our public bonds and our credit agreement covering certain equipment purchases from Ericsson Inc. To date, we have issued an aggregate of 941,610 shares of common stock as dividends on the Series E Preferred Stock and Series F Preferred Stock.

         In connection with the Deutsche Telekom/Powertel merger, on April 6, 2001, we intend to declare and pay a stock dividend of 0.0075 of a share of Powertel common stock for each share of Powertel common stock outstanding on March 23, 2001. As a result of this dividend, the exchange ratios of our preferred stock and other convertible securities will adjust proportionately to reflect the payment of this dividend. The stock dividend and the adjustments to the conversion terms of our convertible securities will have the effect of increasing by 0.75% the number of shares owned by Powertel stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial information for Powertel as of and for each of the years in the five-year period ended December 31, 2000. Arthur Andersen LLP has audited our consolidated financial statements. Our stockholders should read the selected financial information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto and other financial and operating information included elsewhere in this Report.

                                                                                 YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------------
                                                     2000              1999             1998             1997             1996
                                                  ------------     ------------     ------------     ------------     ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Service revenues .............................    $    438,224     $    255,550     $    155,804     $     62,745     $     31,875
Equipment sales ..............................          25,956           29,360           23,161           16,171            7,250
                                                  ------------     ------------     ------------     ------------     ------------
   Total revenues and sales ..................         464,180          284,910          178,965           78,916           39,125
                                                  ------------     ------------     ------------     ------------     ------------
Cost of services .............................         103,593           60,682           46,306           28,277            5,811
Cost of equipment sales ......................         108,301           73,526           79,144           45,318           11,653
Operations expenses ..........................          70,803           64,269           56,522           23,989            9,927
Selling and marketing expenses ...............         127,390           99,012           63,936           41,409           13,301
General and administrative expenses ..........          47,562           44,184           37,639           25,742           16,963
Depreciation .................................          92,518           78,968           57,938           42,747            5,887
Amortization .................................          10,204           10,212            9,716            6,535            4,214
                                                  ------------     ------------     ------------     ------------     ------------
   Total operating expenses ..................         560,371          430,853          351,201          214,017           67,756
                                                  ------------     ------------     ------------     ------------     ------------
     Operating loss ..........................         (96,191)        (145,943)        (172,236)        (135,101)         (28,631)
Interest expense (income), net(a) ............         117,191          108,183           93,656           42,564           (3,175)
Gain on sale of assets(b) ....................              --         (129,172)              --          (41,912)              --
Miscellaneous (income) expense ...............          (1,161)            (288)             (62)            (585)           1,226
                                                  ------------     ------------     ------------     ------------     ------------
   Loss before income taxes ..................        (212,221)        (124,666)        (265,830)        (135,168)         (26,682)
     and cumulative effect
Income tax (benefit) provision ...............              --               --               --               --           (1,654)
                                                  ------------     ------------     ------------     ------------     ------------
   Loss before cumulative effect .............        (212,221)        (124,666)        (265,830)        (135,168)         (25,028)
Dividends on cumulative convertible,
   redeemable preferred stock ................          (9,750)          (9,750)          (5,010)              --               --
                                                  ------------     ------------     ------------     ------------     ------------
   Net loss attributable to common
     stockholders before cumulative effect ...        (221,971)        (134,416)        (270,840)        (135,168)         (25,028)
Cumulative effect of change in accounting
   principle, net of tax(c) ..................              --               --               --               --           (2,583)
                                                  ------------     ------------     ------------     ------------     ------------
     Net loss attributable to
       common stockholders ...................    $   (221,971)    $   (134,416)    $   (270,840)    $   (135,168)    $    (27,611)
                                                  ============     ============     ============     ============     ============

Per Share Data:
Net loss attributable to common
   stockholders before cumulative effect
   of change in accounting principle .........    $      (7.26)    $      (4.75)    $     (10.02)    $      (5.04)    $      (1.00)
Cumulative effect of change in
   accounting principle ......................              --               --               --               --            (0.10)
                                                  ------------     ------------     ------------     ------------     ------------
Basic and diluted loss per ...................    $      (7.26)    $      (4.75)    $     (10.02)    $      (5.04)    $      (1.10)
   common share ..............................    ============     ============     ============     ============     ============

OTHER FINANCIAL AND OPERATING DATA:
EBITDA(d) ....................................    $      6,531     $    (56,763)    $   (104,582)    $    (85,819)    $    (18,530)
Cash flows provided from (used in):
   Operating activities ......................         (54,257)        (106,140)        (165,818)         (57,030)         (15,255)
   Investing activities ......................        (155,975)         262,506         (184,072)        (248,710)        (489,084)
   Financing activities ......................           7,399           10,243          227,723          447,169          669,234
Capital expenditures .........................         158,694          130,816          207,292          291,849          233,551

Cellular subscribers at end of period(e) .....              --               --           29,000           26,000           48,000
Net cellular population equivalents(f) .......              --               --          295,600          295,600          737,800
PCS subscribers at end of period .............         908,000          546,000          295,000          119,000           15,000
Net PCS population equivalents(f) ............      25,309,300       24,425,900       24,425,900       24,292,400       17,460,000

                                                                                 DECEMBER 31,
                                                    -------------------------------------------------------------------
                                                        2000           1999          1998         1997          1996
                                                    -------------  ------------  -----------  ------------  -----------
                                                                             (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital .................................     $  123,808    $   357,953  $   226,861  $   313,722    $ 256,349
Property and equipment, net .....................        627,286        561,110      642,404      491,750      251,269
Licenses, goodwill and other intangibles, net ...        389,004        400,587      407,998      416,252      388,634
Total assets ....................................      1,359,010      1,446,852    1,382,964    1,380,509      947,117
Long-term obligations ...........................      1,298,337      1,257,696    1,109,143      970,169      504,065
Accumulated deficit .............................       (785,161)      (563,190)    (428,774)    (157,934)     (22,766)
Stockholders' (deficit) equity ..................       (261,026)       (69,857)      50,331      317,816      407,007

---------------
(a) For the years ended December 31, 2000, 1999, 1998, 1997 and 1996, interest income was $21.4 million, $18.9 million, $19.5 million, $21.0 million and $17.3 million, respectively. This excludes capitalized interest of $1.9 million, $22.1 million and $29.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. We did not capitalize interest for the years ended December 31, 2000 and 1999. During the construction of the PCS system, the cost of the PCS licenses and the costs related to the construction expenditures are considered to be assets qualifying for interest capitalization under FASB Statement No. 34 "Capitalization of Interest Cost."

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

(d) EBITDA represents operating (loss) income before interest, taxes, depreciation and amortization. EBITDA is provided because it is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

(e) Cellular subscribers at end of period include 25,456 subscribers of Unicel in the State of Maine for the period ended December 31, 1996.

(f) Net population equivalents means the estimated population of the license market area multiplied by the percentage ownership of the license. For the period ended December 31, 1996, net cellular population equivalents include 442,200 population equivalents from Unicel's license market areas (including Maine RSA 2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           We provide PCS services in the southeastern United States under the name "Powertel." Our licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 25 million people. We hold licenses to serve the Atlanta, Georgia MTA, the Jacksonville, Florida MTA, the Memphis, Tennessee/Jackson, Mississippi MTA and the Birmingham, Alabama MTA and 13 BTAs in Kentucky and Tennessee. We hold 30 MHz of spectrum licensed for PCS in each of the MTA markets, and we hold 20 MHz of spectrum licensed for PCS in all of the BTA markets except for the Knoxville, Tennessee BTA, where we hold a license for 10 MHz of spectrum. We have one of the largest contiguous licensed PCS footprints in the southeastern United States.

           We introduced our PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, have launched our PCS services in a total of 34 markets in the Southeast. In most of these markets, we were the first to offer PCS services commercially. As of December 31, 2000, we had approximately 411,000 postpaid subscribers and 497,000 prepaid subscribers.

           We recently invested $125 million for a minority interest in the parent of Eliska Ventures. On January 31, 2001, Eliska Ventures purchased substantially all of the assets of DiGiPH PCS, a PCS provider that uses GSM technology to serve six BTAs on the Gulf Coast of Alabama, Florida and Mississippi. On February 1, 2001, we began offering our PCS services through our relationship with Eliska Ventures in the DiGiPH PCS markets, which are contiguous to our existing footprint.

           On August 26, 2000, we entered into separate definitive merger agreements with each of Deutsche Telekom and VoiceStream. Previously, on July 23, 2000, Deutsche Telekom and VoiceStream entered into an agreement that provides for the merger of their two companies. If the merger between Deutsche Telekom and VoiceStream closes, then we will merge with a subsidiary of Deutsche Telekom in accordance with the terms of the Deutsche Telekom/Powertel merger agreement, and the VoiceStream/Powertel merger agreement will terminate. However, if the merger agreement between Deutsche Telekom and VoiceStream is terminated, then the Deutsche Telekom/Powertel merger agreement will also terminate, and we will merge with a subsidiary of VoiceStream in accordance with the terms of the VoiceStream/Powertel merger agreement. For more information, see "--Recent Developments" below.

           On April 30, 1999, we sold substantially all of our cellular telephone assets to Public Service Cellular, Inc. for $89.3 million. Prior to that sale, we provided cellular telephone service in contiguous portions of eastern Alabama and western Georgia under the name "InterCel."

           We incurred a net loss of $212.2 million for the year ended December 31, 2000, primarily as a result of the significant costs, including interest expense, required to expand and maintain our PCS network, the hiring and management of personnel necessary to operate our business and market our services, the subsidization of handsets to our subscribers and the depreciation of PCS equipment and amortization of the PCS licenses. We expect to continue incurring operating losses beyond 2000 as we continue to expand and enhance our PCS network, increase our subscriber base and subsidize the cost of handsets to our subscribers.

           Average revenues per subscriber ("RPU") in the wireless industry have gradually declined, which we believe is the result of an increasing number of casual users as wireless service becomes more prevalent, as well as intense competition within the wireless industry. We believe the potential negative impact of these trends on our earnings will be mitigated by our continued focus on offering bundled products and services designed to encourage our subscribers to purchase higher-priced rate plans and by continually introducing enhanced features such as text messaging. We also believe the potential negative impact of these trends will be mitigated in the future through the introduction of additional value-added services primarily in the wireless data area.

           Since the introduction of our "Ready to Call" kit in October 1999, our subscriber additions have been heavily weighted towards our prepaid service. We believe this is because our prepaid service is easy to understand, simple to use and represents a good value to a significant portion of our potential subscriber base, which might otherwise be unable or unwilling to utilize traditional wireless service. We also believe the prepaid segment of our business is profitable because there are no associated billing costs or bad debt expenses, network management costs are lower and prepaid subscribers pay a higher rate per minute.

           Minimizing subscriber attrition, or "churn," remains a challenge as our subscriber base grows and competition intensifies. We generated an average monthly churn rate of 4.4% for 2000, as compared to 3.5% for 1999. We believe our increased churn rate is related to the continued growth of our prepaid subscriber base as a percentage of our overall subscriber base, as well as increased competition in our markets. We believe our emphasis on offering bundled products and services and enhanced features, as well as superior customer service will enable us to retain our most profitable subscribers in the future.

           We use GSM technology and are a member of the GSM Alliance. All members of the GSM Alliance have executed roaming agreements with each other, which allow GSM subscribers to roam throughout many major metropolitan areas in the United States and Canada. Additionally, we have signed a substantial number of international roaming agreements with international GSM carriers to facilitate international roaming, which we officially launched in August 1999.

RECENT DEVELOPMENTS

      Acquisition of Powertel by Deutsche Telekom

           On August 26, 2000, we entered into a definitive merger agreement with Deutsche Telekom. If the Deutsche Telekom/Powertel merger is completed, we will become a wholly-owned subsidiary of Deutsche Telekom, and each share of our common stock will be converted into the right to receive 2.6353 Deutsche Telekom ordinary shares, subject to adjustment. Each share of our Series A Preferred Stock and Series B Preferred Stock will be converted into the right to receive
121.9294 Deutsche Telekom ordinary shares, subject to adjustment. Each share of our Series D Preferred Stock will be converted into the right to receive 93.0106 Deutsche Telekom ordinary shares, subject to adjustment. Each share of our Series E Preferred Stock and Series F Preferred Stock will be converted into the right to receive, subject to adjustment: (i) 179.5979 Deutsche Telekom ordinary shares; plus (ii) 2.6353 Deutsche Telekom ordinary shares multiplied by the number of shares of our common stock representing accrued or declared but unpaid dividends on such share of preferred stock. Our stockholders may elect to receive Deutsche Telekom shares in the form of Deutsche Telekom ordinary shares, which are listed on the Frankfurt Stock Exchange, or Deutsche Telekom American Depositary Receipts, which are listed on the New York Stock Exchange.

           The Deutsche Telekom/Powertel merger agreement allows us to declare and pay a stock dividend of 0.0075 of a share of Powertel common stock for each share of Powertel common stock outstanding. We intend to pay this dividend on April 6, 2001 to common stockholders of record on March 23, 2001. As a result of this dividend, the exchange ratios of our preferred stock and other convertible securities will adjust proportionately to reflect the payment of this dividend. This stock dividend and the adjustments to the conversion terms of our convertible securities will have the effect of increasing by 0.75% the number of shares owned by Powertel stockholders, and, accordingly, the aggregate amount of Deutsche Telekom shares to be received by our stockholders in the Deutsche Telekom/Powertel merger.

           On March 13, 2001 at a special meeting of our stockholders, our stockholders approved and adopted the Deutsche Telekom/Powertel merger agreement. The completion of the Deutsche Telekom/Powertel merger is subject to regulatory approvals and the satisfaction of several additional closing conditions, including the completion of the merger between Deutsche Telekom and VoiceStream. The Deutsche Telekom/Powertel merger agreement also provides that, regardless of the satisfaction of the closing conditions, the Deutsche Telekom/Powertel merger will not close prior to May 31, 2001. The Deutsche Telekom/Powertel merger is more fully described in the Merger Proxy Statement.

      Acquisition of Powertel by VoiceStream

           On August 26, 2000, we also entered into a definitive agreement and plan of reorganization with VoiceStream. If the VoiceStream/Powertel merger is completed, we will become a wholly-owned subsidiary of VoiceStream, and our common stock will be converted into the right to receive a "conversion number" of shares of VoiceStream common stock determined as follows:

           - 0.75 if the VoiceStream Average Closing Price is $113.33 or below;

           - 0.65 if the VoiceStream Average Closing Price is $130.77 or above; and

           - if the VoiceStream Average Closing Price is greater than $113.33 and less than $130.77, the quotient determined by dividing $85.00 by the VoiceStream Average Closing Price.

           The VoiceStream/Powertel merger agreement allows us and VoiceStream to pay a dividend of 0.0075 of a common share on outstanding shares of Powertel common stock and VoiceStream common stock, respectively. We and VoiceStream intend to pay this dividend on April 6, 2001 to our respective common stockholders of record on March 23, 2001. As a result of these common stock dividends, the conversion number and price ranges referenced above will be adjusted so that the issuance of these dividends will not affect the aggregate merger consideration to be received by our stockholders in the VoiceStream/Powertel merger.

           On March 13, 2001 at special meetings of our stockholders and VoiceStream's stockholders, our stockholders and VoiceStream's stockholders approved and adopted the VoiceStream/Powertel merger agreement. The completion of the VoiceStream/Powertel merger is subject to regulatory approvals and the satisfaction of several additional closing conditions, including the termination of the merger agreement between Deutsche Telekom and VoiceStream. If the merger agreement between Deutsche Telekom and VoiceStream terminates, the VoiceStream/Powertel merger agreement would remain in effect, and we would proceed to close the VoiceStream/Powertel merger in accordance with the terms of the VoiceStream/Powertel merger agreement. The VoiceStream/Powertel merger is more fully described in the Merger Proxy Statement.

      Formation of Eliska Ventures and Acquisition of DiGiPH PCS

           On January 31, 2001, pursuant to a stock purchase agreement dated May 30, 2000 with the parent of Eliska Ventures, we purchased 12,475 shares of the Series A Preferred Stock of the parent of Eliska Ventures for $125 million. In addition, Sonera Holding B.V. ("Sonera B.V."), a wholly owned subsidiary of Sonera Corporation, invested $75 million, and Eliska Wireless Investors I, L.P. ("Eliska Investors") invested $50 million, in the parent of Eliska Ventures. In connection with the formation of Eliska Ventures and pursuant to a stock purchase agreement dated May 30, 2000, Sonera B.V. also purchased $125 million of our common stock for $71.80 per share. As a result of these transactions, we have a 49.9% equity interest and a 24.95% voting interest in the parent of Eliska Ventures, Sonera B.V. has a 30.1% equity interest and a 15.05% voting interest, and Eliska Investors has a 20% equity interest and 60% voting interest.

           Concurrently, Eliska Ventures acquired substantially all of the assets, business and operations of, and certain related liabilities of, DigiPH Holding Company, Inc., DigiPH Communication, Inc., and DiGiPH PCS, Inc., including the assignment of the FCC licenses held by DiGiPH PCS (the "Asset Acquisition"), for approximately $375 million, subject to certain adjustments. DiGiPH PCS previously owned licenses to provide PCS services in the Gulf Coast area of Alabama, Florida and Mississippi. In connection with the Asset Acquisition, we entered into a service agreement with Eliska Ventures for management, technical and consulting services. Pursuant to this agreement, we assist Eliska Ventures in marketing its services under the Powertel brand name, expanding distribution channels and increasing network coverage in the market areas covered by the FCC licenses acquired by Eliska Ventures. During the year ended December 31, 2000, one of our subsidiaries loaned Eliska Ventures $26.6 million to fund its pre-closing deposit and certain other expenses in connection with the Asset Acquisition. Eliska Ventures repaid this loan in full at the closing of the Asset Acquisition.

           In connection with the formation of the parent of Eliska Ventures, we entered into put agreements with both Sonera B.V. and Eliska Investors. According to the put agreement with Sonera B.V., between October 1, 2001 and June 30, 2002, Sonera B.V. may sell all of its interest in the parent of Eliska Ventures to us in exchange for 1,044,568 shares of our common stock. At any time, we have a right of first offer on Sonera B.V.'s stock in the parent of Eliska Ventures in the event Sonera B.V. desires to sell such stock to a third party. According to the put agreement with Eliska Investors, between October 1, 2001 and October 30, 2001, Eliska Investors may sell its initial $1 million interest in the parent of Eliska Ventures to us in exchange for 13,928 shares of our common stock or $1.5 million in cash. In such an event, the remaining ownership interest of Eliska Investors in the parent of Eliska Ventures would be cancelled, subject to the receipt of regulatory approvals. In addition, if Eliska Investors has fully satisfied its obligations under its promissory note to the parent of Eliska Ventures, between July 2, 2003 and July 31, 2003, Eliska Investors may exchange all of its interest in the parent of Eliska Ventures for our common stock at the existing fair market value. At any time, we have a right of first refusal with respect to Eliska Investors' interest in the parent of Eliska Ventures in the event that Eliska Investors desires to sell its stock to a third party.

           We will include the results of Eliska Ventures in our consolidated financial statements subsequent to January 31, 2001.

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

                                                                              YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------------------
                                                  2000                     1999                                  1998
                                               -----------  ---------------------------------   -----------------------------------
                                                                                    COMBINED                               COMBINED
                                                                                    CELLULAR                               CELLULAR
                                                            CELLULAR                   AND                                    AND
                                                TOTAL         (A)         PCS          PCS       CELLULAR      PCS            PCS
                                               ---------    --------   ---------    ---------    --------    ---------    ---------
                                                                       (DOLLARS IN THOUSANDS)
SERVICE REVENUES & COST ANALYSIS:
Service revenues:

   Postpaid revenues.......................... $ 246,513    $ 3,922    $ 179,223    $ 183,145    $ 11,385    $ 125,901    $ 137,286
   Prepaid revenues...........................   164,833         --       55,752       55,752          --        2,579        2,579
   Roaming revenues...........................    13,815      2,597        6,202        8,799       6,685        3,559       10,244
   Other revenues.............................    13,063        173        7,681        7,854         712        4,983        5,695
                                               ---------    -------    ---------    ---------    --------    ---------    ---------
    Total service revenues....................   438,224      6,692      248,858      255,550      18,782      137,022      155,804
Cost of services..............................   103,593        564       60,118       60,682       1,825       44,481       46,306
                                               ---------    -------    ---------    ---------    --------    ---------    ---------
   Gross margin............................... $ 334,631    $ 6,128    $ 188,740    $ 194,868    $ 16,957    $  92,541    $ 109,498
                                               =========    =======    =========    =========    ========    =========    =========

EQUIPMENT SALES & COST
ANALYSIS:
Equipment sales............................... $  25,956    $   316    $  29,044    $  29,360    $    828    $  22,333    $  23,161
Cost of equipment sales.......................   108,301        598       72,928       73,526       1,735       77,409       79,144
                                               ---------    -------    ---------    ---------    --------    ---------    ---------
   Gross margin............................... $ (82,345)   $  (282)   $ (43,884)   $ (44,166)   $   (907)   $ (55,076)   $ (55,983)
                                               =========    =======    =========    =========    ========    =========    =========

OPERATING MARGIN ANALYSIS:
Total revenues and sales...................... $ 464,180    $ 7,008    $ 277,902    $ 284,910    $ 19,610    $ 159,355    $ 178,965
                                               ---------    -------    ---------    ---------    --------    ---------    ---------

Operating expenses:
   Cost of services and equipment sales.......   211,894      1,162      133,046      134,208       3,560      121,890      125,450
   Operations.................................    70,803        576       63,693       64,269       1,957       54,565       56,522
   Selling and marketing......................   127,390        658       98,354       99,012       2,259       61,677       63,936
   General and administrative.................    47,562        537       43,647       44,184       1,815       35,824       37,639
   Depreciation...............................    92,518        521       78,447       78,968       1,886       56,052       57,938
   Amortization...............................    10,204         --       10,212       10,212          --        9,716        9,716
                                               ---------    -------    ---------    ---------    --------    ---------    ---------
    Total operating expenses..................   560,371      3,454      427,399      430,853      11,477      339,724      351,201
                                               ---------    -------    ---------    ---------    --------    ---------    ---------
Operating (loss) income.......................   (96,191)   $ 3,554    $(149,497)    (145,943)   $  8,133    $(180,369)    (172,236)
                                                            =======    =========                 ========    =========
Interest expense, net.........................   117,191                              108,183                                93,656
Gain on sale of assets........................        --                             (129,172)                                   --
Miscellaneous income..........................    (1,161)                                (288)                                  (62)
                                               ---------                            ---------                             ---------
Loss before income taxes......................  (212,221)                            (124,666)                             (265,830)
Income tax provision                                  --                                   --                                    --
                                               ---------                            ---------                             ---------
Net loss......................................  (212,221)                            (124,666)                             (265,830)
Dividends on cumulative convertible,
   redeemable preferred stock.................    (9,750)                              (9,750)                               (5,010)
                                               ---------                            ---------                             ---------
Net loss attributable to common stockholders.. $(221,971)                           $(134,416)                            $(270,840)
                                               =========                            =========                             =========

OTHER SUPPLEMENTAL DATA:
Subscribers at end of period..................   908,000         --      546,000      546,000      29,000      295,000      324,000
Capital expenditures.......................... $ 158,694    $   326    $ 130,490    $ 130,816    $  2,302    $ 204,990    $ 207,292

-----------------
(a)        We sold our remaining cellular operations in April 1999.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

           The following discussion reflects the results of operations for our PCS line of business only. We sold substantially all of the assets for our cellular line of business in the second quarter of 1999.

           Postpaid service revenues increased $67.3 million, or 37.5%, for 2000 as compared to 1999 which is primarily the result of our continued subscriber growth. Our postpaid subscribers grew to approximately 411,000 at December 31, 2000, from approximately 341,000 at December 31, 1999. A significant portion of our postpaid subscriber growth is attributable to our 50-State Rates plans and our "50% more airtime" promotional offerings, which were first introduced in late 1999.

           RPU per postpaid subscriber increased to $54.28 for 2000 as compared to $50.93 for 1999. We believe this increase in RPU is partially attributable to the success of our rate plans that emphasize bundled airtime and toll minutes for higher-priced plans, as well as an increase in the average minutes of use per subscriber. The remaining increase reflects an increase in the number of our subscribers who roam on other carriers' PCS networks, which is the result of increased growth and penetration by surrounding GSM carriers, as well as an increase in roaming agreements with international partners.

           Prepaid service revenues increased $109.1 million, or 195.7%, for 2000 as compared to 1999 which is primarily the result of our continued subscriber growth. Our prepaid subscribers grew to approximately 497,000 at December 31, 2000, from approximately 205,000 at December 31, 1999. A significant portion of our prepaid subscriber growth is attributable to our "Ready to Call" Kit, which we first introduced in the fourth quarter of 1999, and our "50% more airtime" promotion, which we first offered in the second quarter of 2000.

           RPU per prepaid subscriber decreased to $39.51 for 2000 as compared to $48.08 for 1999. We believe the decrease during 2000 is attributable primarily to the introduction of lower-denominated prepaid cards for airtime renewals, as well as the introduction of the "50% more airtime" promotion described above.

           Roaming revenues (including roaming long distance) increased $7.6 million, or 122.8%, for 2000 as compared to 1999. This increase is due primarily to an increase in the number of roamers and usage per roamer, which is the result of increased penetration levels by surrounding GSM carriers and our success in obtaining roaming agreements with these carriers. We also launched international roaming in August 1999 and currently have agreements with other GSM carriers in more than 70 countries.

           Other service revenues, which include activation fees, fees from enhanced services and interconnection fees billed to local exchange carriers ("LECs") for connections to our PCS network, increased $5.4 million, or 70.1%, for 2000 as compared to 1999. This increase is due primarily to the increase in new subscribers and a continued increase in interconnection fees as a result of increased utilization of our network by LECs. Effective January 1, 2000, we adopted the provisions of the SEC's Staff Accounting Bulletin number 101, "Revenue Recognition in Financial Statements," which require activation fees to be deferred and recognized over the expected lives of the subscribers. Additionally, we are also deferring costs equal to such revenues. The impact of this change was not material.

           Cost of services includes the cost of interconnection with LEC facilities, direct cell site costs (property taxes and insurance, site lease costs and electric utilities), roaming validation (provided by a third-party clearinghouse), long distance toll costs and certain prepaid subscriber-related fees. Cost of services increased $43.5 million, or 72.3%, for 2000 as compared to 1999. This increase is due primarily to the costs of providing service to our prepaid subscriber base, including sales commissions on prepaid card renewals, taxes and other surcharges that we do not bill to our prepaid subscribers and intelligent-network management fees. We also experienced a substantial increase in our roaming costs due to the increase in postpaid subscribers on our 50-State Rates plans and an increase in interconnection costs due to increased usage of our network.

           We generated a negative equipment margin of 317.2% on $26.0 million of sales during 2000 as compared to a negative 151.1% on $29.0 million of sales for 1999. Although we experienced a continued decrease in the average cost of handsets, we sold our handsets at disproportionately low prices for competitive reasons. We also subsidized the handset associated with our prepaid "Ready to Call" kit more heavily than our other handset models and offered handset credits to all postpaid subscribers who activated during 2000. We expect to continue subsidizing the cost of handsets to subscribers for the foreseeable future.

           Operations costs, which include the costs of managing and maintaining our PCS system, customer service, credit and collections (including bad debt) and inventory management increased $7.1 million, or 11.2%, for 2000 as compared to 1999. Our personnel costs increased due to providing customer service through our centralized call center to the growing subscriber base and our network maintenance costs increased due to our expanding PCS network and certain equipment warranty expirations. These increases were offset by a substantial reduction in bad debt provisions resulting from the success of our prepaid service, as well as improvements in credit and collections associated with our postpaid subscriber base.

           Selling and marketing costs increased $29.0 million, or 29.5%, for 2000 as compared to 1999. Substantially all of this increase is attributable to costs associated with the increase in subscribers, such as commissions, as well as the continued expansion of our sales distribution channels, including increases in personnel and retail location costs.

           General and administrative costs increased $3.9 million, or 9.0%, for 2000 as compared to 1999. Substantially all of this increase is attributable to increased personnel, facilities and computer systems costs at our corporate and regional administrative offices and information technology center to support our rapidly growing subscriber base.

           Depreciation and amortization increased $14.1 million, or 15.9%, for 2000 as compared to 1999 due to the approximately 367 cell sites that we placed in service in 2000 and 1999 (including 146 cell sites in 2000), as well as depreciation of computer systems and infrastructure costs required to manage the administrative functions of our business.

           Net consolidated interest expense increased $9.0 million, or 8.3%, for 2000 as compared to 1999. This increase in net interest expense is primarily the result of an increase in our bond accretion expense, which was partially offset by an increase in interest income earned on the additional cash available for investment due to asset sales in 1999.

           The effective income tax rate for 2000 and 1999 was 0%. We generated a net loss of $212.2 million for the year ended December 31, 2000, and expect to incur net losses beyond 2000. We will not recognize the tax benefit of these losses until management determines that it is more likely than not that such benefit is realizable.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

           Unless specifically noted, the following discussion reflects the results of operations for our PCS line of business only. We sold substantially all of the assets for our cellular line of business in the second quarter of 1999.

           Postpaid service revenues increased $53.3 million, or 42.4%, for 1999 as compared to 1998. This increase was the result of continued subscriber growth in our existing markets and our launch of 6 new markets, primarily in Kentucky, since the beginning of the fourth quarter of 1998. Our postpaid subscribers grew to approximately 341,000 at December 31, 1999, from approximately 253,000 at December 31, 1998. A significant portion of our postpaid subscriber growth in 1999 was attributable to the introduction of our 50-State Rates plans in the third quarter of 1999.

           RPU per postpaid subscriber decreased to $50.93 for 1999 as compared to $56.04 for 1998. This decline in RPU reflected the addition of new subscribers on lower-priced rate plans, which was the result of intensified competition within the wireless industry. During the last half of 1999, we introduced rate plans which emphasized bundled airtime and toll minutes for higher-priced plans, which we believe contributed to a moderate increase in RPU towards the end of the year.

           Prepaid service revenues increased $53.2 million, or 2,061.8%, for 1999 as compared to 1998, which was attributable to the introduction of our intelligent network-based prepaid service alternative in September 1998. Our prepaid PCS subscribers grew to approximately 205,000 at December 31, 1999, from approximately 42,000 at

December 31, 1998. A significant portion of our prepaid subscriber growth occurred in the fourth quarter of 1999 due to the launch of our promotional "Ready to Call" kit.

           RPU per prepaid subscriber increased to $48.08 for 1999 as compared to $40.05 for the fourth quarter of 1998. The increase during 1999 was attributable primarily to the growth in prepaid subscribers combined with increased minutes of use. Towards the end of 1999, RPU declined marginally due to the introduction of lower-denominated prepaid cards for airtime renewals.

           Roaming revenues (including roaming long distance) increased $2.6 million, or 74.3%, for 1999 as compared to 1998. This increase was due primarily to an increase in the number of roamers and usage per roamer, which was the result of increased penetration levels by surrounding GSM carriers and our success in obtaining roaming agreements with these carriers. We also launched international roaming in August and had agreements with other GSM carriers in more than 50 countries.

           Other service revenues, which included activation fees, fees from enhanced services and interconnection fees billed to LECs for connections to our PCS network, increased $2.7 million, or 54.1%, for 1999 as compared to 1998. This increase was due primarily to the increase in interconnection fees as a result of increased utilization of our PCS network by LECs and the re-introduction of activation fees in 1999.

           Cost of services included the cost of interconnection with LEC facilities, direct cell site costs, roaming validation, long distance toll costs and certain prepaid subscriber-related fees. Cost of services increased $15.6 million, or 35.2%, for 1999 as compared to 1998. This increase was the result of the 221 additional cell sites we placed in service in 1999, as well as increased interconnection and toll costs related to increased traffic on our expanding PCS network and increased commissions due to the significant volume of prepaid card renewals.

           We generated a negative PCS equipment margin of 151.1% on $29 million of sales during 1999 as compared to a negative 246.6% on $22.3 million of sales for 1998. The improvement in margins reflected a continued decrease in the average cost of handsets because of changes in the handset mix and our efforts to limit the subsidization of handset upgrades for existing subscribers.

           Operations costs, which included the costs of managing and maintaining our PCS system, customer service, credit and collections (including bad debt) and inventory management increased $9.1 million, or 16.7%, for 1999 as compared to 1998. Substantially all of this increase was attributable to the costs of providing customer service through our centralized call center to the growing subscriber base and the costs of maintaining our expanding PCS network, which increased due to certain equipment warranty expirations. This increase was partially offset by a substantial reduction in bad debt provisions resulting from improvements in credit and collections, as well as the success of our prepaid service alternative.

           Selling and marketing costs increased $36.7 million, or 59.5%, for 1999 as compared to 1998. Substantially all of this increase was attributable to increases in advertising and marketing costs and the continued expansion of our sales distribution channels, including increases in personnel, sales commissions and retail location costs. During 1999, we added approximately 370 new distribution points, including 45 new retail store locations.

           General and administrative costs increased $7.8 million, or 21.8%, for 1999 as compared to 1998. Substantially all of this increase was attributable to increased personnel and facilities costs at our corporate and regional administrative offices and information technology center.

           Depreciation and amortization increased $22.9 million, or 34.8%, for 1999 as compared to 1998 due to the approximately 720 cell sites that we placed in service in 1999 and 1998 (including 221 cell sites in 1999), as well as depreciation of computer systems and infrastructure costs required to manage the administrative functions of our business.

           Net consolidated interest expense increased $14.5 million, or 15.5%, for 1999 as compared to 1998. This increase in interest expense resulted primarily from increased borrowings under our credit facility and an increase in our bond accretion.

           We recorded a gain on sale of assets of $129.2 million for 1999. We sold our cellular telephone operations for $89.3 million, which resulted in a gain of $79.3 million. We also sold 650 of our wireless transmission towers for $274.6 million, which resulted in a realized gain of $49.9 million and a deferred gain of $88.3 million. The deferred gain is being amortized over the initial lease term of ten years as a reduction of cost of services.

           The effective income tax rate for 1999 and 1998 was 0%. We generated a net loss of $124.7 million for the year ended December 31, 1999. We will not recognize the tax benefit of these losses until management determines that it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

           We had cash and cash equivalents of $168.6 million at December 31, 2000, as compared to cash and cash equivalents of $371.4 million and restricted cash of $16.2 million at December 31, 1999. During 2000, we used net cash of $54.3 million for operating activities, as compared to $106.1 million for 1999. The cash impact of the net loss from operations totaled $212.2 million for 2000 but was partially offset by $102.7 million of depreciation and amortization and $77.6 million of bond accretion on the senior discount notes.

           Cash used in investing activities was $156.0 million for 2000, as compared to cash provided from investing activities of $262.5 for 1999. Investing activities for 2000 consisted primarily of capital expenditures of $158.7 million and an investment in Eliska Ventures of $26.6 million. The investment in Eliska Ventures represents a loan of $26.6 million to Eliska Ventures to fund its pre-closing deposit and certain other expenses in connection with the Asset Acquisition. Eliska Ventures paid the loan in full on January 31, 2001. We also liquidated $16.2 million of short-term investments to satisfy our commitment to make the last of the first six scheduled interest payments on the 11.125% Senior Notes due June 2007 from restricted cash. At December 31, 2000, we had no restricted cash on our balance sheet.

           Cash provided from financing activities was $7.4 million for 2000, as compared to $10.2 million for 1999. Financing activities for 2000 consisted primarily of proceeds from the exercise of stock options and warrants of $20.4 million, which was partially offset by repayments of our credit facility of $12.9 million.

           During 1999, we sold 650 of our towers, related assets and liabilities to a subsidiary of Crown Castle International Corp. for $274.6 million in cash. In connection with this sale, we agreed to lease space on these towers for a monthly rent of $1,800 per tower for an initial lease term of ten years, with three five-year renewal periods that we may exercise at our option.

           During 1999, we sold substantially all of our cellular assets to Public Service Cellular, Inc. ("PSC") for $89.3 million. At closing, PSC paid us $83.1 million in cash (including reimbursement for certain capital expenditures of $0.3 million) and paid $6.2 million into escrow. On November 1, 1999, substantially all remaining funds were released to us from escrow.

           During 1998, we sold 50,000 shares of our nonvoting Series E Preferred Stock to SCANA Communications, Inc., a wholly-owned subsidiary of SCANA Corporation, and 50,000 shares of our nonvoting Series F Preferred Stock to ITC Wireless, Inc., a wholly-owned subsidiary of ITC Holding Company, Inc., for an aggregate purchase price of $150 million. The Series E Preferred Stock and Series F Preferred Stock become convertible on June 22, 2003, at the option of the holder, into common stock at a conversion price of $22.01, subject to adjustment. Each is redeemable at our option any time after June 22, 2003, but no later than June 1, 2010. Each has a liquidation preference over the common stock of $1,500 per share, subject to adjustment, plus accrued and unpaid dividends in the event of our liquidation, dissolution or winding up. The 6.5% annual dividend on each of the Series E Preferred Stock and Series F Preferred Stock is payable quarterly in common stock or, under certain circumstances, cash. We intend to pay such quarterly dividends in common stock for the foreseeable future.

           We maintain a $265 million credit facility, which funded our purchase of PCS network equipment and services. We have borrowed the maximum amount available under the credit facility. The aggregate amount of the advances made in each of the calendar years 1996 through 1999 will be repaid in twenty equal quarterly installments beginning during the first calendar quarter to occur three years after the end of the calendar year in which the advances were originally made, with the last installment in an amount necessary to repay in full the remaining outstanding balance. During March 2000, we began repaying the credit facility.

           Total capital expenditures, including capital expenditures for information technology and the support of the PCS business, were $158.7 million, $130.8 million and $207.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. We currently estimate that capital expenditures will total approximately $165.0 million for 2001. These expenditures are primarily to enhance and expand our network in existing markets in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality, particularly as they relate to our prepaid service intelligent-network platform, to support our anticipated subscriber growth.

           Although we have completed the initial buildout of our PCS system, we continue to require significant amounts of capital to fund the operation and expansion of our business. Additionally, we will make initial interest payments in 2001 of $43.0 million for our 12% Senior Discount Notes due February 2006 and 12% Senior Discount Notes due May 2006. We believe our cash on hand and cash flow from operations will be sufficient to fund our operations and make our interest payments in 2001. However, if we need additional capital in 2001, both the Deutsche Telekom/Powertel merger agreement and the VoiceStream/Powertel merger agreement contain covenants that limit our ability to raise capital prior to the completion of the applicable merger without the consent of Deutsche Telekom or VoiceStream, respectively.

           Due to the pending mergers and other factors, we are unable to predict the exact amount of expenditures that we will need to make beyond 2001. If we determine that we need to raise additional capital, we may attempt to raise this capital through public debt or equity financings or private placements, vendor financings or other means. We cannot guarantee that additional financing will be available to us or, if available, that we will be able to obtain it on terms acceptable to us, favorable to our stockholders and within the limitations contained in our indentures, credit facility and any future financing arrangements. If we fail to obtain necessary additional financing, we could experience delays in some or all of our development and expansion plans and expenditures, which could limit our ability to meet our debt service obligations and could materially adversely affect our business, financial condition and operating results.

           Our ability to satisfy our debt repayment obligations and covenants depends upon our future performance, which is subject to a number of factors, many of which are beyond our control. We cannot guarantee that we will generate sufficient cash flow from our operating activities to meet our debt service and working capital requirements, and we may need to refinance our indebtedness. However, our ability to refinance our indebtedness will depend on, among other things, our financial condition, the state of the public and private debt and equity markets and the restrictions in the instruments governing our indebtedness. In addition, if we do not generate sufficient cash flow to meet our debt service requirements or if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us or favorable to us or our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

           In May 2000, the Emerging Issues Task Force issued EITF 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"), which addresses the recognition, measurement and classification for certain sales incentives offered by a vendor without charge to subscribers in a single exchange transaction. We will adopt EITF 00-14 in April 2001. Had we adopted EITF 00-14 for the periods presented, prepaid revenue and cost of services for 2000 and 1999 would have been reduced by $18.4 million and $5.4 million, respectively.

           In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends Statement 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is, January 1, 2001 for companies with calendar-year fiscal years). SFAS 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. We do not anticipate that this statement will have a material impact on the financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

           This Report contains forward-looking statements about us and other companies, including Deutsche Telekom and VoiceStream, which we intend to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report. Forward-looking statements are statements that are not historical facts and include:

           - financial projections and estimates and their underlying assumptions;

           - statements regarding plans, objectives and expectations with respect to future operations, products and services;

           - statements regarding the anticipated impact or outcome of the proposed mergers involving Deutsche Telekom and VoiceStream;

           -   the impact of regulatory initiatives on our operations;

           -   our share of new and existing markets;

           - general industry and macroeconomic growth rates and our performance relative to them; and

           - statements regarding future performance, financial condition and operating results.

These statements can sometimes be identified by our use of forward-looking words such as "believe," "may," "will," "anticipate," "estimate," "continue," "expect," "could," "should," "would," "intend" and similar expressions.

           The forward-looking statements in this Report are subject to various risks and uncertainties, many of which are difficult to predict and are beyond our control. Accordingly, our actual results and those of others that are the subject of such statements may differ materially from those expressed in, or implied by, the forward-looking statements as a result of: (i) factors affecting the Deutsche Telekom/Powertel merger and the VoiceStream/Powertel merger, the availability, terms and cost of capital, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for our products and services to be commensurate with our management's expectations or past experience, issues associated with management of our growth, including the expansion of our network capacity, the impact of present or future laws and regulations on our business, changes in operating expenses or the failure of operating and buildout expenses to be consistent with our management's expectations and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving litigation and investigations;
(ii) various factors discussed herein; and (iii) those factors discussed in detail in our previous filings with the Securities and Exchange Commission, including the "Risk Factors" section of our Registration Statement on Form S-3 (Registration No. 333-84951), as declared effective by the Securities and Exchange Commission on February 13, 2001 and the sections captioned "Risk Factors Relating to the Deutsche Telekom/VoiceStream Merger and the Deutsche Telekom/Powertel Merger" and "Risk Factors Relating to the VoiceStream/Powertel Merger" in the Merger Proxy Statement.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Our financial statements, including our consolidated balance sheets as of December 31, 2000 and 1999 and consolidated statements of income, consolidated statements of cash flows and consolidated statements of changes in stockholders' (deficit) equity for the years ended December 31, 2000, 1999 and 1998, together with the report of Arthur Andersen L.L.P. dated February 2, 2001, and the schedule containing certain supporting information are attached to this Report as pages F-1 through F-22 and S-1 through S-2.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

         We had no disagreements on accounting or financial disclosure matters with our accountants, nor did we change accountants, during the two fiscal years ended December 31, 2000.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The directors and executive officers of Powertel and their ages as of March 20, 2001 and terms of office (in the case of directors) are as follows:

                                                                                                       TERM AS
                                                                                                       DIRECTOR
           NAME                     AGE               POSITION(S) WITH POWERTEL                        EXPIRES
           ----                     ---               -------------------------                        --------
Campbell B. Lanier, III             50      Chairman of the Board of Directors                          2001
Allen E. Smith                      51      President, Chief Executive Officer and Director             2001
Fred G. Astor, Jr.                  49      Executive Vice President and Chief Financial Officer          --
Rodney D. Dir                       43      Chief Operating Officer                                       --
H. Jay Galletly                     47      Executive Vice President and General Manager                  --
Nicholas J. Jebbia                  53      Executive Vice President and General Manager                  --
George R. Johnson                   59      Executive Vice President and General Manager                  --
Walter R. Pettiss                   67      Executive Vice President -- Customer Service                  --
Michael P. Tatom                    48      Executive Vice President and General Manager                  --
Donald W. Burton                    57      Director                                                    2002
O. Gene Gabbard                     60      Director                                                    2000
Ann M. Milligan                     42      Director                                                    2001
William H. Scott, III               52      Director and Secretary                                      2000
William B. Timmerman                54      Director                                                    2000
Donald W. Weber                     64      Director                                                    2000

           The directors are elected at each annual meeting of the stockholders. The term of office of only one class of directors expires in each year, and directors are elected for a term of three years and until their successors are elected and qualified. There are currently two vacancies in the class of directors whose term expires in 2002. The Board of Directors appoints officers at its first meeting after each annual meeting of stockholders. Officers hold office for a term of one year or until their successors are chosen and qualified or until their earlier resignation or removal.

BIOGRAPHICAL INFORMATION

           CAMPBELL B. LANIER, III has served as Chairman of the Board of Directors of Powertel since its inception in April 1991 and was Chief Executive Officer of Powertel from its inception until September 1993. Mr. Lanier serves as Chairman of the Board and Chief Executive Officer of ITC Holding Company, Inc. He also is an officer and director of several other subsidiaries of ITC Holding Company. Mr. Lanier is a special limited partner in the South Atlantic Venture Fund II, Limited Partnership and South Atlantic Venture Fund III, Limited Partnership. Donald W. Burton, a director of Powertel, is the managing general partner of the general partners of these two funds. Mr. Lanier is a managing director of South Atlantic Private Equity Fund IV, Limited Partnership. Mr. Lanier currently serves as a director of ITC*DeltaCom, KNOLOGY and Phone Online, Inc.

           ALLEN E. SMITH has been the Chief Executive Officer of Powertel since September 1993 and has been the President and a director of Powertel since January 1991. He was the Chief Operating Officer of Powertel from January 1991 to September 1993, when he became Chief Executive Officer. Mr. Smith has been a Vice President of ITC Holding Company since January 1991. Mr. Smith currently serves as a director of Phone Online and WorldStor, Inc.

           FRED G. ASTOR, JR. has been the Chief Financial Officer of Powertel since May 1991. He served as Treasurer of Powertel from May 1991 until May 1995 and was Vice President of Powertel from May 1991 until May 1995, when he was named Executive Vice President.

           RODNEY D. DIR has been the Chief Operating Officer of Powertel since March 1999 and was the Executive Vice President and General Manager for the Atlanta, Georgia MTA from August 1996 to March 1999. In 1984, he joined GTE Telephone Operations, and in 1989, he moved to GTE Mobilnet Incorporated's cellular division. From 1995 to 1996, Mr. Dir served as Area General Manager for GTE Mobilnet in California.

           H. JAY GALLETLY has been the Executive Vice President and General Manager for the Atlanta MTA since June 1999. From 1996 to 1999, Mr. Galletly served as Assistant Vice President for GTE Wireless, and from 1993 to 1996, he served as Director of Marketing for GTE Wireless.

           NICHOLAS J. JEBBIA joined Powertel in January 1996 as the Executive Vice President and General Manager for the Memphis, Tennessee MTA. From 1990 to 1995, Mr. Jebbia served as Vice President and General Manager of New Ventures for National Data Corporation.

           GEORGE R. JOHNSON has been the Executive Vice President and General Manager for the Birmingham, Alabama MTA since August 1995 and was a Vice President -- PCS from May 1995 to August 1995. From 1990 to 1995, he served as a Product Manager for BellSouth Telecommunications, Inc.

           WALTER R. PETTISS has been the Executive Vice President -- Customer Service of Powertel since January 1999 and was the Executive Vice President and General Manager for the Jacksonville, Florida MTA from August 1995 to January 1999. He was a Vice President -- PCS from April 1995 to August 1995. From 1992 to 1994, Mr. Pettiss served as Chief Operating Officer of WJB-TV, L.P., a provider of wireless cable television service, and its successor corporation, Wireless Broadcasting System of America, Inc. Since 1991, he has served as a director of Electronic Power Technology, Inc. In 1995, he became Chairman of the Board of Directors of EPT. In December 1995, EPT filed for protection of its assets under Chapter 7 of the U.S. Bankruptcy Code.

           MICHAEL P. TATOM has been the Executive Vice President and General Manager for the Jacksonville, Florida MTA since January 1999. Mr. Tatom joined Powertel in February 1995 as Director of Sales. From May 1995 to March 1997, he served as Vice President and General Manager of Powertel's southern cellular division and, in March 1997, was named Executive Vice President and General Manager for Powertel's basic trading area markets in Kentucky and Tennessee. From 1990 to 1995, Mr. Tatom served as a Branch Manager and General Manager of the Small Business Division of AT&T Corp.

           DONALD W. BURTON was appointed a director of Powertel in 1995. He has served as the managing general partner of the South Atlantic Venture Funds since 1983. He has served as the general partner of The Burton Partnership, Limited Partnership since 1979. Mr. Burton currently serves as a director of the Heritage Group of Mutual Funds, ITC*DeltaCom, ITC Holding Company, KNOLOGY, the National Venture Capital Association and several private companies.

           O. GENE GABBARD has been a director of Powertel since February 1992. He has worked independently as an entrepreneur and consultant since February 1993. From August 1990 through January 1993, he served as Executive Vice President and Chief Financial Officer of MCI Communications Corporation. Mr. Gabbard currently serves as a director of ITC*DeltaCom, ITC Holding Company and Phone Online.

           ANN M. MILLIGAN has been a director of Powertel since October 1998. Ms. Milligan has served as Chief Marketing Officer of SCANA Corporation since September 1998. From January 1998 through September 1998, she served as Director of Consumer Credit Marketing of NationsBank. From October 1993 through January 1998, Ms. Milligan served as Director of Consumer Credit Marketing of Barnett Banks, Inc. and as Senior Vice President of Marketing for Barnett Card Services.

           WILLIAM H. SCOTT, III served as Vice Chairman of the Board of Directors of Powertel from its inception in April 1991 until February 1996 and was reappointed as a director and Secretary in March 1996. Mr. Scott has served as President of ITC Holding Company since 1991 and as a director since its inception in 1989. He also is an officer and director of several other subsidiaries of ITC Holding Company. Mr. Scott currently serves as the Chairman of the Board of Directors of HeadHunter.NET, Inc. and as a director of Innotrac Corporation, ITC*DeltaCom, KNOLOGY and Transchannel, Inc.

           WILLIAM B. TIMMERMAN has been a director of Powertel since 1995. Since April 1997, Mr. Timmerman has served as Chairman, Chief Executive Officer and President of SCANA Corporation and as Chairman and Chief Executive Officer of each of SCANA's subsidiaries. Since 1978, he has served in a variety of other management positions at SCANA, including President, Senior Vice President, Executive Vice President and Chief Financial Officer. Mr. Timmerman also serves as a director of The Liberty Corporation and ITC*DeltaCom.

           DONALD W. WEBER has been a director of Powertel since December 1991. Since 1997, Mr. Weber has been a consultant and private investor. From 1993 to 1997, Mr. Weber served as President and Chief Executive Officer of ViewStar Entertainment Services, Inc. From 1987 to 1991, Mr. Weber held various executive positions, including President and Chief Executive Officer, and served as a director of, Contel Corporation. Mr. Weber currently serves as a director of Healthcare.com, Inc., ITC Holding Company, KNOLOGY and Matria Healthcare, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the Commission and NASDAQ. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the Commission to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of the reports furnished to us and written representations that no other reports were required, except for the late filing of a Form 3 on behalf of SCANA Communications Holdings, Inc. and the late filing of four transactions by each of SCANA Communications Holdings, Inc. and ITC Holding Company, Inc., we believe that, during 2000, our executive officers, directors and greater than 10% beneficial owners complied with all applicable
Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table reflects the cash and non-cash compensation earned by or awarded to our Chief Executive Officer and to our four other most highly compensated executive officers during the year ended December 31, 2000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM COMPENSATION
                                                                                      -------------------------
                                                           ANNUAL COMPENSATION
                                                     ------------------------------    RESTRICTED   SECURITIES
             NAME AND                                                                    STOCK      UNDERLYING      ALL OTHER
        PRINCIPAL POSITIONS                           YEAR     SALARY       BONUS        AWARDS      OPTIONS      COMPENSATION
-----------------------------------------            ------  ----------  -----------  -----------  ------------  --------------
Allen E. Smith .........................              2000    $285,162    $578,816        --          34,500       $19,791(b)
   President and Chief Executive                      1999     266,792     550,041    15,000(a)       41,081        16,102(b)
     Officer                                          1998     268,968     268,434        --          30,003        75,499(b)

Fred G. Astor, Jr ......................              2000     208,782     361,221        --          17,250        14,804(b)
   Executive Vice President and Chief                 1999     192,606     339,893     7,500(a)       18,784        12,983(b)
     Financial Officer                                1998     188,776     134,119        --          12,940        74,216(c)

Rodney D. Dir ..........................              2000     198,595     343,995        --          17,250        11,920(c)
   Chief Operating Officer                            1999     178,202     322,164        --          36,919(d)     11,822(c)
                                                      1998     145,400      67,384        --           9,877        12,378(c)

George R. Johnson ......................              2000     160,344     146,662        --          11,500        13,306(c)
   Executive Vice President and                       1999     148,411     133,020        --          14,118        13,208(c)
     General Manager                                  1998     146,247      83,645        --           6,877        14,982(c)

Walter R. Pettiss ......................              2000     159,054     145,277        --          11,500        16,834(c)
   Executive Vice President/                          1999     148,805     138,052        --           9,469        16,736(c)
      Customer Service                                1998     150,115      49,048        --           6,174        16,320(c)

-------------------------

(a) On April 30, 1999, the Board awarded shares of restricted stock to several individual employees. These awards vest in three equal installments on the first, second and third anniversaries of the date of the award. The market value of our common stock on the date of the award was $21.75. Mr. Smith held 10,000 shares of restricted stock as of December 29, 2000, with an aggregate market value of $619,400. Mr. Astor held 5,000 shares of restricted stock as of December 29, 2000, with an aggregate market value of $309,700. These shares of restricted stock are entitled to receive dividends, if any, paid on Powertel's common stock.

(b) Consists of (1) auto allowance, (2) imputed income for life insurance benefits, (3) matching contributions made by us to the 401(k) Plan and
         (4) personal use of our aircraft.

(c) Consists of (1) auto allowance, (2) imputed income for life insurance benefits and (3) matching contributions made by us to the 401(k) Plan.

(d) Includes a one-time grant of options to purchase 25,000 shares of common stock awarded to Mr. Dir upon his promotion from Executive Vice President to Chief Operating Officer in March 1999.

OPTION GRANTS

         The following table summarizes options granted during 2000 to each of the Named Executive Officers. The amounts shown as potential realizable values on these options are based on arbitrarily assumed annualized rates of appreciation in the price of our common stock of five percent and ten percent over the term of the options, as set forth in the SEC's rules. The Named Executive Officers will not recognize any gain on these options without an increase in the price of our common stock that will benefit all our stockholders proportionately. Each option listed below vests and becomes exercisable with respect to 50% of the shares on the second anniversary of the date of grant, an additional 25% on the third anniversary and the remaining 25% on the fourth anniversary.

                           OPTION GRANTS DURING 2000

                                                    INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE
                                   ----------------------------------------------------              VALUE
                                                  PERCENT OF                                   AT ASSUMED ANNUAL
                                   NUMBER OF        TOTAL                                        RATES OF STOCK
                                   SECURITIES      OPTIONS                                    PRICE APPRECIATION
                                   UNDERLYING     GRANTED TO                                   FOR OPTION TERM
                                    OPTIONS      EMPLOYEES IN    EXERCISE    EXPIRATION   --------------------------
NAME                                GRANTED      FISCAL YEAR      PRICE         DATE          5%            10%
-------                            ----------    ------------   ----------   ----------   ------------ -------------
Allen E. Smith..................     34,500          7.4%       $  98.625     2/15/10      $2,139,853  $5,422,808
Fred G. Astor, Jr...............     17,250          3.7           98.625     2/15/10       1,069,927   2,711,404
Rodney D. Dir...................     17,250          3.7           98.625     2/15/10       1,069,927   2,711,404
George R. Johnson...............     11,500          2.5           98.625     2/15/10         713,284   1,807,603
Walter R. Pettiss...............     11,500          2.5           98.625     2/15/10         713,284   1,807,603

OPTION EXERCISES AND HOLDINGS

         The following table summarizes the option exercises made by each of the Named Executive Officers during 2000 and the value of all outstanding options at December 31, 2000 for each of the Named Executive Officers.

      AGGREGATED OPTION EXERCISES IN 2000 AND FISCAL YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES
                                                                   UNDERLYING              VALUE OF UNEXERCISED
                                                                   UNEXERCISED             IN-THE-MONEY OPTIONS
                               SHARES                           OPTIONS AT FISCAL                   AT
                             ACQUIRED ON       VALUE                YEAR-END                 FISCAL YEAR-END
                              EXERCISE        REALIZED       EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE(A)
                             -----------    ------------     -------------------------  ----------------------------
Allen E. Smith...............   68,666      $  3,929,539           34,856/105,144        $   1,752,209/3,337,233
Fred G. Astor, Jr............   63,550         3,604,622            26,005/50,764            1,262,488/1,588,502
Rodney D. Dir................    8,200           335,692             6,324/61,423              258,892/2,119,297
George R. Johnson............    8,600           415,492            30,791/37,050            1,446,012/1,220,794
Walter R. Pettiss............    8,000           382,504            32,853/32,343              1,535,224/997,528

---------------

(a) Represents the difference between the exercise price per share and the market value of the common stock at December 31, 2000.

BENEFIT PLANS

         The Compensation Committee administers our stock option, restricted stock and benefit plans. The purposes of our stock option and restricted stock plans are to (1) further our growth and success by enabling our employees to acquire shares of common stock, thereby increasing their personal interest in our growth and success, and (2) reward outstanding performance by our employees.

         2000 Stock Option and Incentive Plan. Under our 2000 Stock Option and Incentive Plan, 3,500,000 shares of common stock are reserved for issuance, 67,760 shares of which were subject to options outstanding on December 31, 2000. No shares were subject to restricted stock or other awards as of December 31, 2000. All of our employees, officers, directors, consultants and advisors are eligible to receive options, restricted stock awards, or other awards under the 2000 Option Plan. Options granted under the 2000 Option Plan can qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986 or can be non-qualified stock options. Options generally become exercisable as to 50% of the shares on the second anniversary of the date of grant, an additional 25% on the third anniversary and the remaining 25% on the fourth anniversary.

         1995 Employee Restricted Stock Plan. Under our 1995 Employee Restricted Stock Plan, 33,165 shares were subject to restricted stock awards on December 31, 2000. The Board of Directors has determined not to issue any additional awards under the 1995 Restricted Stock Plan. Recipients of restricted stock awards generally have the rights and privileges of a stockholder, including the right to vote and receive dividends, except that the recipient may not sell, transfer or otherwise dispose of shares covered by the award until a specified time period has lapsed. Restricted stock awards vest in three equal installments on the first, second and third anniversaries of the date of grant.

         1991 Employee Stock Option Plan. Under our 1991 Employee Stock Option Plan, 1,849,772 shares were subject to options outstanding on December 31, 2000. The Board of Directors has determined not to issue any additional options under the 1991 Option Plan, and the 1991 Option Plan expires in 2001. Options granted under the 1991 Option Plan are intended to qualify as incentive stock options. Options generally become exercisable as to 50% of the shares on the second anniversary of the date of grant, an additional 25% on the third anniversary and the remaining 25% on the fourth anniversary.

         401(k) Plan. In February 1995, we established a savings plan qualified under Section 401(k) of the Tax Code for the benefit of all full-time employees. A participant in the 401(k) Plan may contribute up to 10% of his or her compensation on a pre-tax basis under the 401(k) Plan. Also, under the 401(k) Plan, we make matching contributions for each participant equal to one-half of the first 2% of annual compensation contributed by each participant. In addition, we may make, in our discretion, certain additional contributions that generally will be allocated to participants in proportion to compensation. We made approximately $2,879,787 in contributions to the 401(k) Plan during 2000.

         Contributions made by, or on behalf of, a participant, and interest, earnings, gains or losses on such amounts, are credited to accounts maintained for the participant under the 401(k) Plan. A participant under the 401(k) Plan is fully vested in his or her pre-tax, matching and rollover contributions accounts. Vesting in a participant's discretionary profit sharing contribution account is based upon his or her years of service with Powertel. A participant is initially 20% vested after the completion of one year of service with Powertel. The participant's vested percentage increases by 20% for each subsequent year of service with Powertel, so that the participant is 100% vested after the completion of five years of service. In addition, a participant becomes fully vested in his or her accounts upon retirement due to permanent disability, attainment of age 65 or death. Finally, the 401(k) Plan provides that the Board may at any time declare the 401(k) Plan partially or completely terminated, in which event the accounts of each participant with respect to whom the 401(k) Plan is terminated will become fully vested. In the event of a termination, partial termination or a complete discontinuance of contributions, the accounts of each affected participant will become fully vested.

CHANGE OF CONTROL ARRANGEMENTS

         The Named Executive Officers may be entitled to certain severance and other payments and accelerated vesting of unvested stock options in connection with the Deutsche Telekom/Powertel merger and the VoiceStream/Powertel merger, as the case may be. These arrangements are more fully described under the section titled "The Deutsche Telekom/Powertel Merger and the VoiceStream/Powertel Merger -- Interests of Directors and Officers of Powertel in the Deutsche Telekom/Powertel Merger and the VoiceStream/Powertel Merger" in the Merger Proxy Statement, which section is hereby incorporated by reference.

DIRECTOR COMPENSATION

         Director Fees and Related Matters. We compensate nonemployee directors $750 for each Board meeting attended in person, $200 for each Board meeting attended by telephone conference and $200 for each Board committee meeting attended (whether in person or by telephone conference). In addition, we reimburse nonemployee directors for out-of-pocket travel expenditures relating to their service on the Board. We provide to each of our directors (and to all of our employees) a free telephone and a monthly airtime allowance. The users are responsible for payment of all additional airtime charges and long distance and roaming charges they incur.

         During 2000, Messrs. Lanier and Scott received additional compensation in consideration of their performance of certain advisory and administrative services for us in the amount of approximately $40,000 and $30,000, respectively. Additionally, Messrs. Lanier and Scott participate in our 401(k) Plan under which they received profit sharing and matching contributions totaling $1,200 and $900, respectively, in 2000. We intend to pay similar compensation to these individuals in 2001 in consideration of their performance of such services for us.

         Stock Options. Under our Nonemployee Stock Option Plan, 79,100 shares were subject to options that were outstanding on December 31, 2000. The Board of Directors has determined not to issue any additional options under the Nonemployee Stock Option Plan, and the Nonemployee Stock Option Plan expires in 2001. Directors are eligible to receive awards under our 2000 Option Plan. The 2000 Option Plan provides that options to purchase 10,000 shares of common stock (at an exercise price equal to the fair market value of the common stock on the date of grant) are granted automatically to nonemployee directors upon their initial election or appointment to the Board. Options to directors generally become exercisable as to 50% of the shares on the second anniversary of the date of grant, an additional 25% on the third anniversary and the remaining 25% on the fourth anniversary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2000, Messrs. Gabbard, Scott and Weber were members of the Compensation Committee. Messrs. Gabbard, Scott and Weber are directors of ITC Holding Company, which as of March 20, 2001 beneficially owned approximately 23.3% of our outstanding common stock. For more information, see "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information, as of March 20, 2001, concerning beneficial ownership of our common stock by: (i) each person or entity known by us to beneficially own more than 5% of the outstanding common stock; (ii) each director; (iii) each Named Executive Officer; and (iv) all directors and executive officers as a group. The information in the table is based on information from the named persons regarding their ownership of common stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares shown.

                                                                                 AMOUNT AND          PERCENT OF
                                                                                  NATURE OF            COMMON
                                                                                 BENEFICIAL            STOCK
NAME AND ADDRESS(A) OF BENEFICIAL OWNER                                         OWNERSHIP(B)        OUTSTANDING
-----------------------------------------                                     ----------------     --------------
ITC Holding Company, Inc.(c)...............................................       7,808,616                23.3%
SCANA Communications Holdings, Inc.(d).....................................       4,995,697                14.9%
Sonera Ltd.(e).............................................................       6,367,721                16.7%
Janus Capital Corporation..................................................       2,610,970                 7.8%
Donald W. Burton(f)(g).....................................................       1,603,727                   *
Campbell B. Lanier, III(h)(i)..............................................         220,485                   *
Allen E. Smith(f)..........................................................         109,079                   *
O. Gene Gabbard(f)(h)......................................................         191,191                   *
William H. Scott, III(j)...................................................          43,859                   *
Donald W. Weber(f).........................................................          20,000                   *
Ann M. Milligan............................................................              --                --
William B. Timmerman.......................................................              --                --
Fred G. Astor, Jr.(f)(k)...................................................         116,924                   *
Walter R. Pettiss(f)(l)....................................................          60,434                   *
George R. Johnson(f).......................................................          58,576                   *
Rodney D. Dir(f)...........................................................          40,952                   *
All executive officers and directors as a group(15 persons)(f)-(l).........       2,373,396                 7.0%

---------------

 *       Less than one percent.

(a) The addresses of the beneficial owners of more than 5% of our common stock are as follows:

         -        ITC Holding Company -- 3300 20th Avenue, Valley, Alabama
                  36854;

         - SCANA Communications Holdings, Inc. -- 300 Delaware Avenue, Suite 510, Wilmington, Delaware 19801;

         - Sonera Ltd. -- Teollisuuskatu 15, P.O. Box 106, FIN-00051, Helsinki, Finland;

         - Janus Capital Corporation -- 100 Filimore Street, Suite 300, Denver, Colorado 80206-4923; and

         -        Mr. Burton -- 614 West Bay Street, Suite 200, Tampa, Florida
                  33606.

(b) Under the rules of the Exchange Act, in addition to shares actually owned, a person is deemed to be the beneficial owner of any shares that may be acquired upon exercise of securities convertible into or exercisable for our common stock within 60 days of March 20, 2001.

(c) ITC Holding Company has pledged approximately 4.2 million shares of its capital stock to certain lenders in connection with a credit facility. Does not include 3,407,542 shares issuable upon conversion of our Series F Preferred Stock.

(d)      Does not include:

         - 4,626,744 shares of common stock issuable upon conversion of our Series B Preferred Stock,

         - 1,764,706 shares issuable upon conversion of our Series D Preferred Stock; and

         - 3,407,542 shares issuable upon conversion of our Series E Preferred Stock.

(e) Includes 4,626,744 shares that are issuable upon conversion of our Series A Preferred Stock, which is currently convertible.

(f) Includes the following shares that the named individuals have the right to purchase within 60 days of March 20, 2001 pursuant to options:

                  Donald W. Burton..................................................            10,000
                  Allen E. Smith....................................................            34,552
                  Donald W. Weber...................................................             8,000
                  Fred G. Astor, Jr.................................................            12,807
                  Walter R. Pettiss.................................................            47,404
                  George R. Johnson.................................................            47,562
                  Rodney D. Dir.....................................................            21,167
                                                                                             ---------
                       Total........................................................           181,492
                                                                                             =========

(g)      Includes:

         - 116,104 shares held of record by The Burton Partnership, Limited Partnership, of which Mr. Burton is the sole general partner;

         - 348,313 shares held of record by The Burton Partnership (QP), L.P., of which Mr. Burton is the sole general partner;

         - 654,893 shares held of record by South Atlantic Venture Fund II, Limited Partnership, of which South Atlantic Venture Partners II, Limited Partnership is the sole general partner, of which Mr. Burton is the managing general partner;

         - 464,417 shares held of record by South Atlantic Venture Fund III, Limited Partnership, of which South Atlantic Venture Partners III, Limited Partnership is the sole general partner, of which Mr. Burton is the managing general partner;

         - 4,200 shares held of record by South Atlantic Private Equity Fund IV, Limited Partnership, of which South Atlantic Private Equity Partners IV, Inc. is the sole general partner, of which Mr. Burton is the chairman; and

         - 5,800 shares held of record by South Atlantic Private Equity Fund IV (QP) Limited Partnership, of which South Atlantic Private Equity Partners IV, Inc. is the sole general partner, of which Mr. Burton is the chairman. Mr. Burton disclaims beneficial ownership of these shares.

(h) Includes 176,191 shares held of record by The Charitable Remainder Education Trust III, of which Messrs. Gabbard and Lanier are trustees. Messrs. Gabbard and Lanier disclaim beneficial ownership of these shares.

(i) Includes 2,620 shares held of record by Mr. Lanier's wife and 500 shares held by Mr. Lanier as custodian for his son. Mr. Lanier disclaims beneficial ownership of such shares.

(j) Includes 3,200 shares held of record by Mr. Scott's wife as trustee and 100 shares held by Mr. Scott's daughter. Mr. Scott disclaims beneficial ownership of such shares.

(k) Includes 1,000 shares and 300 shares held of record by Mr. Astor's wife and minor sons, respectively. Mr. Astor disclaims beneficial ownership of such shares.

(l)      Includes warrants to acquire 128 shares of our common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following is a summary of certain transactions and relationships among Powertel and our subsidiaries and our directors, executive officers and greater than 5% stockholders. Certain of our executive officers and directors hold or have held positions in several corporations related to us through common directors or stock ownership, including ITC Holding Company, SCANA Corporation ("SCANA") and various subsidiaries of ITC Holding Company and SCANA. In addition, certain of our officers and directors have ownership interests in ITC Holding Company and SCANA. We have a policy requiring that any material transactions between us and persons or entities affiliated with our officers, directors or principal stockholders be on terms no less favorable to us than we reasonably could have obtained in arm's length transactions with independent third parties. We resolve any other matters involving potential conflicts of interest on a case-by-case basis.

         ITC Holding Company. As of March 20, 2001, ITC Holding Company, through its wholly-owned subsidiaries, beneficially owned approximately 23.3% of our outstanding common stock. Messrs. Lanier, Gabbard, Scott and Weber are directors of Powertel and are directors and executive officers of ITC Holding Company. Also, certain of our officers and directors have ownership interests in ITC Holding Company. ITC Holding Company, through ITC

Wireless, Inc., owns all of our Series F Preferred Stock. The Series F Preferred Stock requires the payment of dividends, in cash or stock, on a quarterly basis. As of March 20, 2001, we have issued a total of 470,805 shares of common stock to ITC Wireless as stock dividends. ITC Holding Company, through certain of its subsidiaries, provides us with various services from time to time, consisting principally of access services, interconnection and transport facilities, local telephone service for our corporate headquarters and conference calling services. During 2000, we paid ITC Holding Company and its subsidiaries approximately $0.2 million for those services. We periodically have outstanding affiliated receivables and payables related to timing of payments for such administrative services.

         We are co-owners of two planes, along with KNOLOGY, ITC*DeltaCom and ITC Service Company, Inc., a wholly-owned subsidiary of ITC Holding Company. Messrs. Lanier, Burton and Scott are directors of KNOLOGY and ITC*DeltaCom. Mr. Weber is also a director of KNOLOGY, and Mr. Gabbard is also a director of ITC*DeltaCom. We paid approximately $0.4 million during 2000 for our interest in and use of these aircraft.

         We use the fiber optic facilities of ITC*DeltaCom for backhaul and transport of our PCS and cellular service operations. In addition, we have a co-location agreement with ITC*DeltaCom which allows us to co-locate certain of our network equipment with facilities of ITC*DeltaCom. ITC*DeltaCom also provides us with certain long-distance services, which we then re-sell to our subscribers, and with operator and directory assistance services branded with the "Powertel" name. We paid approximately $15.5 million to ITC*DeltaCom during 2000.

         We use certain telemarketing and other services of IQI, Inc. ITC Holding Company holds a 14% interest in IQI, and William H. Scott, III sits on its board of directors. We paid IQI approximately $0.7 million during 2000.

         In January 1998, we entered into a long-term lease with KNOLOGY for 10,000 square feet of office space in West Point, Georgia. The monthly rental for the initial 10-year term of the lease is $10,500. In April, 1999 we entered into a long-term lease with ITC*DeltaCom for approximately 10,000 square feet of office space in West Point, Georgia. The monthly rental for the initial 10-year term of the lease is $11,300. In November 1999, we entered into a month-to-month lease with KNOLOGY for 800 square feet of retail space in Lanett, Alabama for a monthly rent of $800. In January 2000, we entered into a long-term lease with ITC Holding Company for 7,600 square feet of office space in West Point, Georgia. The monthly rental for the initial 10-year term of the lease is $11,300. In June 2000, we entered into a two year lease with ITC Service Company for 1,800 square feet of retail space in Valley, Alabama for a monthly rent of $1,950.

         We obtain technical support for our PeopleSoft accounting and inventory applications from Transchannel, an application service provider. ITC Holding Company owns over 40% of Transchannel, and Mr. Scott serves as a director of TransChannel. We paid Transchannel $0.6 million during 2000.

         SCANA. As of March 20, 2001, SCANA Communications Holdings, Inc., a wholly-owned subsidiary of SCANA, beneficially owned approximately 14.9% of our outstanding common stock. In addition, Mr. Timmerman is a director of Powertel and is a director and executive officer of SCANA. Ms. Milligan is also a director of Powertel and is the Chief Marketing Officer of SCANA. SCANA Communications also owns all of our Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock. The Series E Preferred Stock requires the payment of dividends, in cash or stock, on a quarterly basis. As of March 20, 2001, we have issued a total of 470,805 shares of our common stock to SCANA Communications as stock dividends.

         Sonera. As of March 20, 2001, Sonera Corporation and its wholly owned subsidiary, Sonera B.V., beneficially owned approximately 16.7% of our outstanding common stock. In October 2000, we entered into an agreement with Sonera Zed U.S., Inc., a subsidiary of Sonera Corporation, to jointly provide to our subscribers certain media and other information services and value-added applications through our handsets.

         Other Transactions. We sell PCS telephones and provide PCS services to certain of our affiliates and their employees. We recorded approximately $0.7 million in revenue for these sales and services in 2000.

         We have a master site lease agreement with TowerCom, Inc., a company that is 45% owned by South Atlantic Venture Fund III, Limited Partnership of which Donald W. Burton is the managing general partner, pursuant to which we lease tower space from TowerCom. We paid approximately $0.1 million for site lease payments to TowerCom during 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)(1)   FINANCIAL STATEMENTS

         The following financial statements of Powertel, Inc. are filed as a part of this Report and are attached as pages F-1 through F-22:

               Report of Independent Public Accountants

               Consolidated Balance Sheets as of December 31, 2000 and 1999

               Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the Years Ended December 31, 2000, 1999 and 1998

               Notes to Consolidated Financial Statements

         (A)(2)   FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules of Powertel, Inc. are filed as a part of this Report and are attached as pages S-1 through S-2:

               Report of Independent Public Accountants as to Schedules

               Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (A)(3)   EXHIBITS

Exhibit
Number   Exhibit Description
------   -------------------
2(a)*    Agreement and Plan of Merger, dated as of August 26, 2000, as amended and restated on February 8, 2001, among Deutsche Telekom AG, Powertel,
         Inc. and a Delaware corporation formed by Deutsche Telekom AG. (Filed as Exhibit 2.1 to Powertel's Form 8-K filed August 31, 2000 (the
         "August 2000 Form 8-K") and incorporated herein by reference.)**

2(b)* Agreement and Plan of Reorganization, dated as of August 26, 2000, as amended and restated on February 8, 2001, among VoiceStream Wireless
         Corporation, Powertel, Inc. and a wholly-owned subsidiary of VoiceStream Wireless Corporation. (Filed as Exhibit 2.2 to the August
         2000 Form 8-K and incorporated herein by reference).**

2(c)*    Asset Purchase Agreement dated December 23, 1996 by and among Rural
         Cellular Corporation, Unity Cellular Systems, Inc., InterCel Licenses,
         Inc. and InterCel, Inc. (Filed as Exhibit 99.1 to Powertel's Form 8-K dated December 23, 1996 and incorporated herein by reference.)

2(d)*    Closing Memorandum dated May 1, 1997 by and between Rural Cellular
         Corporation, MRCC, Inc., Unity Cellular Systems, Inc., InterCel
         Licenses, Inc. and InterCel, Inc. (Filed as Exhibit 2.2 to Powertel's
         Form 8-K dated May 12, 1997 and incorporated herein by reference.)**

Exhibit
Number   Exhibit Description
-------  -------------------
2(e)*    Asset Purchase Agreement dated January 5, 1999 by and among Public
         Service Cellular, Inc., Powertel, Inc., ICEL, Inc. and InterCel
         Licenses, Inc. (Filed as Exhibit 99.1 to Powertel's Form 8-K dated
         January 5, 1999 and incorporated herein by reference.)**

2(f)*    Closing Memorandum dated April 30, 1999 by and between Public Service
         Cellular, Inc., Powertel, Inc., ICEL, Inc. and InterCel Licenses, Inc.
         (Filed as Exhibit 2.2 to Powertel's Form 8-K dated April 30, 1999 and incorporated herein by reference.)**

2(g)*    Asset Purchase Agreement dated March 15, 1999 by and among Crown Castle
         International Corp., CCP Inc., Powertel Atlanta Towers, LLC, Powertel
         Birmingham Towers, LLC, Powertel Jacksonville Towers, LLC, Powertel
         Kentucky Towers, LLC, Powertel Memphis Towers, LLC and Powertel, Inc.
         (Filed as Exhibit 2(d) to Powertel's Form 10-K for the year ended
         December 31, 1998 (the "1998 Form 10-K") and incorporated herein by reference.)**

2(h)*    Escrow Agreement dated March 15, 1999 by and among Crown Castle
         International Corp., CCP Inc., Powertel Atlanta Towers, LLC, Powertel
         Birmingham Towers, LLC, Powertel Jacksonville Towers, LLC, Powertel
         Kentucky Towers, LLC, Powertel Memphis Towers, LLC, Powertel, Inc. and
         SunTrust Bank. (Filed as Exhibit 2(e) to the 1998 Form 10-K and incorporated herein by reference.)

3(a)*    Third Restated Certificate of Incorporation of InterCel, Inc. dated
         June 6, 1996. (Filed as Exhibit 10(yy) to Powertel's Form 10-Q filed for the quarter ended September 30, 1996 (the "1996 Third Quarter
         10-Q") and incorporated herein by reference.)

3(b)*    Certificate of Amendment of Restated Certificate of Incorporation of
         InterCel, Inc. dated June 23, 1997. (Filed as Exhibit 10(b) to
         Powertel's Form 8-K filed July 1, 1997 and incorporated herein by reference.)

3(c)*    Certificate of Amendment of the Third Restated Certificate of
         Incorporation of Powertel, Inc., as filed on June 16, 2000 with the Secretary of State of the State of Delaware. (Filed as Exhibit 3(i) to
         Powertel's Form 10-Q filed for the quarter ended June 30, 2000 and incorporated herein by reference.)

3(d)*    Restated By-Laws of InterCel, Inc. (Filed as Exhibit 3(b) to
         Registration Statement on Form S-1, File No. 33-72734 (the "1993 Form
         S-1"), and incorporated herein by reference.)

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

Exhibit
Number   Exhibit Description
-------  -------------------
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

4(i)*    Certificate of Designations, Powers, Preferences and Relative,
         Participating or Other Rights, and the Qualifications, Limitations or
         Restrictions Thereof, of Series C Convertible Preferred Stock of
         InterCel, Inc. (Filed as Exhibit 4(f) to Powertel's Form 10-K filed for the year ended December 31, 1996 (the "1996 Form 10-K") and incorporated herein by reference.)

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

4(m)*    Certificate of Designations, Powers, Preferences and Relative,
         Participating or Other Rights, and the Qualifications, Limitations or
         Restrictions Thereof, of Series E 6.5% Cumulative Convertible Preferred
         Stock of Powertel, Inc. (Filed as Exhibit 4(a) to Powertel's Form 10-Q filed for the quarter ended June 30, 1998 (the "1998 Second Quarter
         10-Q") and incorporated herein by reference.)

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

Exhibit
Number   Exhibit Description
-------  -------------------
10(a)*   Directors and Officers Insurance and Company Reimbursement Policy.
         (Filed as Exhibit 10(ii) to the 1993 Form S-1 and incorporated herein by reference.)

10(b)*   Form of Indemnity Agreement. (Filed as Exhibit 10(jj) to the 1993 Form
         S-1 and incorporated herein by reference.)

10(c)*   InterCel, Inc. 1995 Employee Restricted Stock Plan (as amended on
         November 17, 1995). (Filed as Exhibit 10(e) to the February 1996 Form
         S-1 and incorporated herein by reference.)

10(d)*   InterCel, Inc. Amended and Restated 1991 Stock Option Plan. (Filed as
         Appendix C to Powertel's Definitive Proxy Statement for the 1999 Annual
         Meeting of Stockholders and incorporated herein by reference.)

10(e)*   InterCel, Inc. Amended Nonemployee Stock Option Plan. (Filed as Exhibit
         10(q) to Powertel's Form 10-K filed for the year ended December 31, 1994 (the "1994 Form 10-K") and incorporated herein by reference.)

10(f)*   Powertel, Inc. 2000 Stock Option and Incentive Plan. (Filed as Appendix
         A to Powertel's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders and incorporated herein by reference.)

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

10(n)*   Credit Agreement dated as of March 4, 1996 among InterCel PCS Services,
         Inc., as Borrower, Ericsson Inc., as Initial Lender, and Ericsson Inc., as Agent. (Filed as Exhibit 10(nn) to the April 1996 Form S-1 and incorporated herein by reference.)

10(o)*   Amendment No. 1 to the Credit Agreement by and among Powertel, Inc., as
         Borrower, Ericsson Inc., as Initial Lender, and Ericsson Inc., as
         Agent, dated as of October 31, 1996. (Filed as Exhibit 10(ww) to the
         1996 Third Quarter 10-Q and incorporated herein by reference.)

10(p)*   Amendment No. 2 to the Credit Agreement by and among Powertel, Inc., as
         Borrower, Ericsson Project Finance A.B., as Lender, and Ericsson Inc., as Agent, dated as of March 31, 1997. (Filed as Exhibit 10(e) to the 1997 Form S-4 and incorporated herein by reference.)

Exhibit
Number   Exhibit Description
-------  -------------------
10(q)*   Amendment No. 3 to the Credit Agreement by and among Powertel PCS,
         Inc., as Borrower, Goldman Sachs Credit Partners L.P., as Lender, and
         Ericsson Inc., as Agent, dated as of June 26, 1997. (Filed as Exhibit
         10(f) to the 1997 Form S-4 and incorporated herein by reference.)

10(r)*   Amendment No. 4 to the Credit Agreement by and among Powertel PCS,
         Inc., as Borrower, Goldman Sachs Credit Partners L.P., as Lender, and
         Ericsson Inc., as Agent, dated as of November 18, 1997. (Filed as
         Exhibit 10(u) to Powertel's Form 10-K for the year ended December 31,
         1997 (the "1997 Form 10-K") and incorporated herein by reference.)

10(s)*   Amendment No. 5 to the Credit Agreement by and among Powertel PCS,
         Inc., as Borrower, Goldman Sachs Credit Partners L.P., as Lender, and
         Ericsson Inc., as Agent, dated as of December 23, 1997. (Filed as
         Exhibit 10(v) to the 1997 Form 10-K and incorporated herein by reference.)

10(t)*   Acquisition Agreement dated as of March 4, 1996 between InterCel PCS
         Services, Inc. and Ericsson Inc. (Filed as Exhibit 10(rr) to the April
         1996 Form S-1 and incorporated herein by reference.)

10(u)*   Amendment No. 1 to the Acquisition Agreement for Ericsson CMS 40
         Personal Communications Systems dated as of September 2, 1997 between
         Powertel PCS, Inc. and Ericsson Inc. (Filed as Exhibit 10(j) to
         Powertel's Form 10-Q filed for the quarter ended September 30, 1997 and incorporated herein by reference.)

10(v)*   License Agreement between LHS Communications, Inc. and Powertel, Inc.
         dated August 2, 1996. (Filed as Exhibit 10(vv) to the 1996 Third
         Quarter 10-Q and incorporated herein by reference.)

10(aa)*  Agreement between BellSouth Telecommunications, Inc. and Powertel, Inc.
         effective as of April 1, 1997. (Filed as Exhibit 10(qq) to the 1997
         First Quarter 10-Q and incorporated herein by reference.)

10(bb)*  Stock Purchase Agreement dated as of May 23, 1997 between InterCel,
         Inc. and SCANA Communications, Inc. (Filed as Exhibit 10(c) to the 1997
         Form S-4 and incorporated herein by reference.)

10(cc)*  Stock Purchase Agreement dated as of May 23, 1997 between InterCel,
         Inc. and The Huff Alternative Income Fund, L.P. (Filed as Exhibit 10(a) to the 1997 Form S-4 and incorporated herein by reference.)

10(dd)*  First Amendment to Interconnection Agreement between Powertel, Inc. and
         BellSouth Telecommunications, Inc. effective as of April 1, 1997.
         (Filed as Exhibit 10(mm) to the 1997 Form 10-K and incorporated herein by reference.)

10(ee)*  Powertel 401(k) Profit Sharing Plan (as amended and restated effective
         January 1, 1997, and as renamed effective July 1, 1997). (Filed as
         Exhibit 10(nn) to the 1997 Form 10-K and incorporated herein by reference.)

10(ff)*  Stock Purchase Agreement dated June 22, 1998, by and between Powertel,
         Inc. and SCANA Communications, Inc. (Filed as Exhibit 10(a) to the 1998
         Second Quarter 10-Q and incorporated herein by reference.)

10(gg)*  Stock Purchase Agreement dated June 22, 1998, by and between Powertel,
         Inc. and ITC Wireless, Inc. (Filed as Exhibit 10(b) to the 1998 Second
         Quarter 10-Q and incorporated herein by reference.)

Exhibit
Number   Exhibit Description
-------  -------------------
10(hh)*  Amended and Restated Credit Agreement dated as of February 6, 1998, among Powertel PCS, Inc., the Banks and Other Financial Institutions
         Listed on the Signature Pages thereof, Ericsson Inc., as Agent, and
         National Westminster Bank PLC, as Administrative Agent for the Lenders.
         (Filed as Exhibit (10(a) to the Company's Form 10-Q filed for the quarter ended March 31, 1998 and incorporated herein by reference.)+

10(ii)*  Letter Agreement dated April 22, 1998 by and among Powertel PCS, Inc.,
         Ericsson Inc., National Westminster Bank plc., GE Capital and the lenders consenting thereto relating to the Credit Facility. (Filed as Exhibit 10(c) to the 1998 Second Quarter 10-Q and incorporated herein by reference.)

10(jj)*  Stock Purchase Agreement dated May 30, 2000, between Powertel, Inc. and
         Sonera Holding B.V. (Filed as Exhibit 10.1 to Powertel's Form 8-K filed
         June 16, 2000 (the "June 2000 Form 8-K") and incorporated herein by reference.)

10(kk)*  Stock Purchase Agreement dated May 30, 2000, between Eliska Wireless
         Ventures I, Inc. and Powertel, Inc. (Filed as Exhibit 10.2 to the June
         2000 Form 8-K and incorporated herein by reference.)

10(ll)*  Put Agreement dated May 30, 2000, between Sonera Holding B.V. and
         Powertel, Inc. (Filed as Exhibit 10.3 to the June 2000 Form 8-K and incorporated herein by reference.)

10(mm)*  Put Agreement dated May 30, 2000, between Eliska Wireless Investors I,
         L.P., Powertel, Inc. and Sonera Holding B.V. (Filed as Exhibit 10.4 to the June 2000 Form 8-K and incorporated herein by reference.)

10(nn)* VoiceStream Stockholders Agreement, dated as of August 26, 2000, between VoiceStream Wireless Corporation, Powertel, Inc., John W.
         Stanton, Theresa E. Gillespie, PN Cellular, Inc., Stanton Family Trust and Stanton Communications Corporation. (Filed as Exhibit 10.1 to the
         August 2000 Form 8-K and incorporated herein by reference.)

10(oo)* VoiceStream Stockholders Agreement, dated as of August 26, 2000, between VoiceStream Wireless Corporation, Powertel, Inc., Sonera
         Corporation and Sonera Holding B.V. (Filed as Exhibit 10.2 to the
         August 2000 Form 8-K and incorporated herein by reference.)

10(pp)* VoiceStream Stockholders Agreement, dated as of August 26, 2000, between VoiceStream Wireless Corporation, Powertel, Inc., GS Capital
         Partners, L.P., The Goldman Sachs Group, Inc., Bridge Street Fund 1992,
         L.P. and Stone Street Fund 1992, L.P. (Filed as Exhibit 10.3 to the
         August 2000 Form 8-K and incorporated herein by reference.)

10(qq)*  TDS Shareholders Agreement, dated as of August 26, 2000, between
         Powertel, Inc. and Telephone and Data Systems, Inc. (Filed as Exhibit
         10.4 to the August 2000 Form 8-K and incorporated herein by reference.)

10(rr)* VoiceStream Stockholders Agreement, dated as of August 26, 2000, between VoiceStream Wireless Corporation, Powertel, Inc., Hutchinson
         Telecommunications PCS (USA) Limited and Hutchinson Telecommunications
         Holdings (USA) Limited. (Filed as Exhibit 10.5 to the August 2000 Form
         8-K and incorporated herein by reference.)

10(ss)*  Side Letter Agreement between Powertel, Inc. and Telephone and Data
         Systems, Inc. dated as of August 26, 2000. (Filed as Exhibit 9 to
         Powertel's Amendment No. 1 to Schedule 13D filed with respect to
         VoiceStream Wireless Corporation on November 8, 2000 and incorporated herein by reference.)

21       Subsidiaries of Powertel, Inc.

Exhibit
Number   Exhibit Description
-------  -------------------
23       Consent of Arthur Andersen LLP.

24       Powers of Attorney for the following individuals: Campbell B. Lanier,
         III; Allen E. Smith; Fred G. Astor, Jr.; Donald W. Burton; William H.
         Scott, III; and Donald W. Weber (included on signature page hereto).

---------------

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

         (B)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              POWERTEL, INC.


March 21, 2001                By:  /s/ Allen E. Smith
                                 -----------------------------------------------
                                 Allen E. Smith
                                 Chief Executive Officer, President and Director


                                POWER OF ATTORNEY

         KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Allen E. Smith and Fred G. Astor, Jr., and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 21, 2001             /s/ Campbell B. Lanier, III
                           -----------------------------------------------------
                           Campbell B. Lanier, III
                           Chairman of the Board of Directors


March 21, 2001             /s/ Allen E. Smith
                           -----------------------------------------------------
                           Allen E. Smith
                           Chief Executive Officer, President and Director
                           (principal executive officer)


March 21, 2001             /s/ Fred G. Astor, Jr.
                           -----------------------------------------------------
                           Fred G. Astor, Jr.
                           Chief Financial Officer and Executive Vice President
                           (principal financial and accounting officer)


March 21, 2001             /s/ Donald W. Burton
                           -----------------------------------------------------
                           Donald W. Burton
                           Director


March ____, 2001
                           -----------------------------------------------------
                           O. Gene Gabbard
                           Director

March ____, 2001
                           -----------------------------------------------------
                           Ann Milligan
                           Director


March 21, 2001             /s/ William H. Scott, III
                           -----------------------------------------------------
                           William H. Scott, III
                           Director


March ____, 2001
                           -----------------------------------------------------
                           William B. Timmerman
                           Director


March 21, 2001             /s/ Donald W. Weber
                           -----------------------------------------------------
                           Donald W. Weber
                           Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                                 ----

Report of Independent Public Accountants..................................................................        F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999..............................................        F-3

Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998................        F-4

Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the Years Ended
   December 31, 2000, 1999 and 1998.......................................................................        F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998................        F-6

Notes to Consolidated Financial Statements................................................................        F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Powertel, Inc.:

         We have audited the accompanying consolidated balance sheets of POWERTEL, INC. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powertel, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/S/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 31, 2001

                         POWERTEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                           AT DECEMBER 31,
                                                                                                  -------------------------------
                                                                                                     2000                1999
                                                                                                  -----------         -----------
                                                                                                       (DOLLARS IN THOUSANDS)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .............................................................        $   168,563         $   371,396
   Restricted cash for payment of interest (Note 2) ......................................                 --              16,223
   Accounts receivable, net of allowance for doubtful accounts of
     $5,368 and $6,544 in 2000 and 1999, respectively ....................................             63,175              38,088
   Inventories (Note 2) ..................................................................             35,362              21,250
   Prepaid expenses and other ............................................................             26,188              17,790
                                                                                                  -----------         -----------
                                                                                                      293,288             464,747
                                                                                                  -----------         -----------

PROPERTY AND EQUIPMENT, AT COST (Note 2):
   Land ..................................................................................                986                 932
   Buildings and towers ..................................................................            271,500             241,617
   Equipment .............................................................................            539,483             433,264
   Furniture and fixtures ................................................................             12,630              11,259
   Assets under construction .............................................................             56,008              34,841
                                                                                                  -----------         -----------
                                                                                                      880,607             721,913
     Less:  accumulated depreciation .....................................................           (253,321)           (160,803)
                                                                                                  -----------         -----------
                                                                                                      627,286             561,110
                                                                                                  -----------         -----------

OTHER ASSETS (Note 2):
   Licenses, net of accumulated amortization of $37,154 and $26,950 at
     December 31, 2000 and 1999, respectively ............................................            389,004             400,587
   Deferred charges, investments and other, net of accumulated amortization
     of $10,663 and $8,206 at December 31, 2000 and 1999, respectively ...................             49,432              20,408
                                                                                                  -----------         -----------
                                                                                                      438,436             420,995
                                                                                                  -----------         -----------

       Total assets ......................................................................        $ 1,359,010         $ 1,446,852
                                                                                                  ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable - trade ..............................................................        $    45,476         $    26,261
   Current portion of long-term obligations (Note 6) .....................................             33,023              12,946
   Accrued construction costs ............................................................             30,151              18,479
   Accrued other .........................................................................             27,859              20,612
   Unearned revenue ......................................................................             22,887              13,114
   Accrued taxes other than income .......................................................              7,302              12,601
   Accrued interest ......................................................................              2,782               2,781
                                                                                                  -----------         -----------
                                                                                                      169,480             106,794
                                                                                                  -----------         -----------

LONG-TERM OBLIGATIONS (Note 6):
   12% Senior Discount Notes due February 2006 ...........................................            349,539             310,076
   12% Senior Discount Notes due May 2006 ................................................            346,415             308,308
   11.125% Senior Notes due June 2007 ....................................................            300,000             300,000
   Long-term portion of Credit Facility ..................................................            219,107             252,107
   Deferred gain on sale-leaseback (Note 5) ..............................................             74,499              83,331
   Other .................................................................................              8,777               3,874
                                                                                                  -----------         -----------
                                                                                                    1,298,337           1,257,696
                                                                                                  -----------         -----------

COMMITMENTS AND CONTINGENCIES (Note 10)

CUMULATIVE CONVERTIBLE, REDEEMABLE PREFERRED STOCK .......................................            152,219             152,219
                                                                                                  -----------         -----------

STOCKHOLDERS' DEFICIT:
   Preferred Stock (Note 7) ..............................................................                  3                   3
   Common Stock: $.01 par value; 100,000,000 shares authorized,
     31,525,638 and 29,933,269 issued and outstanding in 2000
     and 1999, respectively ..............................................................                315                 299
   Paid-in capital .......................................................................            525,100             494,936
   Accumulated deficit ...................................................................           (785,161)           (563,190)
   Deferred compensation .................................................................               (703)             (1,410)
   Treasury stock, at cost - 56,438 and 55,352 shares at December 31, 2000
     and 1999, respectively ..............................................................               (580)               (495)
                                                                                                  -----------         -----------
                                                                                                     (261,026)            (69,857)
                                                                                                  -----------         -----------

       Total liabilities and stockholders' deficit .......................................        $ 1,359,010         $ 1,446,852
                                                                                                  ===========         ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         POWERTEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             YEARS ENDED DECEMBER 31,
                                                                               --------------------------------------------------
                                                                                  2000                1999                1998
                                                                               ----------          ----------          ----------
                                                                            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES AND SALES (Note 2):
   Postpaid revenues .................................................         $  246,513          $  183,145          $  137,286
   Prepaid revenues ..................................................            164,833              55,752               2,579
   Roaming revenues ..................................................             13,815               8,799              10,244
   Other revenues ....................................................             13,063               7,854               5,695
                                                                               ----------          ----------          ----------
     Total service revenues ..........................................            438,224             255,550             155,804
   Equipment sales ...................................................             25,956              29,360              23,161
                                                                               ----------          ----------          ----------
       Total revenues and sales ......................................            464,180             284,910             178,965
                                                                               ----------          ----------          ----------

OPERATING EXPENSES:
   Cost of services ..................................................            103,593              60,682              46,306
   Cost of equipment sales ...........................................            108,301              73,526              79,144
   Operations ........................................................             70,803              64,269              56,522
   Selling and marketing .............................................            127,390              99,012              63,936
   General and administrative ........................................             47,562              44,184              37,639
   Depreciation ......................................................             92,518              78,968              57,938
   Amortization ......................................................             10,204              10,212               9,716
                                                                               ----------          ----------          ----------
       Total operating expenses ......................................            560,371             430,853             351,201
                                                                               ----------          ----------          ----------

OPERATING LOSS .......................................................            (96,191)           (145,943)           (172,236)
                                                                               ----------          ----------          ----------
OTHER EXPENSE (INCOME):
   Interest expense, net .............................................            117,191             108,183              93,656
   Gain on sale of assets ............................................                 --            (129,172)                 --
   Miscellaneous income ..............................................             (1,161)               (288)                (62)
                                                                               ----------          ----------          ----------
       Total other expense (income) ..................................            116,030             (21,277)             93,594
                                                                               ----------          ----------          ----------
LOSS BEFORE INCOME TAXES .............................................           (212,221)           (124,666)           (265,830)
INCOME TAX PROVISION .................................................                 --                  --                  --
                                                                               ----------          ----------          ----------
NET LOSS .............................................................           (212,221)           (124,666)           (265,830)
DIVIDENDS ON CUMULATIVE CONVERTIBLE, REDEEMABLE PREFERRED STOCK ......             (9,750)             (9,750)             (5,010)
                                                                               ----------          ----------          ----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS .........................         $ (221,971)         $ (134,416)         $ (270,840)
                                                                               ==========          ==========          ==========


PER SHARE DATA (Note 2):
   BASIC AND DILUTED LOSS PER COMMON SHARE ...........................         $    (7.26)         $    (4.75)         $   (10.02)
                                                                               ==========          ==========          ==========
   WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING ...................................             30,575              28,270              27,019
                                                                               ==========          ==========          ==========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                         POWERTEL, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                                         TOTAL
                                                     CONVERTIBLE                                                     STOCKHOLDERS'
                                             COMMON   PREFERRED   PAID-IN      ACCUMULATED     DEFERRED    TREASURY    (DEFICIT)
                                             STOCK      STOCK     CAPITAL        DEFICIT     COMPENSATION   STOCK       EQUITY
                                             ------  ----------- ----------    -----------   ------------  --------  -------------
                                                                          (DOLLARS IN THOUSANDS)

BALANCE, DECEMBER 31, 1997 .............     $ 270      $  4     $  477,109     $ (157,934)    $ (1,288)    $ (345)    $  317,816
Stock options exercised ................         1        --            195             --           --         --            196
6.5% stock dividend on cumulative
   convertible, redeemable
   preferred stock (Note 7) ............         2        --          2,571             --           --         --          2,573
Amortization of deferred
   compensation ........................        --        --             --             --          586         --            586
Net loss attributable to common
   stockholders ........................        --        --             --       (270,840)          --         --       (270,840)
                                             -----      ----     ----------     ----------     --------     ------      ---------
BALANCE, DECEMBER 31, 1998 .............       273         4        479,875       (428,774)        (702)      (345)        50,331
Stock options and warrants exercised ...         3        --          3,971             --           --         --          3,974
Issuance of restricted common
   stock (Note 8) ......................        --        --          1,362             --       (1,362)        --             --
Conversion of Series C Convertible
   Preferred Stock (Note 7) ............        18        (1)           (17)            --           --         --             --
6.5% stock dividend on cumulative
   convertible, redeemable preferred
   stock (Note 7) ......................         5        --          9,745             --           --         --          9,750
Purchase of treasury shares ............        --        --             --             --           --       (150)          (150)
Amortization of deferred
   compensation ........................        --        --             --             --          654         --            654
Net loss attributable to common
   stockholders ........................        --        --             --       (134,416)          --         --       (134,416)
                                             -----      ----     ----------     ----------     --------     ------      ---------
BALANCE, DECEMBER 31, 1999 .............       299         3        494,936       (563,190)      (1,410)      (495)       (69,857)
Stock options and warrants exercised ...        15        --         20,415             --           --         --         20,430
6.5% stock dividend on cumulative
   convertible redeemable preferred
   stock (Note 7) ......................         1        --          9,749             --           --         --          9,750
Purchase of treasury shares ............        --        --             --             --           --        (85)           (85)
Amortization of deferred
    compensation .......................        --        --             --             --          707         --            707
Net loss attributable to common
   stockholders ........................        --        --             --       (221,971)          --         --       (221,971)
                                             -----      ----     ----------     ----------     --------     ------      ---------
BALANCE, DECEMBER 31, 2000 .............     $ 315      $  3     $  525,100     $ (785,161) $   (703) $       (580)     $(261,026)
                                             =====      ====     ==========     ==========     ========     ======      =========


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                         POWERTEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED DECEMBER 31,
                                                                               --------------------------------------------------
                                                                                  2000                1999                1998
                                                                               ----------          ----------          ----------
                                                                                             (DOLLARS IN THOUSANDS)

CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net loss ..........................................................         $ (212,221)         $ (124,666)         $ (265,830)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
     Depreciation and amortization ...................................            102,722              89,180              67,654
     Bond accretion ..................................................             77,570              68,922              59,204
     Other, net ......................................................             (5,668)             (1,878)              3,041
     Gain on sale of subsidiary, net .................................                 --             (79,312)                 --
     Realized gain on sale-leaseback, net ............................                 --             (49,860)                 --
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable ....................            (25,087)            (13,004)              5,823
       Increase in inventories .......................................            (14,112)               (879)            (16,708)
       Increase in prepaid expenses and other assets .................            (13,324)             (7,163)             (3,159)
       Increase (decrease) in accounts payable, accrued expenses
         and other liabilities .......................................             35,863              12,520             (15,843)
                                                                               ----------          ----------          ----------
           Net cash used in operating activities .....................            (54,257)           (106,140)           (165,818)
                                                                               ----------          ----------          ----------

CASH FLOWS (USED IN) PROVIDED FROM INVESTING ACTIVITIES:
   Capital expenditures ..............................................           (158,694)           (130,816)           (207,292)
   Investment in Eliska ..............................................            (26,555)                 --                  --
   Liquidation of short-term investments .............................             16,223              31,495              29,367
   Increase (decrease) in accrued construction costs .................             11,672                 672              (5,285)
   Microwave relocation ..............................................              1,379              (2,801)               (862)
   Proceeds from sale-leaseback ......................................                 --             274,617                  --
   Proceeds from sale of subsidiary ..................................                 --              89,339                  --
                                                                               ----------          ----------          ----------
           Net cash (used in) provided from investing activities .....           (155,975)            262,506            (184,072)
                                                                               ----------          ----------          ----------

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants ..............             20,430               3,824                 196
   (Repayments of) borrowings under Credit Facility ..................            (12,893)              6,468              78,571
   Proceeds from sale of cumulative convertible, redeemable preferred
     stock, net ......................................................                 --                  --             149,782
   Other, net ........................................................               (138)                (49)               (826)
                                                                               ----------          ----------          ----------
           Net cash provided from financing activities ...............              7,399              10,243             227,723
                                                                               ----------          ----------          ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .................           (202,833)            166,609            (122,167)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................            371,396             204,787             326,954
                                                                               ----------          ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR .............................         $  168,563          $  371,396          $  204,787
                                                                               ==========          ==========          ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest, net of amounts capitalized ................         $   57,367          $   55,675          $   52,913
   Net book value of assets sold under sale-leaseback ................                 --             136,437                  --
   Net book value of assets sold in subsidiary disposition ...........                 --              10,027                  --
   Noncash investing and financing activities:
     Dividends on cumulative convertible, redeemable preferred stock
       paid in stock .................................................              9,750               9,750               2,573
     Total capitalized interest ......................................                 --                  --               1,900

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                         POWERTEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


1.       ORGANIZATION AND NATURE OF BUSINESS

         Powertel, Inc. (the "Company") was incorporated in Delaware in April 1991 under the name Intercel, Inc. In June 1997, the Company changed its name to Powertel, Inc. The Company currently provides digital wireless personal communication services ("PCS") in the southeastern United States using the Global System for Mobile Communications ("GSM") technology. Prior to April 30, 1999, the Company also provided cellular telephone services in contiguous portions of eastern Alabama and western Georgia under the name "Intercel" (Note
5).

         On August 26, 2000, the Company entered into separate definitive merger agreements with each of Deutsche Telekom AG ("Deutsche Telekom") and VoiceStream Wireless Corporation ("VoiceStream"). Previously, on July 23, 2000, Deutsche Telekom and VoiceStream entered into an agreement that provides for the merger of their two companies. If the merger between Deutsche Telekom and VoiceStream closes, then the Company will merge with a subsidiary of Deutsche Telekom in accordance with the terms of the Company's merger agreement with Deutsche Telekom, and the Company's merger agreement with VoiceStream will terminate. However, if the merger agreement between Deutsche Telekom and VoiceStream is terminated, then the Company's merger agreement with Deutsche Telekom will also terminate, and the Company will merge with a subsidiary of VoiceStream in accordance with the terms of the Company's merger agreement with VoiceStream (Note 3).

         The Company holds PCS licenses encompassing a territory of approximately 246,000 contiguous square miles with a population of approximately 25 million people, including the Major Trading Areas ("MTAs") of Atlanta, Georgia; Jacksonville, Florida; Memphis, Tennessee/Jackson, Mississippi; and Birmingham, Alabama and 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee. It holds 30 MHz of spectrum licensed for PCS in each of the MTA markets and 20 MHz of spectrum licensed for PCS in all of the BTA markets except for the Knoxville, Tennessee BTA, where the Company holds a license for 10 MHz of spectrum. The Company first introduced its PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and has launched its PCS services in a total of 34 markets in the Southeast. Effective February 1, 2001, the Company also offers its PCS services through a joint venture, Eliska Wireless Ventures I, Inc. ("Eliska Ventures"), in six BTAs serving the Gulf Coast of Alabama, Florida and Mississippi (Note 4).

         While there are numerous wireless telephone systems operating in the United States and other countries, the wireless telecommunications industry has only limited operating history. Achieving profitable PCS operations requires the Company to successfully compete with other wireless providers in all of its markets. In addition, successful PCS operations require the development of products that are at least as commercially effective as the Company's wireless competitors. Any failure to anticipate and respond to changes in technology and subscriber desires could have an adverse effect on the Company's PCS business.

         Since inception, the Company has incurred operating losses while developing its PCS system and building its PCS subscriber base. The Company continues to require significant amounts of capital to fund the operation and expansion of its business in future periods. However, due to the pending mergers and other factors, management is unable to predict the exact amount of expenditures that the Company will need to make in the future. If management determines that the Company needs to raise additional capital, the Company may attempt to raise this capital through public debt or equity financings or private placements, vendor financings or other means. However, both the Deutsche Telekom/Powertel merger agreement and the VoiceStream/Powertel merger agreement contain covenants that limit the Company's ability to raise capital prior to the completion of the applicable merger without the consent of Deutsche Telekom or VoiceStream, respectively. If additional financing is needed but not available, management will have to alter its current operating plans.

2.       SUMMARY OF ACCOUNTING POLICIES

     Principles of Consolidation

         The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany balances have been eliminated.

     Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Source of Supplies

         The Company relies on local telephone companies and other companies to provide certain telecommunications services. Although management feels alternative telecommunications facilities could be found in a timely manner, any disruption of these services could adversely affect operating results.

         The Company currently obtains its inventory and equipment, which are important components of its operations, primarily from four sources. Some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it expands its network infrastructure and sells services and equipment, then delays and increased costs in the expansion of the Company's network infrastructure or losses of potential subscribers could result, which would adversely affect operating results.

     Presentation

         Certain prior year amounts have been reclassified to conform to the current year presentation.

     Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

     Restricted Cash for Payment of Interest

         Restricted cash consists of certain U.S. government securities with varying maturities which were purchased and pledged, for the benefit of the holders of the 11.125% Senior Notes due June 2007, to provide for the payment of the first six scheduled interest payments on such Notes (Note 6).

     Credit Risk

         The Company's accounts receivable subject the Company to credit risk. The Company extends credit to certain of its subscribers based upon an evaluation of the subscriber's financial condition and credit history and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of subscribers' accounts receivable. The Company bills certain services to subscribers in advance and has the ability to terminate access on delinquent accounts. Additionally, a majority of the Company's subscribers utilize prepaid service. Management believes these factors, as well as the large and geographically diverse number of subscribers comprising the subscriber base, mitigate the risk of loss and the concentration of credit risk.

         The carrying amount of the Company's receivables approximates their fair value.

     Inventories

         The Company maintains inventories for resale of wireless handsets and accessory parts (i.e., antennae, batteries, cable, etc.). Inventories are valued at the lower of average cost (which approximates first-in, first-out) or market and are recorded net of a reserve for obsolescence of $1.3 million and $1.5 million at December 31, 2000 and 1999, respectively.

     Property and Equipment

         Property and equipment are recorded at cost, including certain engineering costs. The Company records depreciation using the straight-line method over the estimated useful lives of the assets, which are 10 to 15 years for towers, buildings and improvements and 3 to 10 years for equipment, furniture and fixtures. The Company's policy is to remove the cost and accumulated depreciation of retirements from the accounts and recognize the related gain or loss upon the disposition of assets. Such gains and losses were not material for any period presented, except as described in Note 5.

     Assets Under Construction

         Expenditures to construct the Company's PCS system are recorded as assets under construction until the assets are placed in service. When the assets are placed in service, they are transferred to the appropriate property and equipment category and depreciated.

         The Company capitalized interest incurred on borrowings related to assets under construction during the initial buildout of the PCS system. Of the cumulative aggregate capitalized interest of $50.3 million, $9.9 was attributed to property, plant and equipment at December 31, 2000.

     Licenses

         Licenses consist of costs incurred to acquire PCS licenses, including capitalized interest of $40.4 million and certain microwave relocation costs. Licenses are stated at cost less accumulated amortization and are being amortized using the straight-line method over 40 years.

     Deferred Charges, Investments and Other

         Deferred charges consist primarily of financing costs related to the offerings of the Company's senior notes and senior discount notes (Note 6) and are being amortized over the 10-year lives of the related notes. Investments and other consist primarily of a loan to Eliska Ventures to fund its pre-closing deposit in connection with the formation of Eliska Ventures (Note 4).

     Impairment of Long-Lived Assets

         The Company periodically reviews the values assigned to long-lived assets, such as property and equipment, licenses, and deferred charges and other, to determine whether any impairments are other than temporary. Management reviews the undiscounted projected cash flows related to such assets and compares them to the carrying values of the assets to determine if any impairment has occurred. If an asset is deemed to be impaired, the Company records the difference between the projected cash flows on a discounted basis or the fair market value (whichever is more appropriate) and the carrying value as an asset impairment charge in the period incurred. There were no such impairments in the periods presented. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

     Stock-Based Compensation Plans

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective in 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (Note 8) for all options granted subsequent to January 1, 1995.

      Revenue Recognition

           The Company earns revenues by providing PCS service to both local subscribers and subscribers of other PCS carriers traveling ("roaming") through the Company's service area, as well as from sales of PCS equipment.

           Postpaid service revenues consist of base monthly service fees ("access"), airtime revenue and long-distance revenues ("toll revenues"). Generally, access fees are billed one month in advance, but recognized when earned, while airtime and toll revenues are recognized when service is provided.

           The Company introduced a prepaid PCS service alternative in September 1998. Prepaid PCS service revenues are collected in advance, but recognized as service is provided.

           Roaming revenues consist of the airtime and toll fees charged to the subscribers of other PCS carriers for use of the Company's PCS network while traveling in the Company's service area. Roaming revenues are recognized when service is rendered. In connection with the issuance of Emerging Issues Task Force 99-19, "Reporting Revenue Gross as a Principal and Net as Agent" ("EITF 99-19"), the Company reviewed its presentation for roaming charges incurred by its customers in other carriers' markets and determined that these revenues and related costs should be presented gross in the statement of operations as opposed to net as done previously. Accordingly, all roaming costs are presented gross for all periods presented.

           Other revenues consist of activation fees, optional enhanced service features and interconnection fees charged to local exchange carriers for connections to the PCS network and are recognized when earned. Effective January 1, 2000, the Company adopted the provisions of the SEC's Staff Accounting Bulletin number 101, "Revenue Recognition in Financial Statements," which require activation fees to be deferred and recognized over the expected lives of the subscribers. Additionally, costs equal to such revenues are also being deferred.

           Equipment sales are recognized upon delivery of the equipment to the subscriber.

      Advertising

           The Company expenses advertising as incurred.

      Interest Expense, Net

           Interest expense, net is comprised of the following (in millions):

                                                                YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                        2000            1999            1998
                                                     ----------      -----------     -----------
      Interest income.............................   $    (21.4)     $     (18.9)    $     (19.5)
      Interest expense............................        138.6            127.1           115.1
      Capitalized interest........................           --               --            (1.9)
                                                     ----------      -----------     -----------
            Interest expense, net.................   $    117.2      $     108.2     $      93.7
                                                     ==========      ===========     ===========

      Loss Per Common Share

           Basic loss per share (EPS) was computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is the same as basic EPS for all periods presented as all common stock equivalents would have an antidilutive effect.

      Recent Accounting Pronouncements

           In May 2000, the Emerging Issues Task Force issued EITF 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"), which addresses the recognition, measurement and classification for certain sales incentives offered by a vendor without charge to customers in a single exchange transaction. The Company will adopt EITF 00-14 in April 2001. Had the Company adopted EITF 00-14 for the periods presented, prepaid revenue and cost of services for 2000 and 1999 would have been reduced by $18.4 million and $5.4 million, respectively.

           In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is, January 1, 2001 for companies with calendar-year fiscal years). SFAS 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company does not anticipate that this statement will have a material impact on its financial statements.

3.         PROPOSED MERGERS

      Acquisition of the Company by Deutsche Telekom

           On August 26, 2000, the Company entered into a definitive merger agreement with Deutsche Telekom, as amended and restated on February 8, 2001 and from time to time (the "Deutsche Telekom/Powertel merger agreement"). If the proposed merger of the Company with a subsidiary of Deutsche Telekom, as contemplated by the Deutsche Telekom/Powertel merger agreement (the "Deutsche Telekom/Powertel merger"), is completed, the Company will become a wholly-owned subsidiary of Deutsche Telekom, and each share of its common stock will be converted into the right to receive 2.6353 Deutsche Telekom ordinary shares, subject to adjustment. Each share of the Company's Series A Convertible Preferred Stock and Series B Convertible Preferred Stock will be converted into the right to receive 121.9294 Deutsche Telekom ordinary shares, subject to adjustment. Each share of the Company's Series D Convertible Preferred Stock will be converted into the right to receive 93.0106 Deutsche Telekom ordinary shares, subject to adjustment. Each share of the Company's Series E 6.5% Cumulative Convertible Preferred Stock and Series F 6.5% Cumulative Convertible Preferred Stock will be converted into the right to receive, subject to adjustment: (i) 179.5979 Deutsche Telekom ordinary shares; plus (ii) 2.6353 Deutsche Telekom ordinary shares multiplied by the number of shares of the Company's common stock representing accrued or declared but unpaid dividends on such share of preferred stock.

           The Deutsche Telekom/Powertel merger agreement allows the Company to declare and pay a stock dividend of 0.0075 of a share of the Company's common stock for each share of the Company's common stock outstanding. The Company intends to pay this dividend on April 6, 2001 to common stockholders of record on March 23, 2001. As a result of this dividend, the exchange ratios of the Company's preferred stock and other convertible securities will adjust proportionately to reflect the payment of this dividend. This stock dividend and the adjustments to the conversion terms of the Company's convertible securities will have the effect of increasing by 0.75% the number of shares owned by the Company's stockholders, and, accordingly, the aggregate amount of Deutsche Telekom shares to be received by the Company's stockholders in the Deutsche Telekom/Powertel merger.

           On March 13, 2001 at a special meeting of the Company's stockholders, the Company's stockholders approved and adopted the Deutsche Telekom/Powertel merger agreement. The completion of the Deutsche Telekom/Powertel merger is subject to regulatory approvals and the satisfaction of several additional closing conditions, including the completion of the merger between Deutsche Telekom and VoiceStream. The Deutsche Telekom/Powertel merger agreement also provides that, regardless of the satisfaction of the closing conditions, the Deutsche Telekom/Powertel merger will not close prior to May 31, 2001.

      Acquisition of the Company by VoiceStream

           On August 26, 2000, the Company also entered into a definitive agreement and plan of reorganization with VoiceStream, as amended and restated as of February 8, 2001 and from time to time (the "VoiceStream/Powertel merger agreement"). If the proposed merger of the Company with a subsidiary of VoiceStream, as contemplated by the VoiceStream/Powertel merger agreement (the "VoiceStream/Powertel merger"), is completed, the Company will become a wholly-owned subsidiary of VoiceStream, and the Company's common stock will be converted into the right to receive a "conversion number" of shares of VoiceStream common stock determined as follows:

           - 0.75 if the VoiceStream Average Closing Price (as defined below) is $113.33 or below;

           - 0.65 if the VoiceStream Average Closing Price is $130.77 or above; and

           - if the VoiceStream Average Closing Price is greater than $113.33 and less than $130.77, the quotient determined by dividing $85.00 by the VoiceStream Average Closing Price.

The "VoiceStream Average Closing Price" means the volume weighted average closing price (based on the Nasdaq National Market System composite volume published by the Wall Street Journal) of the VoiceStream common stock as publicly reported for the Nasdaq as of 4:00 p.m. Eastern Time for ten trading days randomly selected by lot out of the last 20 trading days ending five trading days prior to the closing date of the VoiceStream/Powertel merger.

           The VoiceStream/Powertel merger agreement allows the Company and VoiceStream to pay a dividend of 0.0075 of a common share on outstanding shares of the Company's common stock and VoiceStream common stock, respectively. The Company and VoiceStream intend to pay this dividend on April 6, 2001 to their respective common stockholders of record on March 23, 2001. As a result of these common stock dividends, the conversion number and price ranges referenced above will be adjusted so that the issuance of these dividends will not affect the aggregate merger consideration to be received by the Company's stockholders in the VoiceStream/Powertel merger.

           On March 13, 2001 at special meetings of the Company's stockholders and VoiceStream's stockholders, the Company's stockholders and VoiceStream's stockholders approved and adopted the VoiceStream/Powertel merger agreement. The completion of the VoiceStream/Powertel merger is subject to regulatory approvals and the satisfaction of several additional closing conditions, including the termination of the merger agreement between Deutsche Telekom and VoiceStream. If the merger agreement between Deutsche Telekom and VoiceStream terminates, the VoiceStream/Powertel merger agreement would remain in effect, and the Company would proceed to close the VoiceStream/Powertel merger in accordance with the terms of the VoiceStream/Powertel merger agreement.

4.         FORMATION OF JOINT VENTURE

           On January 31, 2001, pursuant to a stock purchase agreement dated May 30, 2000 with EWV Holding Company, Inc. ("EWV Holding"), the parent of Eliska Ventures, the Company purchased 12,475 shares of the Series A Preferred Stock of EWV Holding for $125 million. In addition, Sonera Holding B.V. ("Sonera B.V."), a wholly-owned subsidiary of Sonera Corporation, invested $75 million, and Eliska Wireless Investors I, L.P. ("Eliska Investors") invested $50 million, in EWV Holding. In connection with the formation of EWV Holding and its subsidiaries and pursuant to a stock purchase agreement dated May 30, 2000, Sonera B.V. also purchased $125 million of the Company's common stock for $71.80 per share. As a result of these transactions, the Company has a 49.9% equity interest and a 24.95% voting interest in EWV Holding, Sonera B.V. has a 30.1% equity interest and a 15.05% voting interest, and Eliska Investors has a 20% equity interest and 60% voting interest.

           Concurrently, Eliska Ventures acquired substantially all of the assets, business and operations of, and certain related liabilities of, DigiPH Holding Company, Inc., DigiPH Communication, Inc., and DiGiPH PCS, Inc., including the assignment of the FCC licenses held by DiGiPH PCS (the "Asset Acquisition"), for approximately $375 million, subject to certain adjustments. DiGiPH PCS previously owned licenses to provide PCS services in eight BTAs comprising contiguous portions of the Gulf Coast of Alabama, Florida and Mississippi. In connection with the Asset Acquisition, the Company entered into a service agreement with Eliska Ventures for management, technical and consulting services. Pursuant to this agreement, the Company assists Eliska Ventures in marketing its services under the Powertel brand name, expanding distribution channels and increasing network coverage in the market areas covered by the FCC licenses acquired by Eliska Ventures. During the year ended December 31, 2000, a subsidiary of the Company loaned Eliska Ventures $26.6 million to fund its pre-closing deposit and certain other expenses in connection with the Asset Acquisition. Eliska Ventures paid this loan in full at the closing of the Asset Acquisition.

           In connection with the formation of EWV Holding, the Company entered into put agreements with both Sonera B.V. and Eliska Investors. According to the put agreement with Sonera B.V., between October 1, 2001 and June 30, 2002, Sonera B.V. may sell all of its interest in EWV Holding to the Company in exchange for 1,044,568 shares of the Company's common stock. At any time, the Company has a right of first offer on Sonera B.V.'s stock in EWV Holding in the event Sonera B.V. desires to sell such stock to a third party. According to the put agreement with Eliska Investors, between October 1, 2001 and October 30, 2001, Eliska Investors may sell its initial $1 million interest in EWV Holding to the Company in exchange for 13,928 shares of the Company's common stock or $1.5 million in cash. In such an event, the remaining ownership interest of Eliska Investors in EWV Holding would be cancelled, subject to the receipt of regulatory approvals. In addition, if Eliska Investors has fully satisfied its obligations under its promissory note to EWV Holding, between July 2, 2003 and July 31, 2003, Eliska Investors may exchange all of its interest in EWV Holding for the Company's common stock at the existing fair market value. At any time, the Company has a right of first refusal with respect to Eliska Investors' interest in EWV Holding in the event that Eliska Investors desires to sell its stock to a third party.

           The Company will include the results of Eliska Ventures in its consolidated financial statements subsequent to January 31, 2001. The following unaudited pro forma condensed consolidated statements of operations (in millions, except per share data) assume the Asset Acquisition occurred at the beginning of each period presented. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.

                                                            YEARS ENDED DECEMBER 31,
                                                      -----------------------------------
                                                        2000         1999         1998
                                                      --------     --------      --------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues and sales..................................  $  507.3     $  323.3      $  188.5
Net loss before dividends...........................    (229.4)      (145.1)       (285.3)
Basic and diluted loss per common share.............  $  (7.50)    $  (5.13)     $ (10.56)


5.         ASSET DISPOSITIONS

      Tower Assets Sale-Leaseback

           On June 2, 1999, pursuant to an Asset Purchase Agreement dated March 15, 1999, the Company sold to CCP Inc. ("Crown Castle"), a wholly-owned subsidiary of Crown Castle International Corp., 619 of its wireless transmission towers, related assets and certain liabilities for $261.5 million. On December 2, 1999, pursuant to an Asset Purchase Agreement dated September 27, 1999, the Company sold to Crown Castle an additional 31 towers for $13.1 million. In connection with these sales, the Company entered into master lease agreements with Crown Castle to lease space on the towers for a monthly rent of $1,800 per tower for an initial lease term of ten years, with three five-year renewal periods at the option of the Company. The transactions were recorded as a sale-leaseback. Accordingly, $88.3 million of the total gain on the sale of $138.2 million was deferred and will be amortized over the initial lease term of ten years as a reduction of cost of services. The unamortized portion of the deferred gain is recorded as a long-term obligation in the accompanying consolidated balance sheets.

           In connection with these transactions, the Company also entered into a build-to-suit construction contract with Crown Castle (Note 10).

      Cellular Operations

           On April 30, 1999, pursuant to an Asset Purchase Agreement dated January 5, 1999, the Company and certain of its wholly-owned subsidiaries sold to Public Service Cellular, Inc. ("PSC") substantially all of the assets and FCC Licenses of the Company relating to its cellular telephone operations in eastern Alabama and western Georgia for $89.3 million. The transaction constituted the sale of all of the Company's cellular telephone operations and resulted in a $79.3 million gain to the Company. At closing, PSC paid the Company $83.1 million in cash (including reimbursement for certain capital expenditures of $0.3 million) and paid $6.2 million into escrow. On November 1, 1999, substantially all of the $6.2 million was released from escrow to the Company.

           The following unaudited pro forma condensed consolidated statements of operations (in millions, except per share data) assume the sale occurred at the beginning of each period presented. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.

                                                                   YEARS ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               1999                       1998
                                                             --------                   --------
                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues and sales.......................................    $   277.9                  $  159.4
Net loss (excluding gain on sale)........................       (207.6)                   (273.9)
Basic and diluted loss per common share..................    $   (7.68)                 $ (10.33)


6.         LONG-TERM OBLIGATIONS

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

           The Company initially used $89.6 million of the proceeds from the June Notes to purchase and pledge, for the benefit of the holders of the June Notes, certain U.S. government securities to provide for the payment of the first six scheduled interest payments on the June Notes. This commitment to pay the first six scheduled interest payments from restricted cash was satisfied during the year ended December 31, 2000. At December 31, 2000, the Company had no restricted cash on the accompanying consolidated balance sheets (Note 2).

           During 1996, the Company issued $360 million principal amount at maturity of the Company's 12% Senior Discount Notes due May 2006 (the "May Notes") and $357 million aggregate principal amount at maturity of the Company's 12% Senior Discount Notes due February 2006 (the "February Notes", and with the June Notes and the May Notes, the "Notes"). The May Notes may be redeemed at any time on or after May 1, 2001, at the option of the Company, at 106% of their principal amount at maturity, plus accrued interest, declining to 100% of their principal amount at maturity, plus accrued interest, on and after May 1, 2003. The May Notes will fully accrete to face value on May 1, 2001, at which time they will bear interest, payable in cash, at a rate of 12% per annum on May 1 and November 1 of each year, commencing November 1, 2001.

           The February Notes may be redeemed at any time on or after February 1, 2001, at the option of the Company, at 106% of their principal amount at maturity, plus accrued interest, declining to 100% of their principal amount at maturity, plus accrued interest on and after February 1, 2003. The February Notes fully accreted to face value on February 1, 2001, and are now bearing interest, payable in cash, at a rate of 12% per annum on February 1 and August 1 of each year, commencing August 1, 2001.

           Unamortized original issue discount on the May Notes and February Notes is being amortized using effective interest rates of 12% and 12.35%, respectively. For the years ended December 31, 2000, 1999 and 1998, total accretion of the original issue discount was $77.6 million, $68.9 million and $61.1 million, respectively, of which $1.9 million was capitalized in 1998. These amounts were included in interest expense in the accompanying consolidated statements of operations.

           The Company maintains a $265 million credit facility (the "Credit Facility"), which funded the purchase of PCS network equipment and services for the initial buildout pursuant to the terms of the related Ericsson Equipment Purchase Agreement (Note 10). As of December 31, 1999, the Company had borrowed the maximum available under the Credit Facility. The aggregate amount of the advances made in each of the calendar years 1996 through 1999 will be repaid in twenty equal quarterly installments beginning during the first calendar quarter to occur three years after the end of the calendar year in which the advances were originally made, with the last installment in an amount necessary to repay in full the remaining outstanding balance. During March 2000, the Company began repaying the Credit Facility.

           The interest rate under the Credit Facility is based on the applicable Eurodollar Rate plus 3% (9.6875% at December 31, 2000) but can be converted to a fluctuating interest rate per annum based on the higher of Citibank N.A.'s base rate or .5% above the Federal Funds Rate, plus 1%, at the discretion of the lender. Interest on the unpaid principal amount of each advance is payable in arrears on the last day of each calendar quarter.

           The Credit Facility is secured by all the equipment purchased with the proceeds therefrom, subject to the terms of the Ericsson Equipment Purchase Agreement, as well as a pledge of the stock of the Company's subsidiaries that hold the PCS licenses.

           Scheduled maturities of long-term obligations are as follows (in millions):

                  2001         $    33.0
                  2002              53.0
                  2003              53.0
                  2004              53.0
                  2005              40.1
                  Thereafter     1,016.0
                               ---------
                    Total      $ 1,248.1
                               =========

         The indentures relating to the Notes (the "Indentures") and the Credit Facility contain certain restrictive covenants which significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, create liens, sell assets and engage in mergers and consolidations. The Credit Facility also requires the Company to maintain certain financial ratios. If the Company fails to comply with these restrictive covenants or maintain such ratios, the Company's obligation to repay all, or significant portions of, the Notes and the Credit Facility may be accelerated. The limitations in the Indentures are subject to certain qualifications and exceptions, which, in particular, allow the Company and its subsidiaries to incur additional indebtedness in certain circumstances.

           At December 31, 2000, the Company was in compliance with all covenants and financial ratios under the Indentures and the Credit Facility or had received appropriate waivers.


7.         PREFERRED STOCK

           The Preferred Stock reflected in the accompanying consolidated balance sheets is as follows:

                                                                                DECEMBER 31,
                                                                            ---------------------
                                                                              2000        1999
                                                                            ---------   ---------
                                                                               (IN THOUSANDS)
Preferred stock, $.01 par value, 1,000,000 shares authorized:
Series E Cumulative Convertible, Redeemable Preferred, 50,000 shares
  issued and outstanding at December 31, 2000 and 1999 ..................   $  76,109   $  76,109
Series F Cumulative Convertible, Redeemable Preferred, 50,000 shares
  issued and outstanding at December 31, 2000 and 1999 ..................      76,110      76,110
                                                                            ---------   ---------
       Total cumulative convertible, redeemable preferred stock .........   $ 152,219   $ 152,219
                                                                            =========   =========

Series A Convertible Preferred, 100,000 shares issued and
  outstanding in 2000 and 1999 ..........................................   $       1   $       1
Series B Convertible Preferred, 100,000 shares issued and
  outstanding in 2000 and 1999 ..........................................           1           1
Series D Convertible Preferred, 50,000 shares issued and
  outstanding in 2000 and 1999 ..........................................           1           1
                                                                            ---------   ---------
       Total preferred stock in stockholders' equity ....................   $       3   $       3
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

           During 1998, the Company issued 50,000 shares of non-voting Series E 6.5% Cumulative Convertible, Redeemable Preferred Stock (the "Series E Preferred") to SCANA Communications Holdings, Inc. ("SCANA Communications"), a wholly-owned subsidiary of SCANA Corporation, for $75 million. Concurrently, the Company also issued 50,000 shares of non-voting Series F 6.5% Cumulative Convertible, Redeemable Preferred Stock (the "Series F Preferred") to ITC Wireless, Inc., a wholly-owned subsidiary of ITC Holding Company, Inc., for $75 million. The Series E Preferred and Series F Preferred become convertible on June 22, 2003, at the option of the holder, at a rate of 68.15 shares of common stock per share of preferred stock, subject to adjustment. Each is redeemable at the option of the Company, in whole or in part, on a pro rata basis, at a redemption price of $1,500 per share plus accrued and unpaid dividends, anytime subsequent to June 22, 2003, but no later than June 1, 2010. Each has a liquidation preference over the common stock of $1,500 per share, subject to adjustment, plus accrued and unpaid dividends in the event of a liquidation, dissolution or winding up of the Company.

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

           During 1997, the Company issued 50,000 shares of non-voting Series D Convertible Preferred Stock (the "Series D Preferred") to SCANA Communications for $22.5 million. The Series D Preferred becomes convertible on March 14, 2002, at the option of the holder, at a rate of 35.29 shares of common stock per share of preferred stock, subject to adjustment. The Series D Preferred is redeemable, at the option of the Company, in whole or in part, on a pro rata basis, at a redemption price of $450 per share plus declared and unpaid dividends, anytime subsequent to June 5, 2002. The Series D Preferred has a liquidation preference of $450 per share plus declared and unpaid dividends in the event of a liquidation, dissolution or winding up of the Company.

           During 1996, the Company issued 100,000 shares of non-voting Series B Convertible Preferred Stock (the "Series B Preferred") to SCANA Communications for $75 million. The Series B Preferred becomes convertible on March 14, 2002, at the option of the holder, at a rate of 46.27 shares of common stock per share of preferred stock, subject to adjustment. The Series B Preferred is redeemable, at the option of the Company, in whole or in part, on a pro rata basis, at a redemption price of $750 per share plus declared and unpaid dividends, anytime subsequent to June 28, 2001. The Series B Preferred has a liquidation preference of $750 per share plus declared and unpaid dividends in the event of a liquidation, dissolution or winding up of the Company.

           The Company's certificate of incorporation authorizes the Board of Directors to issue, from time to time and without further stockholder action, one or more series of preferred stock and to fix the relative rights and preferences of the shares, including voting powers, dividend rights, liquidation preferences, redemption rights, and conversion privileges.

8.         STOCK-BASED COMPENSATION PLANS

      Stock Options

           Under the Powertel, Inc. 2000 Stock Option Plan, as amended (the "Stock Plan"), 3.5 million shares of common stock are reserved for issuance upon exercise of options. At December 31, 2000, 61,960 shares were subject to options outstanding under the Stock Plan. All of the Company's employees, officers, directors, consultants and advisors are eligible to receive options, restricted stock awards, or other awards under the Stock Plan. Options granted under the Stock Plan can qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986 or can be non-qualified stock options. For employees, consultants and advisors, as applicable, management recommends to the Compensation/Stock Option Committee the number of options or awards to grant based on management's analysis of the individual's performance and level of responsibility. For nonemployee directors, the Stock Plan provides that options to purchase 10,000 shares of common stock (at an exercise price equal to the fair market value of the common stock on the date of grant) are granted automatically to nonemployee directors upon their initial election or appointment to the Board.

           Under the Company's 1991 Employee Stock Option Plan (the "1991 Option Plan"), 1,845,572 shares were subject to options outstanding on December 31, 2000. The Board of Directors has determined not to issue any additional options under the 1991 Option Plan, and the 1991 Option Plan expires in 2001. Options previously granted under the 1991 Option Plan are intended to qualify as incentive stock options.

           Under the Company's Nonemployee Stock Option Plan (the "Nonemployee Plan"), 79,100 shares were subject to options outstanding on December 31, 2000. The Board of Directors has determined not to issue any additional options under the Nonemployee Plan, and the Nonemployee Plan expires in 2001.

           Options granted under the Stock Plan, the 1991 Option Plan and Nonemployee Plan generally become exercisable as to 50% of the shares on the second anniversary of the date of grant, an additional 25% on the third anniversary and the remaining 25% on the fourth anniversary. No option may be exercised more than ten years after the date of grant. Options generally are exercisable at a price established by the Compensation/Stock Option Committee equal to at least 100% of the fair market value of the common stock on the date of grant, except that the exercise price with respect to options granted to an individual who owns more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value of the common stock on the date of grant. The full exercise price for shares being purchased must be paid at the time of exercise in cash or, if permitted by the particular option agreement, in whole or in part by delivery of shares of common stock having a fair market value (on the delivery date) of not less than the exercise price.

           The Company accounts for its stock-based compensation related to the Stock Plan, the 1991 Option Plan and Nonemployee Plan under APB 25. Accordingly, no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. For SFAS 123 pro forma purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                           2000           1999            1998
                                                           ----           ----            ----
Risk-free interest rate............................        6.61%          5.31%           4.65%
Expected dividend yield............................          --             --              --
Expected lives.....................................         6.0 Yrs.       6.0 Yrs.        8.2 Yrs.
Expected volatility................................          57%            54%             50%

           Using these assumptions, the fair value of the stock options granted in 2000, 1999 and 1998 is $36.6 million, $9.7 million and $6.7 million, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined consistent with the provisions of SFAS 123, the Company's net loss and pro forma net loss per common share for 2000, 1999 and 1998 would have been as follows (in millions, except per share amounts):

                                           YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                        2000        1999         1998
                                       -------     -------     -------
Net loss:
    As reported ...................    $(222.0)    $(134.4)    $(270.8)
    Pro forma .....................     (233.3)     (141.5)     (274.6)
Net loss per common share:
    As reported ...................    $ (7.26)    $ (4.75)    $(10.02)
    Pro forma .....................      (7.63)      (5.00)     (10.12)

           Because SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

           Under the Company's 1995 Employee Restricted Stock Plan (the "Restricted Stock Plan"), 163,800 shares had been awarded through December 31, 2000. The Board of Directors has determined not to issue any additional awards under the Restricted Stock Plan. These restricted stock awards vest in three equal installments on the first, second and third anniversaries of the date of grant. The compensation associated with the restricted grants (i.e., the difference between the market price of the Company's common stock on the date of grant and the exercise price) is being amortized ratably over the three-year vesting period. Such compensation expense totaled $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Any unamortized deferred compensation is reflected as a reduction to stockholders' (deficit) equity in the accompanying consolidated balance sheets. The Restricted Stock Plan is administered by the Compensation/Stock Option Committee of the Board of Directors.

           A summary of the combined status of all stock option plans at December 31, 2000, 1999 and 1998 is presented in the following table:

                                                     NUMBER OF     WEIGHTED AVERAGE
                                                      SHARES       PRICE PER SHARE
                                                     ---------     ----------------
Outstanding at December 31, 1997                     2,370,278         $13.39
   Granted.....................................        541,192          17.71
   Forfeited...................................       (293,401)         16.80
   Exercised...................................        (28,119)         10.98
                                                     ---------
Outstanding at December 31, 1998                     2,589,950          13.93
   Granted.....................................        691,701          24.41
   Forfeited...................................       (189,341)         17.66
   Exercised...................................       (305,139)         13.24
                                                     ---------
Outstanding at December 31, 1999                     2,787,171          16.36
   Granted.....................................        639,483          94.09
   Forfeited...................................       (196,562)         50.20
   Exercised...................................     (1,243,460)         13.00
                                                     ---------
Outstanding at December 31, 2000...............      1,986,632          40.17
                                                     =========

           The following table summarizes the exercise price range, weighted average exercise price and weighted average remaining contractual life for the options outstanding as of December 31, 2000:

                                      WEIGHTED        WEIGHTED AVERAGE
 OPTIONS        EXERCISE PRICE        AVERAGE            REMAINING
OUTSTANDING         RANGE          EXERCISE PRICE     CONTRACTUAL LIFE
-----------     --------------     --------------     ----------------
    5,000       $    3.33-3.33         $  3.33           0.3 Years
   50,961            6.00-8.25            7.77           2.7 Years
  350,898           9.25-13.88           12.29           6.1 Years
  799,495          13.94-20.88           15.86           7.2 Years
  119,396          21.00-31.25           23.21           7.1 Years
   36,000          32.75-44.19           38.40           8.6 Years
   59,400          50.19-75.00           65.97           9.1 Years
  565,482         75.69-100.50           96.06           9.2 Years
---------       --------------     --------------     ----------------
1,986,632       $  3.33-100.50         $ 40.17           7.5 Years

           Total stock options exercisable at December 31, 2000 were 525,671 at a weighted average exercise price of $14.77.

      Stock Warrants

           As of December 31, 2000, the Company had outstanding approximately
1.0 million warrants to purchase its common stock. Each warrant entitles the holder to purchase 1.0705 shares of common stock at $16.95 per share (as adjusted for the June 1996 issuance of the Series A Preferred and Series B Preferred). The warrants may be exercised at any time prior to February 1, 2006.

9.         INCOME TAXES

           The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                          2000        1999        1998
                                                        -------     -------     -------
Statutory federal income tax rate ...................       (35)%       (35)%       (35)%
Increase (decrease) in income tax rate
   resulting from:
      State income taxes, net of federal benefit ....        (6)         (6)         (6)
      Valuation allowance ...........................        41          41          41
                                                        -------     -------     -------
Effective income tax rate ...........................         0%          0%          0%
                                                        =======     =======     =======

           The significant components of the Company's net deferred tax asset are as follows (in millions):

                                                                     DECEMBER 31,
                                                          --------------------------------
                                                            2000        1999        1998
                                                          --------    --------    --------
Deferred Tax Assets:
   Net operating loss carryforwards ...................   $  220.9    $  140.0    $  136.5
   Start up costs capitalized .........................       11.9        17.2        19.7
   Bond accretion capitalized .........................      104.0        71.8        46.3
   Deferred gain ......................................       30.6        34.9          --
   Other ..............................................        9.1        10.5         8.4
                                                          --------    --------    --------
                                                             376.5       274.4       210.9
                                                          --------    --------    --------
Deferred Tax Liabilities:
   Depreciation .......................................      (46.2)      (34.0)      (25.6)
   Other ..............................................       (2.4)       (2.0)       (1.5)
                                                          --------    --------    --------
                                                             (48.6)      (36.0)      (27.1)
                                                          --------    --------    --------
Net deferred tax asset before valuation allowance .....      327.9       238.4       183.8
Valuation allowance ...................................     (327.9)     (237.1)     (182.5)
                                                          --------    --------    --------
Net deferred tax asset ................................        0.0         1.3         1.3
Less: current portion .................................        0.0         1.3         1.3
                                                          --------    --------    --------
Net deferred tax asset -- non-current portion .........   $     --    $     --    $     --
                                                          ========    ========    ========

           At December 31, 2000, the Company had available net operating loss carryforwards for regular tax purposes of approximately $524 million, which will expire at various dates between 2005 and 2020, and alternative minimum tax credit carryforwards of $0.2 million, which have no expiration. The utilization of a portion of these carryforwards is subject to limitations under the Internal Revenue Code of 1986. Since management is currently unable to determine whether it is more likely than not that some portion of the net deferred tax asset will be realized, a valuation allowance of $327.9 million has been provided in the accompanying consolidated financial statements. The valuation allowance increased $90.8 million and $54.6 million in 2000 and 1999, respectively.


10.        COMMITMENTS AND CONTINGENCIES

      Leases

           Lease expense relates to the lease of office and warehouse space, land for cell sites, cell sites, dedicated lines and trunk access facilities, computer equipment, and billboards and includes leases with affiliates (Note
11). Rents charged to expense were approximately $34.7 million, $29.1 million, and $20.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

           At December 31, 2000, future minimum lease payments under noncancelable operating leases with initial remaining terms of more than one year are as follows (in millions):

                     2001                  $   34.6
                     2002                      30.3
                     2003                      24.6
                     2004                      17.5
                     2005                      13.1
                     Thereafter                27.0
                                           --------
                                           $  147.1
                                           ========

      Construction Contract

           On September 27, 1999, the Company entered into a build-to-suit construction contract (Note 5) with Crown Castle that granted Crown Castle a right of first refusal to build, acquire and lease back to the Company at $1,800 per month up to 40 tower sites to be constructed prior to December 31, 2000. As of December 31, 2000, the Company had leased 18 towers under this contract.

      Equipment Purchase Commitments

           In 1996, the Company entered into a five-year equipment purchase agreement and related vendor financing agreement (Note 6) with Ericsson Inc. for the purchase of certain network equipment and services required for the initial buildout and operation of the Company's PCS system. Under the terms of the agreement and subsequent amendments, the Company committed to purchase certain PCS network equipment and services for specific markets and utilize Ericsson as the exclusive provider of certain PCS network equipment until December 31, 2001 for all of its markets. The Company's grant of exclusivity is conditioned upon Ericsson's ability to provide sufficient quantities of PCS network equipment to meet the Company's needs in the PCS markets, provide commercial service for each PCS market by pre-defined dates, and continue to provide "state of the art" equipment. The Company's cumulative total purchases under the agreement were approximately $407 million at December 31, 2000.

      Litigation

           The Company is subject to litigation related to matters arising in the normal course of business. As of December 31, 2000 management is not aware of any asserted or pending material litigation or claims against the Company that would have a material impact.

11.        TRANSACTIONS WITH AFFILIATES

           The Company leases certain telephone lines and administrative facilities and purchases local, long-distance and other telecommunication services through its former parent, ITC Holding Company, Inc., and certain of its other subsidiaries and related parties. The total expense recorded by the Company for these services was approximately $19.7 million, $10.7 million and $10.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

           The Company purchases certain equipment, inventory and services related to the buildout and operation of its PCS business from preferred stockholders and certain of their subsidiaries. The Company's total purchases for equipment, inventory and services from these related parties were $0.1 million, $75.5 million, and $138.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.


12.        BUSINESS SEGMENT DATA

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

           The Company classifies its operations into two business segments: PCS and cellular. Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense. Intersegment revenues are not material. Summarized financial information by business segment is as follows (in millions):

                                                                  YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------------------------------
                                              2000                             1999                            1998
                                 -------------------------------   -----------------------------   -----------------------------
                                                                             CELLULAR
                                    PCS       CELLULAR   TOTALS     PCS(A)      (B)      TOTALS      PCS      CELLULAR   TOTALS
                                 -----------  --------  --------   --------  ---------  --------   --------   --------  --------
Revenues and sales ............    $  464.2    $    --  $  464.2   $  277.9   $    7.0  $  284.9   $  159.4   $   19.6  $  179.0
Depreciation and amortization..       102.7         --     102.7       88.7        0.5      89.2       65.8        1.9      67.7
Operating (loss) income .......       (96.2)        --     (96.2)    (149.5)       3.6    (145.9)    (180.3)       8.1    (172.2)
Interest expense, net .........       117.2         --     117.2      108.2         --     108.2       93.7         --      93.7
Net (loss) income .............      (212.2)        --    (212.2)    (207.6)      82.9    (124.7)    (273.9)       8.1    (265.8)
Total assets ..................     1,359.0         --   1,359.0    1,446.9         --   1,446.9    1,368.0       15.0   1,383.0
Capital expenditures ..........       158.7         --     158.7      130.5         .3     130.8      205.0        2.3     207.3

--------
(a) Includes realized gain on sale of tower assets of $49.9 million.

(b) Includes gain on sale of subsidiary of $79.3 million.

13.        QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    --------    --------    --------    --------
                                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
2000 QUARTERS:
      Revenues and sales (a) ....................................   $  100.1    $  114.3    $  119.1    $  130.7
      Operating loss ............................................      (23.3)      (16.3)      (22.2)      (34.4)
      Net loss attributable to common stockholders ..............      (52.9)      (47.2)      (54.7)      (67.2)
      Basic and diluted loss per common share ...................   $  (1.74)   $  (1.52)   $  (1.74)   $  (2.14)
1999 QUARTERS:
      Revenues and sales (a) ....................................   $   62.8    $   64.4    $   73.0    $   84.7
      Operating loss ............................................      (33.6)      (36.9)      (30.8)      (44.6)
      Net (loss) income attributable to common stockholders .....      (63.8)       60.6       (58.9)      (72.3)
      Basic (loss) earnings per common share ....................   $  (2.33)   $   2.19    $  (2.10)   $  (2.43)
      Diluted (loss) earnings per common share ..................      (2.33)       1.22       (2.10)      (2.43)
1998 QUARTERS:
      Revenues and sales (a) ....................................   $   36.4    $   41.6    $   46.2    $   54.8
      Operating loss ............................................      (36.0)      (34.2)      (41.1)      (60.9)
      Net loss attributable to common stockholders ..............      (57.7)      (57.8)      (66.7)      (88.6)
      Basic and diluted loss per common share ...................   $  (2.14)   $  (2.15)   $  (2.47)   $  (3.26)

----------------

(a) Revenues and sales have been restated for all quarters presented to reflect the Company's adoption of SAB 101 and EITF 99-19 as discussed in Note 2.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


           We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of POWERTEL, INC. and subsidiaries included in this Form 10-K and have issued our report thereon dated January 31, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/S/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 31, 2001

                         POWERTEL, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                         COLUMN A                        COLUMN B       COLUMN C       COLUMN D        COLUMN E
----------------------------------------------------   ------------   ------------   -------------   -------------

                                                        BALANCE AT     ADDITIONS       WRITEOFFS,      BALANCE AT
                                                        BEGINNING       CHARGED          NET OF          END OF
                CLASSIFICATION                          OF PERIOD      TO INCOME       RECOVERIES        PERIOD
----------------------------------------------------   ------------   ------------    ------------    ------------
FOR THE YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts ....................   $  6,544,368   $  2,912,363    $ (4,089,026)   $  5,367,705
Allowance for obsolete inventory ...................      1,523,584      2,488,758      (2,694,317)      1,318,025
                                                       ------------   ------------    ------------    ------------
                                                       $  8,067,952   $  5,401,121    $ (6,783,343)   $  6,685,730
                                                       ============   ============    ============    ============

FOR THE YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts ....................   $  4,894,690   $ 12,203,408    $(10,553,730)   $  6,544,368
Allowance for obsolete inventory ...................      1,813,394      2,255,888      (2,545,698)      1,523,584
                                                       ------------   ------------    ------------    ------------
                                                       $  6,708,084   $ 14,459,296    $(13,099,428)   $  8,067,952
                                                       ============   ============    ============    ============

FOR THE YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts ....................   $  1,768,196   $ 21,206,041    $(18,079,547)   $  4,894,690
Allowance for obsolete inventory ...................      1,178,699      1,876,220      (1,241,525)      1,813,394
                                                       ------------   ------------    ------------    ------------
                                                       $  2,946,895   $ 23,082,261    $(19,321,072)   $  6,708,084
                                                       ============   ============    ============    ============

                                  EXHIBIT INDEX


Exhibit
Number            Exhibit Description
-------           -------------------

2(a)* Agreement and Plan of Merger, dated as of August 26, 2000, as amended and restated on February 8, 2001, among Deutsche
                  Telekom AG, Powertel, Inc. and a Delaware corporation formed by Deutsche Telekom AG. (Filed as Exhibit 2.1 to Powertel's
                  Form 8-K filed August 31, 2000 (the "August 2000 Form 8-K") and incorporated herein by reference.)**

2(b)*             Agreement and Plan of Reorganization, dated as of August 26,
                  2000, as amended and restated on February 8, 2001, among VoiceStream Wireless Corporation, Powertel, Inc. and a wholly-owned subsidiary of VoiceStream Wireless Corporation.
                  (Filed as Exhibit 2.2 to the August 2000 Form 8-K and incorporated herein by reference).**

2(c)*             Asset Purchase Agreement dated December 23, 1996 by and among
                  Rural Cellular Corporation, Unity Cellular Systems, Inc.,
                  InterCel Licenses, Inc. and InterCel, Inc. (Filed as Exhibit
                  99.1 to Powertel's Form 8-K dated December 23, 1996 and incorporated herein by reference.)

2(d)*             Closing Memorandum dated May 1, 1997 by and between Rural
                  Cellular Corporation, MRCC, Inc., Unity Cellular Systems,
                  Inc., InterCel Licenses, Inc. and InterCel, Inc. (Filed as
                  Exhibit 2.2 to Powertel's Form 8-K dated May 12, 1997 and incorporated herein by reference.)**

2(e)*             Asset Purchase Agreement dated January 5, 1999 by and among
                  Public Service Cellular, Inc., Powertel, Inc., ICEL, Inc. and
                  InterCel Licenses, Inc. (Filed as Exhibit 99.1 to Powertel's
                  Form 8-K dated January 5, 1999 and incorporated herein by reference.)**

2(f)*             Closing Memorandum dated April 30, 1999 by and between Public
                  Service Cellular, Inc., Powertel, Inc., ICEL, Inc. and
                  InterCel Licenses, Inc. (Filed as Exhibit 2.2 to Powertel's
                  Form 8-K dated April 30, 1999 and incorporated herein by reference.)**

2(g)*             Asset Purchase Agreement dated March 15, 1999 by and among
                  Crown Castle International Corp., CCP Inc., Powertel Atlanta
                  Towers, LLC, Powertel Birmingham Towers, LLC, Powertel
                  Jacksonville Towers, LLC, Powertel Kentucky Towers, LLC,
                  Powertel Memphis Towers, LLC and Powertel, Inc. (Filed as
                  Exhibit 2(d) to Powertel's Form 10-K for the year ended
                  December 31, 1998 (the "1998 Form 10-K") and incorporated herein by reference.)**

2(h)*             Escrow Agreement dated March 15, 1999 by and among Crown
                  Castle International Corp., CCP Inc., Powertel Atlanta Towers,
                  LLC, Powertel Birmingham Towers, LLC, Powertel Jacksonville
                  Towers, LLC, Powertel Kentucky Towers, LLC, Powertel Memphis
                  Towers, LLC, Powertel, Inc. and SunTrust Bank. (Filed as
                  Exhibit 2(e) to the 1998 Form 10-K and incorporated herein by reference.)

3(a)*             Third Restated Certificate of Incorporation of InterCel, Inc.
                  dated June 6, 1996. (Filed as Exhibit 10(yy) to Powertel's
                  Form 10-Q filed for the quarter ended September 30, 1996 (the
                  "1996 Third Quarter 10-Q") and incorporated herein by reference.)

3(b)*             Certificate of Amendment of Restated Certificate of
                  Incorporation of InterCel, Inc. dated June 23, 1997. (Filed as
                  Exhibit 10(b) to Powertel's Form 8-K filed July 1, 1997 and incorporated herein by reference.)

Exhibit
Number            Exhibit Description
-------           -------------------

3(c)*             Certificate of Amendment of the Third Restated Certificate of
                  Incorporation of Powertel, Inc., as filed on June 16, 2000 with the Secretary of State of the State of Delaware. (Filed as Exhibit 3(i) to Powertel's Form 10-Q filed for the quarter ended June 30, 2000 and incorporated herein by reference.)

3(d)*             Restated By-Laws of InterCel, Inc. (Filed as Exhibit 3(b) to
                  Registration Statement on Form S-1, File No. 33-72734 (the
                  "1993 Form S-1"), and incorporated herein by reference.)

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

4(i)*             Certificate of Designations, Powers, Preferences and Relative,
                  Participating or Other Rights, and the Qualifications,
                  Limitations or Restrictions Thereof, of Series C Convertible
                  Preferred Stock of InterCel, Inc. (Filed as Exhibit 4(f) to
                  Powertel's Form 10-K filed for the year ended December 31, 1996 (the "1996 Form 10-K") and incorporated herein by reference.)

Exhibit
Number            Exhibit Description
-------           -------------------

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

4(m)*             Certificate of Designations, Powers, Preferences and Relative,
                  Participating or Other Rights, and the Qualifications,
                  Limitations or Restrictions Thereof, of Series E 6.5%
                  Cumulative Convertible Preferred Stock of Powertel, Inc.
                  (Filed as Exhibit 4(a) to Powertel's Form 10-Q filed for the quarter ended June 30, 1998 (the "1998 Second Quarter 10-Q") and incorporated herein by reference.)

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

10(a)*            Directors and Officers Insurance and Company Reimbursement
                  Policy. (Filed as Exhibit 10(ii) to the 1993 Form S-1 and incorporated herein by reference.)

10(b)*            Form of Indemnity Agreement. (Filed as Exhibit 10(jj) to the
                  1993 Form S-1 and incorporated herein by reference.)

10(c)* InterCel, Inc. 1995 Employee Restricted Stock Plan (as amended on November 17, 1995). (Filed as Exhibit 10(e) to the February
                  1996 Form S-1 and incorporated herein by reference.)

10(d)*            InterCel, Inc. Amended and Restated 1991 Stock Option Plan.
                  (Filed as Appendix C to Powertel's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference.)

10(e)* InterCel, Inc. Amended Nonemployee Stock Option Plan. (Filed as Exhibit 10(q) to Powertel's Form 10-K filed for the year ended December 31, 1994 (the "1994 Form 10-K") and incorporated herein by reference.)

10(f)*            Powertel, Inc. 2000 Stock Option and Incentive Plan. (Filed as
                  Appendix A to Powertel's Definitive Proxy Statement for the
                  2000 Annual Meeting of Stockholders and incorporated herein by reference.)

10(g)*            Directed Employee Benefit Trust Agreement between The Charles
                  Schwab Trust Company and InterCel, Inc. (Filed as Exhibit
                  10(jjjj) to the 1994 Form 10-K and incorporated herein by reference.)

Exhibit
Number            Exhibit Description
--------          -------------------

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

10(n)*            Credit Agreement dated as of March 4, 1996 among InterCel PCS
                  Services, Inc., as Borrower, Ericsson Inc., as Initial Lender, and Ericsson Inc., as Agent. (Filed as Exhibit 10(nn) to the
                  April 1996 Form S-1 and incorporated herein by reference.)

10(o)*            Amendment No. 1 to the Credit Agreement by and among Powertel,
                  Inc., as Borrower, Ericsson Inc., as Initial Lender, and
                  Ericsson Inc., as Agent, dated as of October 31, 1996. (Filed as Exhibit 10(ww) to the 1996 Third Quarter 10-Q and incorporated herein by reference.)

10(p)*            Amendment No. 2 to the Credit Agreement by and among Powertel,
                  Inc., as Borrower, Ericsson Project Finance A.B., as Lender, and Ericsson Inc., as Agent, dated as of March 31, 1997.
                  (Filed as Exhibit 10(e) to the 1997 Form S-4 and incorporated herein by reference.)

10(q)*            Amendment No. 3 to the Credit Agreement by and among Powertel
                  PCS, Inc., as Borrower, Goldman Sachs Credit Partners L.P., as
                  Lender, and Ericsson Inc., as Agent, dated as of June 26,
                  1997. (Filed as Exhibit 10(f) to the 1997 Form S-4 and incorporated herein by reference.)

10(r)*            Amendment No. 4 to the Credit Agreement by and among Powertel
                  PCS, Inc., as Borrower, Goldman Sachs Credit Partners L.P., as
                  Lender, and Ericsson Inc., as Agent, dated as of November 18,
                  1997. (Filed as Exhibit 10(u) to Powertel's Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") and incorporated herein by reference.)

10(s)*            Amendment No. 5 to the Credit Agreement by and among Powertel
                  PCS, Inc., as Borrower, Goldman Sachs Credit Partners L.P., as
                  Lender, and Ericsson Inc., as Agent, dated as of December 23,
                  1997. (Filed as Exhibit 10(v) to the 1997 Form 10-K and incorporated herein by reference.)

10(t)*            Acquisition Agreement dated as of March 4, 1996 between
                  InterCel PCS Services, Inc. and Ericsson Inc. (Filed as
                  Exhibit 10(rr) to the April 1996 Form S-1 and incorporated herein by reference.)

10(u)*            Amendment No. 1 to the Acquisition Agreement for Ericsson CMS
                  40 Personal Communications Systems dated as of September 2,
                  1997 between Powertel PCS, Inc. and Ericsson Inc. (Filed as
                  Exhibit 10(j) to Powertel's Form 10-Q filed for the quarter ended September 30, 1997 and incorporated herein by reference.)

10(v)*            License Agreement between LHS Communications, Inc. and
                  Powertel, Inc. dated August 2, 1996. (Filed as Exhibit 10(vv) to the 1996 Third Quarter 10-Q and incorporated herein by reference.)

Exhibit
Number            Exhibit Description
--------          -------------------

10(aa)*           Agreement between BellSouth Telecommunications, Inc. and
                  Powertel, Inc. effective as of April 1, 1997. (Filed as
                  Exhibit 10(qq) to the 1997 First Quarter 10-Q and incorporated herein by reference.)

10(bb)*           Stock Purchase Agreement dated as of May 23, 1997 between
                  InterCel, Inc. and SCANA Communications, Inc. (Filed as
                  Exhibit 10(c) to the 1997 Form S-4 and incorporated herein by reference.)

10(cc)*           Stock Purchase Agreement dated as of May 23, 1997 between
                  InterCel, Inc. and The Huff Alternative Income Fund, L.P.
                  (Filed as Exhibit 10(a) to the 1997 Form S-4 and incorporated herein by reference.)

10(dd)*           First Amendment to Interconnection Agreement between Powertel,
                  Inc. and BellSouth Telecommunications, Inc. effective as of April 1, 1997. (Filed as Exhibit 10(mm) to the 1997 Form 10-K and incorporated herein by reference.)

10(ee)* Powertel 401(k) Profit Sharing Plan (as amended and restated effective January 1, 1997, and as renamed effective July 1,
                  1997). (Filed as Exhibit 10(nn) to the 1997 Form 10-K and incorporated herein by reference.)

10(ff)*           Stock Purchase Agreement dated June 22, 1998, by and between
                  Powertel, Inc. and SCANA Communications, Inc. (Filed as
                  Exhibit 10(a) to the 1998 Second Quarter 10-Q and incorporated herein by reference.)

10(gg)*           Stock Purchase Agreement dated June 22, 1998, by and between
                  Powertel, Inc. and ITC Wireless, Inc. (Filed as Exhibit 10(b) to the 1998 Second Quarter 10-Q and incorporated herein by reference.)

10(hh)*           Amended and Restated Credit Agreement dated as of February 6,
                  1998, among Powertel PCS, Inc., the Banks and Other Financial
                  Institutions Listed on the Signature Pages thereof, Ericsson
                  Inc., as Agent, and National Westminster Bank PLC, as
                  Administrative Agent for the Lenders. (Filed as Exhibit (10(a) to the Company's Form 10-Q filed for the quarter ended March
                  31, 1998 and incorporated herein by reference.) +

10(ii)*           Letter Agreement dated April 22, 1998 by and among Powertel
                  PCS, Inc., Ericsson Inc., National Westminster Bank plc., GE
                  Capital and the lenders consenting thereto relating to the Credit Facility. (Filed as Exhibit 10(c) to the 1998 Second
                  Quarter 10-Q and incorporated herein by reference.)

10(jj)*           Stock Purchase Agreement dated May 30, 2000, between Powertel,
                  Inc. and Sonera Holding B.V. (Filed as Exhibit 10.1 to
                  Powertel's Form 8-K filed June 16, 2000 (the "June 2000 Form
                  8-K") and incorporated herein by reference.)

10(kk)*           Stock Purchase Agreement dated May 30, 2000, between Eliska
                  Wireless Ventures I, Inc. and Powertel, Inc. (Filed as Exhibit
                  10.2 to the June 2000 Form 8-K and incorporated herein by reference.)

10(ll)*           Put Agreement dated May 30, 2000, between Sonera Holding B.V.
                  and Powertel, Inc. (Filed as Exhibit 10.3 to the June 2000
                  Form 8-K and incorporated herein by reference.)

10(mm)*           Put Agreement dated May 30, 2000, between Eliska Wireless
                  Investors I, L.P., Powertel, Inc. and Sonera Holding B.V.
                  (Filed as Exhibit 10.4 to the June 2000 Form 8-K and incorporated herein by reference.)

Exhibit
Number            Exhibit Description
--------          -------------------

10(nn)*           VoiceStream Stockholders Agreement, dated as of August 26,
                  2000, between VoiceStream Wireless Corporation, Powertel,
                  Inc., John W. Stanton, Theresa E. Gillespie, PN Cellular,
                  Inc., Stanton Family Trust and Stanton Communications
                  Corporation. (Filed as Exhibit 10.1 to the August 2000 Form
                  8-K and incorporated herein by reference.)

10(oo)*           VoiceStream Stockholders Agreement, dated as of August 26,
                  2000, between VoiceStream Wireless Corporation, Powertel,
                  Inc., Sonera Corporation and Sonera Holding B.V. (Filed as
                  Exhibit 10.2 to the August 2000 Form 8-K and incorporated herein by reference.)

10(pp)*           VoiceStream Stockholders Agreement, dated as of August 26,
                  2000, between VoiceStream Wireless Corporation, Powertel,
                  Inc., GS Capital Partners, L.P., The Goldman Sachs Group,
                  Inc., Bridge Street Fund 1992, L.P. and Stone Street Fund
                  1992, L.P. (Filed as Exhibit 10.3 to the August 2000 Form 8-K and incorporated herein by reference.)

10(qq)* TDS Shareholders Agreement, dated as of August 26, 2000, between Powertel, Inc. and Telephone and Data Systems, Inc.
                  (Filed as Exhibit 10.4 to the August 2000 Form 8-K and incorporated herein by reference.)

10(rr)*           VoiceStream Stockholders Agreement, dated as of August 26,
                  2000, between VoiceStream Wireless Corporation, Powertel,
                  Inc., Hutchinson Telecommunications PCS (USA) Limited and
                  Hutchinson Telecommunications Holdings (USA) Limited. (Filed as Exhibit 10.5 to the August 2000 Form 8-K and incorporated herein by reference.)

10(ss)*           Side Letter Agreement between Powertel, Inc. and Telephone and
                  Data Systems, Inc. dated as of August 26, 2000. (Filed as
                  Exhibit 9 to Powertel's Amendment No. 1 to Schedule 13D filed with respect to VoiceStream Wireless Corporation on November
                  8, 2000 and incorporated herein by reference.)

21                Subsidiaries of Powertel, Inc.

23                Consent of Arthur Andersen LLP.

24                Powers of Attorney for the following individuals:  Campbell B.
                  Lanier, III; Allen E. Smith; Fred G. Astor, Jr.; Donald W.
                  Burton; William H. Scott, III; and Donald W. Weber (included on signature page hereto).

---------------------

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