Form 10-Q
period 2001-03-31
POWERTEL INC /DE/
filed 2001-05-11
CIK 876318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO , 19__.

                         Commission File Number: 0-23102

                             ---------------------

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
Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at May 9, 2001

     Common Stock, $0.01 par value                      33,954,619

================================================================================

                                 POWERTEL, INC.

                               INDEX TO FORM 10-Q

                                                                                                            PAGE
                                                                                                            ----
PART I                          FINANCIAL INFORMATION

               Item 1.          Financial Statements................................................          3

                                Condensed Consolidated Balance Sheets as of
                                March 31, 2001 (Unaudited) and December 31, 2000....................          3

                                Condensed Consolidated Statements of Operations
                                for the Three Months Ended March 31, 2001 and
                                2000 (Unaudited)....................................................          4

                                Condensed Consolidated Statements of Cash Flows for the
                                Three Months Ended March 31, 2001 and 2000 (Unaudited)..............          5

                                Condensed Notes to Consolidated Financial Statements
                                (Unaudited).........................................................          6

               Item 2.          Management's Discussion and Analysis of
                                Financial Condition and Results of Operations.......................          7

               Item 3.          Quantitative and Qualitative Disclosure About
                                Market Risks.......................................................          15

PART II                         OTHER INFORMATION

               Item 1.          Legal Proceedings...................................................         16

               Item 2.          Changes in Securities and Use of Proceeds...........................         16

               Item 4.          Submission of Matters to a Vote of Security Holders.................         16

               Item 6.          Exhibits and Reports on Form 8-K....................................         16

SIGNATURES

                          PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                POWERTEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   2001               2000
                                                                                -----------         -----------
                                                                                (UNAUDITED)
                                                                                     (DOLLARS IN THOUSANDS)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...........................................        $   155,999         $   168,563
   Accounts receivable, net of allowance for doubtful accounts .........             71,636              63,175
   Inventories .........................................................             35,359              35,362
   Prepaid expenses and other ..........................................             36,418              26,188
                                                                                -----------         -----------
                                                                                    299,412             293,288
                                                                                -----------         -----------

PROPERTY AND EQUIPMENT, AT COST:
   Land ................................................................              4,300                 986
   Buildings and towers ................................................            274,657             271,500
   Equipment ...........................................................            587,037             539,483
   Furniture and fixtures ..............................................             14,541              12,630
   Assets under construction ...........................................             68,652              56,008
                                                                                -----------         -----------
                                                                                    949,187             880,607
   Less:  accumulated depreciation .....................................           (281,600)           (253,321)
                                                                                -----------         -----------
                                                                                    667,587             627,286
                                                                                -----------         -----------

OTHER ASSETS:
   Licenses, net .......................................................            607,878             389,004
   Intangibles, net ....................................................            101,473                  --
   Deferred charges, investments and other, net ........................             34,584              49,432
                                                                                -----------         -----------
                                                                                    743,935             438,436
                                                                                -----------         -----------

       Total assets ....................................................        $ 1,710,934         $ 1,359,010
                                                                                ===========         ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable - trade ............................................        $    47,062         $    45,476
   Current portion of long-term obligations ............................             37,686              33,023
   Unearned revenue ....................................................             32,422              22,887
   Accrued other .......................................................             19,909              27,859
   Accrued interest ....................................................             18,274               2,782
   Accrued taxes other than income .....................................              6,467               7,302
   Accrued construction costs ..........................................              2,989              30,151
                                                                                -----------         -----------
                                                                                    164,809             169,480
                                                                                -----------         -----------

LONG-TERM OBLIGATIONS:
   12% Senior Discount Notes due February 2006 .........................            353,072             349,539
   12% Senior Discount Notes due May 2006 ..............................            356,604             346,415
   11.125% Senior Notes due June 2007 ..................................            300,000             300,000
   Long-term portion of Credit Facility ................................            206,180             219,107
   Eliska debt .........................................................            206,421                  --
   Deferred gain on sale-leaseback .....................................             72,291              74,499
   Other ...............................................................             10,242               8,777
                                                                                -----------         -----------
                                                                                  1,504,810           1,298,337
                                                                                -----------         -----------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE CONVERTIBLE, REDEEMABLE PREFERRED STOCK .....................            152,219             152,219

MINORITY INTEREST ......................................................             71,642                  --

STOCKHOLDERS' DEFICIT:
   Preferred stock .....................................................                  3                   3
   Common stock ........................................................                336                 315
   Paid-in capital .....................................................            656,515             525,100
   Accumulated deficit .................................................           (837,252)           (785,161)
   Deferred compensation ...............................................               (589)               (703)
   Treasury stock, at cost .............................................             (1,559)               (580)
                                                                                -----------         -----------
                                                                                   (182,546)           (261,026)
                                                                                -----------         -----------

       Total liabilities and stockholders' deficit .....................        $ 1,710,934         $ 1,359,010
                                                                                ===========         ===========

  The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------------------
                                                                                  2001                     2000
                                                                             --------------           --------------
                                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                                              DATA)
REVENUES AND SALES:
   Postpaid revenues ...................................................          $  72,757           $  54,883
   Prepaid revenues ....................................................             61,452              33,561
   Roaming revenues ....................................................              5,235               2,106
   Other revenues ......................................................              5,161               2,562
                                                                                  ---------           ---------
     Total service revenues ............................................            144,605              93,112
   Equipment sales .....................................................             13,665               7,001
                                                                                  ---------           ---------
       Total revenues and sales ........................................            158,270             100,113
                                                                                  ---------           ---------

OPERATING EXPENSES:
   Cost of services ....................................................             31,440              20,460
   Cost of equipment sales .............................................             43,805              29,138
   Operations ..........................................................             20,003              14,456
   Selling and marketing ...............................................             32,834              24,070
   General and administrative ..........................................             16,067              11,362
   Depreciation ........................................................             28,279              21,360
   Amortization ........................................................              6,470               2,551
                                                                                  ---------           ---------
       Total operating expenses ........................................            178,898             123,397
                                                                                  ---------           ---------

OPERATING LOSS .........................................................            (20,628)            (23,284)
                                                                                  ---------           ---------

OTHER EXPENSE (INCOME):
   Interest expense, net ...............................................             33,797              27,296
   Miscellaneous income ................................................               (413)               (106)
                                                                                  ---------           ---------
       Total other expense (income) ....................................             33,384              27,190
                                                                                  ---------           ---------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST .........................            (54,012)            (50,474)
INCOME TAX PROVISION ...................................................                 --                  --
                                                                                  ---------           ---------

NET LOSS BEFORE MINORITY INTEREST ......................................            (54,012)            (50,474)

MINORITY INTEREST ......................................................             (4,358)                 --
                                                                                  ---------           ---------

NET LOSS AFTER MINORITY INTEREST .......................................            (49,654)            (50,474)

DIVIDENDS ON CUMULATIVE CONVERTIBLE,
   REDEEMABLE PREFERRED STOCK ..........................................             (2,437)             (2,437)
                                                                                  ---------           ---------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ...........................          $ (52,091)          $ (52,911)
                                                                                  =========           =========

PER SHARE DATA:
   BASIC AND DILUTED LOSS PER COMMON SHARE .............................          $   (1.59)          $   (1.74)
                                                                                  =========           =========

   WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING .....................................             32,815              30,404
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

                                 POWERTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ---------------------------
                                                                                   2001              2000
                                                                                ---------         ---------
                                                                                  (DOLLARS IN THOUSANDS)
CASH FLOWS PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
Net loss ...............................................................        $ (49,654)        $ (50,474)
   Adjustments to reconcile net loss to net cash provided from
     (used in) operating activities:
     Minority interest in loss of Eliska Ventures ......................           (4,358)               --
     Depreciation and amortization .....................................           34,749            23,911
     Bond accretion ....................................................           13,722            18,545
     Other, net ........................................................           (1,480)           (1,372)
     Changes in assets and liabilities:
       Increase in accounts receivable .................................           (5,364)           (2,424)
       Decrease in inventories .........................................            1,517             2,221
       Decrease (increase) in other assets .............................            9,041            (1,178)
       Increase (decrease) in accounts payable, accrued expenses
         and other liabilities .........................................           14,165            (9,736)
                                                                                ---------         ---------
          Net cash provided from (used in) operating activities ........           12,338           (20,507)
                                                                                ---------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Assets of business acquired, net of cash ..........................         (297,790)               --
     Capital expenditures ..............................................          (35,706)          (15,432)
     Decrease in accrued construction costs ............................          (27,162)          (12,793)
     Other, net ........................................................               --              (463)
                                                                                ---------         ---------
          Net cash used in investing activities ........................         (360,658)          (28,688)
                                                                                ---------         ---------

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt ..........................          140,000                --
     Proceeds from sale of common stock, net ...........................          125,000                --
     Capital investment in Eliska Ventures by minority interest ........           76,000                --
     Repayments of Credit Facility .....................................           (8,264)           (3,223)
     Proceeds from exercise of stock options and warrants ..............            3,999            15,144
     Other, net ........................................................             (979)              (13)
                                                                                ---------         ---------
          Net cash provided from financing activities ..................          335,756            11,908
                                                                                ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............................          (12,564)          (37,287)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................          168,563           371,396
                                                                                ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................        $ 155,999         $ 334,109
                                                                                =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest, net .......................................        $   8,250         $   6,005

  The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

                                 POWERTEL, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to
         Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report of Powertel, Inc. on Form 10-K for the year ended December 31, 2000.

2. Certain prior year amounts have been reclassified to conform to the current period presentation.

3. On January 31, 2001, Eliska Wireless Ventures I, Inc. ("Eliska Ventures") purchased substantially all of the assets of DiGiPH PCS, Inc. and certain of its affiliates for approximately $364.2 million in total consideration, including the assumption of $63.2 million in debt owed to the Federal Communications Commission and other debt of $3.2 million. The asset purchase agreement contains certain working capital true-up provisions, which will be recorded as an adjustment to the purchase price during the second quarter of 2001. The acquisition was accounted for under the purchase method of accounting, and accordingly, the operating results of the parent of Eliska Ventures have been included in Powertel's consolidated results of operations from the date of the acquisition because the majority voting interest does not have significant capital at risk.

         The following table summarizes the assets purchased and the liabilities assumed by Eliska Ventures as well as the preliminary allocation of the purchase price to various intangibles and goodwill:

              Purchase price .........................         $297.8
              Current assets .........................            6.2
              Current liabilities ....................           (5.1)
              Property ...............................           32.9
              Debt....................................          (66.4)
              Other ..................................            3.5
              Subscriber base ........................           23.0
              Licenses ...............................          223.3
              Goodwill ...............................           80.4

         This allocation represents management's best estimate of the assets acquired by Eliska Ventures. This allocation is subject to change up to one year from the date of acquisition, but management does not currently anticipate any material changes. The subscriber base is being amortized over three years and licenses and goodwill over twenty years.

         The acquisition was financed by the following investments in the parent of Eliska Ventures:

         -        $125 million by Powertel;
         -        $75 million by Sonera Holding B.V.; and
         -        $1 million by Eliska Wireless Investors I, L.P.

         In addition, Eliska Ventures borrowed $140 million under a $200 million credit facility to fund a portion of the purchase price. The remainder of the credit facility is to be used by Eliska Ventures for working capital and other purposes. As of March 31, 2001, the interest rate on this credit facility was 9.31%. Powertel is not a borrower under, or a guarantor of, this credit facility and is not obligated to repay any amounts borrowed or owed under this credit facility.

         The minority interest on the balance sheet represents the investments by Sonera Holding B.V. and Eliska Wireless Investors I, L.P. net of 50.1% of the net loss of Eliska Ventures since the date of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Powertel, Inc. provides digital wireless personal communications services ("PCS") in the southeastern United States under the name "Powertel." Our licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 25 million people. We hold licenses to serve the Major Trading Areas ("MTAs") of Atlanta, Georgia, Jacksonville, Florida, Memphis, Tennessee/Jackson, Mississippi and Birmingham, Alabama, as well as 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee. We hold 30 MHz of spectrum licensed for PCS in each of the MTA markets, and we hold 20 MHz of spectrum licensed for PCS in all of the BTA markets except for the Knoxville, Tennessee BTA, where we hold a license for 10 MHz of spectrum. We have one of the largest contiguous licensed PCS footprints in the southeastern United States.

         We introduced our PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, have launched our PCS services in a total of 34 markets in the Southeast. In most of these markets, we were the first to offer PCS services commercially. As of March 31, 2001, we had approximately 512,000 postpaid subscribers and 596,000 prepaid subscribers.

         We recently invested $125 million for an interest in the parent of Eliska Wireless Ventures I, Inc. ("Eliska Ventures"). On January 31, 2001, Eliska Ventures purchased substantially all of the assets of DiGiPH PCS, a PCS provider that used the Global System for Mobile Communications ("GSM") technology to serve six BTAs on the Gulf Coast of Alabama, Florida and Mississippi. On February 1, 2001, we began offering our PCS services through our relationship with Eliska Ventures in the DiGiPH PCS markets, which are contiguous to our existing footprint.

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

         We incurred a net loss of $49.7 million for the three months ended March 31, 2001, primarily as a result of the significant costs, including interest expense, required to expand and maintain our PCS network, the hiring and management of personnel necessary to operate our business and market our services, the subsidization of handsets to our subscribers and the depreciation of PCS equipment and the amortization of PCS licenses and intangibles. We expect to continue incurring operating losses beyond 2001 as we continue to expand and enhance our PCS network, increase our subscriber base and subsidize the cost of handsets to our subscribers.

         Average revenues per subscriber ("RPU") in the wireless industry have gradually declined, which we believe is the result of an increasing number of casual users as wireless service becomes more prevalent, as well as intense competition within the wireless industry. We believe the potential negative impact of these trends on our earnings will be mitigated by our continued focus on offering bundled products and services designed to encourage our subscribers to purchase higher-priced rate plans and by continually introducing enhanced features such as text messaging. We also believe the potential negative impact of these trends will be mitigated in the future through the introduction of additional value-added services, primarily in the wireless data area.

         Since the introduction of our "Ready to Call" kit in October 1999 and until recently, our subscriber additions have been heavily weighted towards our prepaid service. We believe this is because our prepaid service is easy to understand, simple to use and represents a good value to a significant portion of our potential subscriber base, which might otherwise be unable or unwilling to utilize traditional wireless service. During the three months ended March 31, 2001, however, our subscriber additions were weighted towards our postpaid segment, which we believe is the result of the promotional postpaid plans we offered. We will continue to focus on balancing our two subscriber segments in order to maximize profitable subscriber growth.

         Minimizing subscriber attrition, or "churn," remains a challenge as our subscriber base grows and competition intensifies. We generated an average monthly churn rate of 5.3% for the three months ended March 31, 2001, as compared to 3.6% for the same period of 2000. We believe our increased churn rate is related to the continued growth of our prepaid subscriber base as a percentage of our overall subscriber base, as well as increased competition in our markets. We believe our emphasis on offering bundled products and services and enhanced features, as well as superior customer service, will enable us to retain our most profitable subscribers in the future.

         We use GSM technology and are a member of the GSM Alliance L.L.C. (the "GSM Alliance"). All members of the GSM Alliance have executed roaming agreements with each other, which allow GSM subscribers to roam throughout many major metropolitan areas in the United States and Canada. Additionally, we have signed a substantial number of international roaming agreements with international GSM carriers to facilitate international roaming, which we officially launched in August 1999.

RECENT DEVELOPMENTS

     Acquisition of Powertel by Deutsche Telekom

         As previously reported, on August 26, 2000, we entered into a definitive merger agreement with Deutsche Telekom. We refer to this agreement, as amended and restated as of February 8, 2001 and as amended as of April 13, 2001 and from time to time, as the "Deutsche Telekom/Powertel merger agreement." We refer to our proposed merger with a subsidiary of Deutsche Telekom, as contemplated by the Deutsche Telekom/Powertel merger agreement, as the "Deutsche Telekom/Powertel merger." If the Deutsche Telekom/Powertel merger is completed, we will become a wholly owned subsidiary of Deutsche Telekom, and each share of our common stock will be converted into the right to receive 2.6353 Deutsche Telekom ordinary shares, subject to adjustment. Each share of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock will be converted into the right to receive 122.8439 Deutsche Telekom ordinary shares, subject to adjustment. Each share of our Series D Convertible Preferred Stock will be converted into the right to receive 93.7082 Deutsche Telekom ordinary shares, subject to adjustment. Each share of our Series E 6.5% Cumulative Convertible Preferred Stock and Series F 6.5% Cumulative Convertible Preferred Stock will be converted into the right to receive, subject to adjustment: (i)
180.9449 Deutsche Telekom ordinary shares; plus (ii) 2.6353 Deutsche Telekom ordinary shares multiplied by the number of shares of our common stock representing accrued or declared but unpaid dividends on such share of preferred stock. Our stockholders may elect to receive Deutsche Telekom shares in the form of Deutsche Telekom ordinary shares, which are traded principally on the Frankfurt Stock Exchange, or Deutsche Telekom American depositary shares, which are traded on the New York Stock Exchange.

         On April 6, 2001, we paid to common stockholders of record on March 23, 2001 a stock dividend of 0.0075 of a share of Powertel common stock for each share of Powertel common stock outstanding. This stock dividend and the resulting adjustments to the conversion terms of our convertible securities had the effect of increasing by 0.75% the number of shares owned by Powertel stockholders, and, accordingly, the aggregate amount of Deutsche Telekom shares to be received by our stockholders in the Deutsche Telekom/Powertel merger.

         On March 13, 2001 at a special meeting of our stockholders, our stockholders approved and adopted the Deutsche Telekom/Powertel merger agreement. The completion of the Deutsche Telekom/Powertel merger is subject to the satisfaction of several additional closing conditions, including the completion of the merger between Deutsche Telekom and VoiceStream. The Deutsche Telekom/Powertel merger agreement also provides that, regardless of the satisfaction of the closing conditions, the Deutsche Telekom/Powertel merger will not close prior to May 31, 2001. The Deutsche Telekom/Powertel merger is more fully described in our proxy statement on Schedule 14A filed on February 9, 2001, which we refer to in this Report as the "Merger Proxy Statement."

     Acquisition of Powertel by VoiceStream

         Also, as previously reported, on August 26, 2000, we entered into a definitive agreement and plan of reorganization with VoiceStream providing for the merger of our company with a subsidiary of VoiceStream. We refer to our proposed merger with VoiceStream as the "VoiceStream/Powertel merger." We refer to our agreement and plan of reorganization with VoiceStream, as amended and restated as of February 8, 2001 and from time to time, as the "VoiceStream/ Powertel merger agreement." If the VoiceStream/Powertel merger is completed, we will become a wholly owned subsidiary of VoiceStream, and our common stock will be converted into the right to receive a "conversion number" of shares of VoiceStream common stock determined as follows:

         - 0.75 if the VoiceStream Average Closing Price (as defined below) is $112.49 or below;
         - 0.65 if the VoiceStream Average Closing Price is $129.80 or above; and
         - if the VoiceStream Average Closing Price is greater than $112.49 and less than $129.80, the quotient determined by dividing $84.37 by the VoiceStream Average Closing Price.

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

         On March 13, 2001 at special meetings of our stockholders and VoiceStream's stockholders, our stockholders and VoiceStream's stockholders approved and adopted the VoiceStream/Powertel merger agreement. The completion of the VoiceStream/Powertel merger is subject to the satisfaction of several additional closing conditions, including the termination of the merger agreement between Deutsche Telekom and VoiceStream. If the merger agreement between Deutsche Telekom and VoiceStream terminates, the VoiceStream/Powertel merger agreement would remain in effect, and we would proceed to close the VoiceStream/Powertel merger in accordance with the terms of the VoiceStream/Powertel merger agreement. The VoiceStream/Powertel merger is more fully described in the Merger Proxy Statement.

     Formation of Eliska Ventures and Acquisition of DiGiPH PCS

         On January 31, 2001, pursuant to a stock purchase agreement dated May 30, 2000 with the parent of Eliska Ventures, we purchased 12,475 shares of the Series A Preferred Stock of the parent of Eliska Ventures for $125 million. In addition, Sonera Holding B.V. ("Sonera B.V."), a wholly owned subsidiary of Sonera Corporation, invested $75 million, and Eliska Wireless Investors I, L.P. ("Eliska Investors") invested $50 million ($1 million in cash and $49 million in the form of a note), in the parent of Eliska Ventures. In connection with the formation of Eliska Ventures and pursuant to a stock purchase agreement dated May 30, 2000, Sonera B.V. also purchased $125 million of our common stock for $71.80 per share. As a result of these transactions, we have a 49.9% equity interest and a 24.95% voting interest in the parent of Eliska Ventures, Sonera B.V. has a 30.1% equity interest and a 15.05% voting interest, and Eliska Investors has a 20% equity interest and a 60% voting interest.

         Concurrently, Eliska Ventures acquired substantially all of the assets, business and operations of, and certain related liabilities of, DigiPH Holding Company, Inc., DigiPH Communication, Inc., and DiGiPH PCS, Inc., including the assignment of the FCC licenses held by DiGiPH PCS (the "Asset Acquisition"), for approximately $364.2 million, subject to certain adjustments. DiGiPH PCS previously owned licenses to provide PCS services in the Gulf Coast area of Alabama, Florida and Mississippi. In connection with the Asset Acquisition, we entered into a service agreement with Eliska Ventures for management, technical and consulting services. Pursuant to this agreement, we assist Eliska Ventures in marketing its services under the Powertel brand name, expanding distribution channels and increasing network coverage in the market areas covered by the FCC licenses acquired by Eliska Ventures. During the year ended December 31, 2000, one of our subsidiaries loaned Eliska Ventures $26.6 million to fund its pre-closing deposit and certain other expenses in connection with the Asset Acquisition. Eliska Ventures repaid this loan in full at the closing of the Asset Acquisition.

         In connection with the formation of the parent of Eliska Ventures, we entered into put agreements with both Sonera B.V. and Eliska Investors.
Under to the put agreement with Sonera B.V., between October 1, 2001 and June 30, 2002, Sonera B.V. may sell all of its interest in the parent of Eliska Ventures to us in exchange for

1,052,402 shares of our common stock. At any time, we have a right of first offer on Sonera B.V.'s stock in the parent of Eliska Ventures if Sonera B.V. desires to sell such stock to a third party. Under the put agreement with Eliska Investors, between October 1, 2001 and October 30, 2001, Eliska Investors may sell its initial $1 million interest in the parent of Eliska Ventures to us in exchange for 14,032 shares of our common stock or $1.5 million in cash. In such an event, the remaining ownership interest of Eliska Investors in the parent of Eliska Ventures would be cancelled, subject to the receipt of regulatory approvals. In addition, if Eliska Investors has fully satisfied its obligations under its promissory note to the parent of Eliska Ventures, between July 2, 2003 and July 31, 2003, Eliska Investors may exchange all of its interest in the parent of Eliska Ventures for our common stock at the existing fair market value. At any time, we have a right of first refusal with respect to Eliska Investors' interest in the parent of Eliska Ventures in the event that Eliska Investors desires to sell its stock to a third party.

         The results of operations of the parent of Eliska Ventures are included in our consolidated financial statements since the date of the Asset Acquisition.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         The following table reflects the composition of our PCS service revenue and equipment sales and related gross margins, as well as overall operating and other costs and margins. Our historical results of operations, particularly in view of our potential merger with either Deutsche Telekom or VoiceStream, will not be comparable with future periods.

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                -------------------------------
                                                                                   2001                 2000
                                                                                -----------         -----------
                                                                                    (DOLLARS IN THOUSANDS)
SERVICE REVENUES & COST ANALYSIS:
Service revenues:
   Postpaid revenues ...................................................        $    72,757         $    54,883
   Prepaid revenues ....................................................             61,452              33,561
   Roaming revenues ....................................................              5,235               2,106
   Other revenues ......................................................              5,161               2,562
                                                                                -----------         -----------
    Total service revenues .............................................            144,605              93,112
Cost of services .......................................................             31,440              20,460
                                                                                -----------         -----------
   Gross margin ........................................................        $   113,165         $    72,652
                                                                                ===========         ===========

EQUIPMENT SALES & COST ANALYSIS:
Equipment sales ........................................................        $    13,665         $     7,001
Cost of equipment sales ................................................             43,805              29,138
                                                                                -----------         -----------
   Gross margin ........................................................        $   (30,140)        $   (22,137)
                                                                                ===========         ===========

OPERATING MARGIN ANALYSIS:
Total revenues and sales ...............................................        $   158,270         $   100,113
                                                                                -----------         -----------

Operating expenses:
   Cost of services and equipment sales ................................             75,245              49,598
   Operations ..........................................................             20,003              14,456
   Selling and marketing ...............................................             32,834              24,070
   General and administrative ..........................................             16,067              11,362
   Depreciation ........................................................             28,279              21,360
   Amortization ........................................................              6,470               2,551
                                                                                -----------         -----------
    Total operating expenses ...........................................            178,898             123,397
                                                                                -----------         -----------
Operating loss .........................................................            (20,628)            (23,284)
Interest expense, net ..................................................             33,797              27,296
Miscellaneous income ...................................................               (413)               (106)
                                                                                -----------         -----------
Loss before income taxes and minority interest .........................            (54,012)            (50,474)
Income tax provision ...................................................                 --                  --
                                                                                -----------         -----------
Net loss before minority interest ......................................            (54,012)            (50,474)
Minority interest ......................................................             (4,358)                 --
                                                                                -----------         -----------
Net loss after minority interest .......................................            (49,654)            (50,474)
Dividends on cumulative convertible,
   redeemable preferred stock ..........................................             (2,437)             (2,437)
                                                                                -----------         -----------
Net loss available to common stockholders...............................        $   (52,091)        $   (52,911)
                                                                                ===========         ===========
OTHER SUPPLEMENTAL DATA:
Subscribers at end of period ...........................................          1,108,000             656,000
Capital expenditures ...................................................        $    35,706         $    15,432

         Postpaid service revenues increased $17.9 million, or 32.6%, for the three months ended March 31, 2001 as compared to the same period of 2000 which is primarily the result of our continued postpaid subscriber growth. Our postpaid subscribers grew to approximately 512,000 at March 31, 2001, from approximately 367,000 at March 31, 2000, of which approximately 58,000 net postpaid subscribers were added during the three months ended March 31, 2001 as compared to approximately 26,000 during the same period of 2000. The increase in the rate of postpaid subscriber growth is attributable primarily to our bonus weekend promotional offerings, which were first introduced in late 2000.

         RPU per postpaid subscriber increased to $52.55 for the three months ended March 31, 2001 as compared to $51.96 for the same period of 2000. We believe this increase in postpaid RPU is partially attributable to the success of our rate plans that emphasize bundled airtime and toll minutes for higher-priced plans, as well as an increase in the average minutes of use per subscriber. The remaining increase reflects an increase in the number of our subscribers who roam on other carriers' PCS networks, which is the result of increased growth and penetration by surrounding GSM carriers, as well as an increase in roaming agreements with international partners.

         Prepaid service revenues increased $27.9 million, or 83.1%, for the three months ended March 31, 2001 as compared to the same period of 2000 which is primarily the result of our continued prepaid subscriber growth. Our prepaid subscribers grew to approximately 596,000 at March 31, 2001, from approximately 289,000 at March 31, 2000, of which approximately 51,000 net prepaid subscribers were added during the three months ended March 31, 2001 as compared to approximately 84,000 during the same period of 2000. We believe the decline in the rate of prepaid subscriber growth is attributable primarily to the success of our postpaid promotions mentioned above.

         RPU per prepaid subscriber decreased to $36.80 for the three months ended March 31, 2001 as compared to $45.09 for the same period of 2000. We believe this decrease in prepaid RPU is attributable primarily to the success of both our "50% more airtime" promotion, which we introduced in the third quarter of 2000, and lower-denominated prepaid cards for airtime renewals, which we introduced in the first quarter of 2000.

         Roaming revenues (including roaming long distance) increased $3.1 million, or 148.6%, for the three months ended March 31, 2001 as compared to the same period of 2000. This increase is due primarily to an increase in the number of roamers and usage per roamer, which is the result of increased penetration levels by surrounding GSM carriers and our success in obtaining roaming agreements with these carriers. We currently have international roaming agreements with other GSM carriers in more than 70 countries.

         Other service revenues, which include activation fees and interconnection fees billed to local exchange carriers ("LECs") for connections to our PCS network, increased $2.6 million, or 101.4%, for the three months ended March 31, 2001 as compared to the same period of 2000. This increase is due primarily to the increase in amortization of deferred activation revenue due to subscriber growth, as well as a continued increase in interconnection fees as a result of increased utilization of our network by LECs.

         Cost of services includes the cost of interconnection with LEC facilities, direct cell site costs (property taxes and insurance, site lease costs and electric utilities), roaming validation (provided by a third-party clearinghouse), long distance toll costs and certain prepaid subscriber-related fees. Cost of services increased $11.0 million, or 53.7%, for the three months ended March 31, 2001 as compared to the same period of 2000. This increase is due primarily to the costs of providing service to our prepaid subscriber base, including sales commissions on prepaid card renewals, taxes and other surcharges that we do not bill to our prepaid subscribers and intelligent-network management fees. We also experienced a substantial increase in our interconnection costs due to increased usage of our network.

         We generated a negative equipment margin of 220.6% on $13.7 million of sales during the three months ended March 31, 2001 as compared to a negative 316.2% on $7.0 million of sales for the same period of 2000. The improvement in equipment margins is partially due to a continued decrease in the average cost of handsets. The remaining improvement is the result of the increase in postpaid subscriber growth since handsets sold to postpaid subscribers are not subsidized as heavily as handsets sold to prepaid subscribers. We expect to continue subsidizing the cost of handsets to all subscribers for the foreseeable future.

         Operations costs, which include the costs of managing and maintaining our PCS system, customer service, credit and collections (including bad debt) and inventory management increased $5.5 million, or 38.4%, for the three months ended March 31, 2001 as compared to the same period of 2000. Our personnel costs increased due to providing customer service through our centralized call center to the growing subscriber base and our network maintenance costs increased due to our expanding PCS network and certain equipment warranty expirations. We also increased our bad debt provisions to reflect the increase in postpaid subscriber growth.

         Selling and marketing costs increased $8.8 million, or 36.4%, for the three months ended March 31, 2001 as compared to the same period of 2000. Substantially all of this increase is attributable to increases in advertising to support our promotional campaigns and sales compensation costs resulting from the increase in postpaid subscribers.

         General and administrative costs increased $4.7 million, or 41.4%, for the three months ended March 31, 2001 as compared to the same period of 2000. This increase is partially attributable to costs associated with Eliska Ventures. The remaining increase is attributable to continued increases in personnel, facilities and computer systems costs at our corporate and regional administrative offices and information technology center to support our growing subscriber base.

         Depreciation and amortization increased $10.8 million, or 45.3%, for the three months ended March 31, 2001 as compared to the same period of 2000 due to the approximately 141 cell sites that we placed in service since March 31, 2000, as well as amortization of intangible assets related to the Asset Acquisition.

         Net consolidated interest expense increased $6.5 million, or 23.8%, for the three months ended March 31, 2001 as compared to the same period of 2000. This increase in net interest expense is primarily the result of an increase in our bond accretion expense, as well as a decrease in interest income due to a decline in cash available for investment.

         Minority interest represents the 50.1% interest in the net loss of the parent of Eliska Ventures that we do not own. We did not have a minority interest prior to the Asset Acquisition.

         The effective income tax rate for the three months ended March 31, 2001 and 2000 was 0%. We generated a net loss of $49.7 million for the three months ended March 31, 2001, and expect to incur net losses for the remainder of 2001. We will not recognize the tax benefit of these losses until management determines that it is more likely than not that such benefit is realizable.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of $156.0 million at March 31, 2001 as compared to $168.6 million at December 31, 2000. During the three months ended March 31, 2001, we had net cash provided from operating activities of $12.3 million as compared to net cash used in operating activities of $20.5 million for the same period of 2000. The cash impact of the net loss from operations totaled $49.7 million for the three months ended March 31, 2001 but was offset by $34.7 million of depreciation and amortization and $13.7 million of bond accretion on our senior discount notes.

         Cash used in investing activities was $360.7 million for the three months ended March 31, 2001 as compared to $28.7 for the same period of 2000. Investing activities for the three months ended March 31, 2001 consisted primarily of cash payments of $297.8 million for the Asset Acquisition and capital expenditures of $35.7 million.

         Cash provided from financing activities was $335.8 million for the three months ended March 31, 2001 as compared to $11.9 million for the same period of 2000. Financing activities for the three months ended March 31, 2001 consisted primarily of proceeds of $140.0 million from the issuance of long-term debt, proceeds of $125.0 million from the sale of our common stock to Sonera and the investments by minority interests in the parent of Eliska Ventures of $76.0 million. Each of these financing activities was related to the formation of Eliska Ventures and the Asset Acquisition.

         In connection with the Asset Acquisition, Eliska Ventures borrowed $140 million under a $200 million credit facility to fund a portion of the purchase price. The remainder of the credit facility is to be used by Eliska Ventures for working capital and other purposes. We are not a borrower under, or a guarantor of, this credit facility, and we are not obligated to repay any amounts borrowed or owed under this credit facility.

         Total capital expenditures, including capital expenditures for information technology and the support of the PCS business, were $35.7 million for the three months ended March 31, 2001 as compared to $15.4 million for the same period of 2000. We currently estimate that capital expenditures will total approximately $129.0 million for the remainder of 2001. These expenditures are primarily to enhance and expand our network in existing markets in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality, particularly as they relate to our prepaid service intelligent-network platform, to support our anticipated subscriber growth.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2000, the Emerging Issues Task Force issued EITF 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and classification for certain sales incentives offered by a vendor without charge to subscribers in a single exchange transaction. We will adopt EITF 00-14 in April 2001. Had we adopted EITF 00-14 for the periods presented, prepaid revenue and related cost of services for the three months ended March 31, 2001 and 2000 would have been reduced by $5.3 million and $3.0 million, respectively.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued an amendment to SFAS 133, Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133/138 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133/138 did not have a material impact upon our results of operations or financial position.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to our Form 10-K for the year ended December 31, 2000 (as filed with the Securities and Exchange Commission on March 22, 2001) for a discussion of certain legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         We pay a quarterly dividend of 6.5% per annum on our Series E 6.5% Cumulative Convertible Preferred Stock and Series F 6.5% Cumulative Convertible Preferred Stock. Although the terms of the Series E Preferred and Series F Preferred allow us to pay these dividends in stock or in cash, we are prohibited from paying cash dividends for the foreseeable future because of restrictions contained in our credit facility and the indentures relating to our outstanding bonds. Therefore, we intend to pay these quarterly dividends in common stock for the foreseeable future. During the three months ended March 31, 2001, we issued 16,902 shares of our common stock to SCANA Communications, Inc., which owns all of our Series E Preferred, and 16,902 shares of common stock to ITC Wireless, Inc., which owns all of our Series F Preferred, in payment of the quarterly dividends owed on December 15, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 13, 2001, we held a special meeting of our stockholders to vote on the following matters:

         Approval of the Deutsche Telekom/Powertel Merger Agreement. We asked the stockholders to consider and vote upon an agreement and plan of merger, dated August 26, 2000, as amended and restated as of February 8, 2001 and as further amended from time to time, among us, Deutsche Telekom and a wholly owned subsidiary of Deutsche Telekom. 24,632,767 votes were cast for the proposal by the holders of our common stock and Series A Preferred Stock, voting as a single class and with the Series A Preferred Stock voting on an as-if-converted to common stock basis. 70,614 votes were cast against the proposal, and broker non-votes and abstentions were 0 and 106,825, respectively. All outstanding shares of our Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock were cast for the proposal, with each series voting as a separate class.

         Approval of the VoiceStream/Powertel Merger Agreement. We asked the stockholders to consider and vote upon an agreement and plan of reorganization, dated August 26, 2000, as amended and restated as of February 8, 2001, among us, VoiceStream and a wholly owned subsidiary of VoiceStream. 24,667,001 votes were cast for the proposal by the holders of our common stock and Series A Preferred Stock, voting as a single class and with the Series A Preferred Stock voting on an as-if-converted to common stock basis. 35,065 votes were cast against the proposal, and broker non-votes and abstentions were 0 and 108,140, respectively. All outstanding shares of our Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock were cast for the proposal, with each series voting as a separate class.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

         None.

         (B)      REPORTS ON FORM 8-K.

         On February 2, 2001, we filed a Current Report on Form 8-K dated February 1, 2001 which reported events under Item 5 (Other Events) regarding our announcement of our preliminary financial results for the year ended December 31, 2000.

         On March 13, 2001, we filed a Current Report on Form 8-K dated March 13, 2001 which reported events under Item 5 (Other Events) regarding our announcements of (i) the results of our stockholder vote approving the Deutsche Telekom/Powertel merger and the VoiceStream/Powertel merger and (ii) the declaration of a stock dividend on our common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           POWERTEL, INC.



May 11, 2001               /s/ Allen E. Smith
                           ----------------------------------------------------
                           Allen E. Smith
                           President and Chief Executive Officer



May 11, 2001               /s/ Fred G. Astor, Jr.
                           ----------------------------------------------------
                           Fred G. Astor, Jr.
                           Executive Vice President and Chief Financial Officer
                           (Chief Accounting Officer)