Form 10-Q
period 2001-06-30
POWERTEL INC /DE/
filed 2001-08-14
CIK 876318

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

     (MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

                                       OR

     [ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________ TO ____________ , 19  .

                        COMMISSION FILE NUMBER: 0-23102

                            ------------------------

                                 POWERTEL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      58-1944750
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

      12920 SE 38TH STREET, BELLEVUE, WA                           98006
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (425) 378-4000

               1239 O.G. SKINNER DRIVE, WEST POINT, GEORGIA 31833
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          CLASS                                        OUTSTANDING AT AUGUST 14, 2001
--------------------------------------------------------- ---------------------------------------------------------
            Common Stock, $0.000001 par value                                    56,120,666

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 POWERTEL, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets.................................    3
         Consolidated Statements of Operations.......................    4
         Consolidated Statements of Cash Flows.......................    5
         Notes to Consolidated Financial Statements..................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   11

                       PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   16
Item 2.  Changes in Securities and Use of Proceeds...................   16
Item 3.  Defaults Upon Senior Securities.............................   16
Item 4.  Submission of Matters to a Vote of Security Holders.........   16
Item 5.  Other Information...........................................   16
Item 6.  Exhibits and Reports on Form 8-K............................   16

                                 POWERTEL, INC.

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS


                                                              JUNE 30, 2001     DECEMBER 31, 2000
                                                               ----------          ----------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $   55,625          $  168,563
  Accounts receivable, net of allowance for doubtful
     accounts of $15,500 and $5,368, respectively...........       64,169              63,175
  Inventory.................................................       29,001              35,362
  Deposits and other current assets.........................       30,142              26,188
                                                               ----------          ----------
          Total current assets..............................      178,937             293,288
Property and equipment, net of accumulated depreciation of
  $18,176 and $253,321, respectively........................      735,438             627,286
Goodwill, net of accumulated amortization of $20,554........    4,861,077                  --
Licensing costs and other intangible assets, net of
  accumulated amortization of $8,686 and $47,817,
  respectively..............................................    1,805,054             438,436
Other assets................................................       73,056                  --
                                                               ----------          ----------
                                                               $7,653,562          $1,359,010
                                                               ==========          ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $   25,215          $   45,476
  Accrued liabilities.......................................      120,869              37,943
  Deferred revenue..........................................       32,541              22,887
  Construction accounts payable.............................       16,730              30,151
  Payable to affiliates.....................................      273,774                  --
  Current portion of long-term debt.........................      760,518              33,023
                                                               ----------          ----------
          Total current liabilities.........................    1,229,647             169,480
Long-term debt..............................................      521,936           1,298,337
Deferred federal income tax.................................      246,124                  --
Minority interest in equity of consolidated subsidiary......       57,800                  --

Commitments and contingencies (see Note 7)

Cumulative convertible, redeemable preferred stock..........           --             152,219
Shareholders' equity:
  Preferred stock...........................................           --                   3
  Common stock: $.000001 and $.01 par value, and paid in
     capital; 100,000,000 shares authorized, 56,120,666 and
     31,525,638 issued and outstanding......................    5,653,950             525,415
  Accumulated deficit.......................................      (50,504)           (785,161)
  Deferred compensation.....................................       (5,391)               (703)
  Treasury stock, at cost -- 56,438 shares at December 31,
     2000...................................................           --                (580)
                                                               ----------          ----------
          Total shareholders' equity (deficit)..............    5,598,055            (261,026)
                                                               ----------          ----------
                                                               $7,653,562          $1,359,010
                                                               ==========          ==========

          See accompanying notes to consolidated financial statements.

                                 POWERTEL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                              THREE MONTH PERIODS                                SIX MONTH PERIODS
                                -----------------------------------------------    ----------------------------------------------
                                JUNE 1, 2001     APRIL 1, 2001    THREE MONTHS     JUNE 1, 2001      JANUARY 1,      SIX MONTHS
                                   THROUGH          THROUGH           ENDED           THROUGH       2001 THROUGH        ENDED
                                JUNE 30, 2001    MAY 31, 2001     JUNE 30, 2000    JUNE 30, 2001    MAY 31, 2001    JUNE 30, 2000
                                -------------    -------------    -------------    -------------    ------------    -------------
Revenues:
  Subscriber revenues.........    $ 28,820         $ 58,656         $ 60,357         $ 28,820        $ 133,143        $ 116,258
  Prepaid revenues............      14,968           32,836           33,859           14,968           83,747           62,424
  Roamer revenues.............       2,869            3,627            3,123            2,869            8,861            5,229
  Equipment sales.............       3,708            6,182            5,965            3,708           19,847           12,966
  Affiliate and other
    revenues..................         726            1,865            2,381              726            4,655            2,693
                                  --------         --------         --------         --------        ---------        ---------
         Total revenues.......      51,091          103,166          105,685           51,091          250,253          199,570
                                  --------         --------         --------         --------        ---------        ---------
Operating expenses:
  Cost of service.............      11,447           23,945           22,253           11,447           58,169           39,833
  Cost of equipment sales.....      15,860           25,069           21,330           15,860           68,845           50,468
  General and
    administrative............      13,985           27,667           25,038           13,985           60,144           48,242
  Sales and marketing.........      13,332           29,786           28,505           13,332           64,377           51,841
  Depreciation and
    amortization..............      47,416           27,516           24,856           47,416           62,265           48,767
                                  --------         --------         --------         --------        ---------        ---------
         Total operating
           expenses...........     102,040          133,983          121,982          102,040          313,800          239,151
                                  --------         --------         --------         --------        ---------        ---------
Operating (loss) income.......     (50,949)         (30,817)         (16,297)         (50,949)         (63,547)         (39,581)
                                  --------         --------         --------         --------        ---------        ---------
Other income (expense):
  Interest and financing
    expense...................     (10,025)         (26,167)         (34,336)         (10,025)         (63,576)         (67,910)
  Interest income and other
    expense, net..............      (2,776)           2,643            5,886           (2,776)         (26,216)          12,270
                                  --------         --------         --------         --------        ---------        ---------
         Total other income
           (expense)..........     (12,801)         (23,524)         (28,450)         (12,801)         (89,792)         (55,640)
                                  --------         --------         --------         --------        ---------        ---------
Net loss before income tax
  benefit.....................     (63,750)         (54,341)         (44,747)         (63,750)        (153,339)         (95,221)
Income tax benefit............      13,246               --               --           13,246               --               --
                                  --------         --------         --------         --------        ---------        ---------
                                  --------         --------         --------         --------        ---------        ---------
  Net loss....................     (50,504)         (54,341)         (44,747)         (50,504)        (153,339)         (95,221)
                                  --------         --------         --------         --------        ---------        ---------
Dividends on cumulative
  redeemable preferred
  stock.......................          --               --           (2,438)              --               --           (4,875)
                                  --------         --------         --------         --------        ---------        ---------
Net loss attributable to
  common shareholders.........    $(50,504)        $(54,341)        $(47,185)        $ 50,504)       $(153,339)       $ 100,096)
                                  ========         ========         ========         ========        =========        =========

          See accompanying notes to consolidated financial statements.

                                 POWERTEL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                         JUNE 1, 2001     JANUARY 1, 2001    SIX MONTHS
                                                            THROUGH           THROUGH           ENDED
                                                         JUNE 30, 2001     MAY 31, 2001     JUNE 30, 2000
                                                         -------------    ---------------   -------------
Operating activities:
  Net loss.............................................    $(50,504)         $(153,339)       $(95,221)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization.....................      47,416             62,265          48,767
     Amortization of debt discount and premium.........          57             17,231              --
     Bond accretion....................................          --                 --          37,640
     Income tax benefit................................     (13,246)                --              --
     Allowance for bad debts...........................         334               (402)             --
     Other, net........................................        (640)            (2,067)         (2,743)
  Changes in operating assets and liabilities, net of
     effects from consolidating acquired interests:
     Accounts receivable...............................      (6,646)             5,652          (8,632)
     Inventory.........................................       8,445             (2,084)          4,904
     Prepaid expenses and other current assets.........      (1,231)             2,723          (3,152)
     Accounts payable and accrued expenses.............      15,277             34,154         (14,640)
                                                           --------          ---------        --------
          Net cash used in operating activities........        (738)           (35,867)        (33,077)
                                                           --------          ---------        --------
Investing activities:
  Purchases of property and equipment..................     (25,219)          (111,291)        (59,668)
  Acquisitions of wireless properties, net of cash
     acquired..........................................          --           (297,790)             --
  Sales of short-term investments, net.................          --                 --          16,223
  Investments in and advances to unconsolidated
     affiliates........................................          --                 --         (27,250)
                                                           --------          ---------        --------
          Net cash used in investing activities........     (25,219)          (409,081)        (70,695)
                                                           --------          ---------        --------
Financing activities:
  Net proceeds from stock and the exercise of stock
     options and warrants..............................          --            130,149          19,035
  Long-term debt borrowings............................          --            140,000              --
  Long-term debt repayments............................    (253,857)           (14,538)         (6,447)
  Net receipts from related parties....................     248,774            101,000              --
  Other................................................          --              6,439            (111)
                                                           --------          ---------        --------
          Net cash provided by (used in) financing
            activities.................................      (5,083)           363,050          12,477
                                                           --------          ---------        --------
Change in cash and cash equivalents....................     (31,040)           (81,898)        (91,295)
Cash and cash equivalents, beginning of period.........      86,665            168,563         371,396
                                                           --------          ---------        --------
Cash and cash equivalents, end of period...............    $ 55,625          $  86,665        $280,101
                                                           ========          =========        ========
Supplemental disclosure of cash flow information:
  Cash paid for interest...............................    $ 28,300          $   8,257        $ 28,975
---------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                 POWERTEL, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION

     Powertel, Inc ("Powertel," "we" or the "Company") was incorporated in Delaware in April 1991 under the name Intercel, Inc. In June 1997, we changed our name to Powertel, Inc. We currently provide personal communication services ("PCS") in the southeastern United States using the Global System for Mobile Communications, or GSM technology. Prior to April 30, 1999, we also provided cellular telephone services in contiguous portions of eastern Alabama and western Georgia under the name "Intercel."

     On January 31, 2001, Eliska Wireless Ventures I, Inc. ("Eliska Ventures") a joint venture between Powertel, Inc., Sonera Holding B.V., and Eliska Wireless Investors I, L.P. purchased substantially all of the assets of DiGiPH PCS, Inc. and certain of its affiliates for approximately $364.2 million in total consideration, including the assumption of $63.2 million in debt owed to the Federal Communications Commission and other debt of $3.2 million. The acquisition was accounted for under the purchase method of accounting, and accordingly, the operating results of Eliska Ventures have been included in Powertel's consolidated results of operations from the date of the acquisition because the majority interests do not have significant capital at risk. Powertel owns a 49.9% minority interest in the joint venture.

     On May 31, 2001 Deutsche Telekom AG, ("Deutsche Telekom") acquired 100% of the common shares of Powertel. The merger qualified as a tax-free reorganization. Each Powertel shareholder received 2.6353 Deutsche Telekom shares for each Powertel common share. Deutsche Telekom transferred all of its Powertel shares to T-Mobile International AG ("T-Mobile"). T-Mobile is a wholly owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's GSM wireless operations primarily in Europe and the United States. Upon consummation of the merger (hereafter referred to as "the T-Mobile merger"), Powertel common shares were deregistered and delisted from NASDAQ and are no longer publicly traded.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and Financial Statement Presentation

     The unaudited consolidated financial statements of Powertel and its consolidated subsidiaries include the accounts of all majority and minority-owned subsidiaries that are controlled by Powertel. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of Powertel for the three and six months ended June 30, 2001 and 2000 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Such adjustments include those of a normal, recurring nature and those related to the T-Mobile merger as described below. The operating results for the interim periods presented herein are not necessarily indicative of results of operations for the entire year. Reference should be made to the consolidated financial statements included in Powertel's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts for 2000 have been reclassified to conform with current period classifications.

     As a result of the T-Mobile merger and the push down accounting that resulted, we have adjusted the basis of our assets, liabilities and shareholder's equity to reflect fair value on the closing date of the merger. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to those prior to the merger. The consolidated financial statements of Powertel for the three and six months ended June 30, 2001 are each presented as two distinct periods, the two and five months prior to the merger, and the period from June 1, 2001 to June 30, 2001, subsequent to the merger.

     Loss per Common Share

     We no longer present loss per share information as all of our common shares are owned by T-Mobile.

                                 POWERTEL, INC.

                                  (UNAUDITED)

     Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The statements establish accounting and reporting standards for derivative instruments and hedging activities and require recognition of all derivatives as either assets or liabilities measured at fair value. Changes to the fair value of derivatives are recognized in earnings unless specific hedge accounting criteria are met. We adopted the provisions of these accounting standards as of January 1, 2001 with no material impact on our financial position and results of operations.

     In June 2001 the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill and other intangible assets with indefinite lives resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of our goodwill and any intangible assets with indefinite lives; however, we will be required to test goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs.

3. BUSINESS COMBINATIONS AND OTHER TRANSACTIONS

     T-Mobile Merger

     As a result of the T-Mobile merger, we adjusted the basis of our assets, liabilities and shareholder's equity to reflect the allocation of the purchase price in the T-Mobile merger (see Note 2). These non-cash adjustments, which have not been finalized and may be subject to change, resulted in the following changes to our balance sheet at May 31, 2001 (dollars in thousands):

ASSETS
Other current assets........................................  $  (29,812)
Licenses and other intangibles (excluding goodwill).........   1,231,558
Goodwill....................................................   4,801,211
Other long-term assets......................................      70,819
                                                              ----------
                                                              $6,073,776
                                                              ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Other current liabilities...................................  $   40,955
Long-term debt..............................................      72,791
Deferred tax liability......................................     259,370
Common stock and additional paid in capital.................   4,792,231
Deferred compensation.......................................      (5,546)
Deficit.....................................................     913,975
                                                              ----------
                                                              $6,073,776
                                                              ==========

                                 POWERTEL, INC.

                                  (UNAUDITED)

     Unaudited Pro Forma Operating Results

     The following are the unaudited pro forma operating results, assuming that Powertel's business combinations occurred on January 1 of each of the respective years (dollars in thousands):

                                                      FOR THE SIX MONTHS ENDED
                                                              JUNE 30,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
Total revenues......................................  $ 301,344      $ 212,271
Net loss............................................  $(302,169)     $(197,323)

4. PROPERTY AND EQUIPMENT

     Our property and equipment were adjusted to fair value at May 31, 2001(see
Note 2). The accumulated depreciation balance at June 30, 2001 includes depreciation expense for one month.

                                                 USEFUL LIVES      JUNE 30,    DECEMBER 31,
                                               AT JUNE 30, 2001      2001          2000
                                               ----------------    --------    ------------
(DOLLARS IN THOUSANDS)                                         (UNAUDITED)
Land, buildings and improvements.............    5 - 40 years      $ 22,748     $  24,732
Wireless communications systems..............    5 - 10 years       644,578       665,472
Furniture and equipment......................    3 -  5 years        42,906       135,817
                                                                   --------     ---------
                                                                    710,232       826,021
Accumulated depreciation.....................                       (18,176)     (253,321)
                                                                   --------     ---------
                                                                    692,056       572,700
Construction in progress.....................                        43,382        54,586
                                                                   --------     ---------
                                                                   $735,438     $ 627,286
                                                                   ========     =========

     Depreciation expense was $40.1 million and $22.3 million for the three months ended June 30, 2001 and 2000, respectively, and $68.4 million and $43.7 million for the six months ended June 30, 2001 and 2000, respectively.

5. LICENSING COSTS AND OTHER INTANGIBLE ASSETS

     Our intangible assets were adjusted to fair value at May 31, 2001 (see Note
2). The accumulated amortization at June 30, 2001 includes amortization expense for one month. Also, effective June 1, 2001 we have changed our amortization period for all licenses from 40 to 20 years to conform with T-Mobile policy.

                                               USEFUL LIVES AT     JUNE 30,     DECEMBER 31,
                                                JUNE 30, 2001        2001           2000
                                               ---------------    ----------    ------------
(DOLLARS IN THOUSANDS)                                          (UNAUDITED)
License costs................................       20 years      $1,761,581      $426,158
Subscriber list..............................        3 years          51,382            --
Other intangible assets......................   3 -  5 years             777        60,095
                                                                  ----------      --------
                                                                   1,813,740       486,253
Accumulated amortization.....................                         (8,686)      (47,817)
                                                                  ----------      --------
                                                                  $1,805,054      $438,436
                                                                  ==========      ========

     Amortization expense, excluding goodwill amortization, was $14.2 million and $2.6 million for the three months ended June 30, 2001 and 2000, respectively, and $20.7 million and $5.1 million during the six months ended June 30, 2001 and 2000, respectively. Goodwill amortization was $20.6 million for the three months ended June 30, 2001 and no goodwill amortization was recorded for the same period in 2000, and $20.6 million for the six months ended June 30, 2001 and no goodwill amortization was recorded for the same period in 2000.

                                 POWERTEL, INC.

                                  (UNAUDITED)

6. LONG-TERM DEBT

     Long-term debt was adjusted to fair value at May 31, 2001 (see Note 2). The adjustment resulted in a premium of $72.8 million to the carrying value of our fixed rate long-term debt. This premium will be amortized to reduce interest expense over the remaining term of the related debt.

                                                              JUNE 30,      DECEMBER 31,
                                                                2001            2000
                                                             -----------    ------------
(DOLLARS IN THOUSANDS)                                       (UNAUDITED)
Senior Notes:
  12% Senior Discount Notes due February 2006..............  $  357,470      $  349,539
  12% Senior Discount Notes due May 2006...................     360,000         346,415
  11.125% Senior Notes due June 2007.......................     300,000         300,000
Long-term portion of the Eliska credit facility............     196,421         219,107
Other......................................................          --          83,276
                                                             ----------      ----------
                                                              1,213,891       1,298,337
Unamortized premium (discount), net........................      68,563              --
Current portion unamortized premium........................     (43,048)             --
Current portion long-term obligations......................    (717,470)         33,023
                                                             ----------      ----------
                                                             $  521,936      $1,331,360
                                                             ==========      ==========

     On May 31, 2001, we issued a notice of redemption for all of our 12% Senior Discount Notes due February 1, 2006 and all of our 12% Senior Discount Notes due May 1, 2006, as supplemented by the First Supplemental Indenture, dated June 16, 1998, between Powertel and Bankers Trust Company, as trustee, at a redemption price of 106% per note, together with accrued and unpaid interest to June 30, 2001, the redemption date. The redemption price, plus accrued and unpaid interest to the redemption date, in respect of the February 2006 and the May 2006 Notes, was paid on July 2, 2001, the first business day after the redemption date. The repayment of this debt was financed through loans from Deutsche Telekom on July 2, 2001.

     On June 29, 2001, we paid off our credit facility for vendor financing of network equipment totaling $243 million with a loan from Deutsche Telekom which is shown on the accompanying financial statements as payable to affiliate.

     Maturities

     The aggregate amounts of principal maturities of long-term debt at June 30, 2001 are as follows (dollars in thousands):

Twelve months ending June 30, 2002................        $  717,470
  Remainder of 2002...............................                --
  Year ending:
     2003.........................................            17,712
     2004.........................................            21,212
     2005.........................................            31,712
  Thereafter......................................           425,785
                                                          ----------
                                                          $1,213,891
                                                          ==========

                                 POWERTEL, INC.

                                  (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES

     Commitments

     Future minimum payments required under operating leases and agreements that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2001, are summarized below (dollars in thousands):

Twelve months ending June 30, 2002................         $ 28,620
  Remainder of 2002...............................           14,491
  Year ending:
     2003.........................................           29,883
     2004.........................................           31,678
     2005.........................................           32,905
  Thereafter......................................           60,120
                                                           --------
                                                           $197,697
                                                           ========

     Aggregate rental expense for all operating leases was $10.9 million and $7.0 million for the three months ended June 30, 2001 and 2000, respectively, and $21.1 million and $13.9 million during the six months ended June 30, 2001 and 2000, respectively.

8. PREFERRED STOCK

     Our preferred stock is no longer outstanding as a result of the T-Mobile merger.

9. RELATED PARTY TRANSACTIONS

     On May 31, 2001, we received a loan from VoiceStream Wireless Corporation for $25 million, and on June 29, 2001, we received approximately $248 million from Deutsche Telekom. These amounts are reflected as related party payables at June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

     Information contained or incorporated by reference herein that is not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Powertel operates; technology changes; competition; changes in business strategy or development plans; the high leverage of Powertel; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against Powertel; and other factors referenced in Powertel's filings with the Securities and Exchange Commission. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. Powertel disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

     The following is a discussion and analysis of the consolidated financial condition and results of operations of Powertel and should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2000. Due to the stage of development of our personal communications services ("PCS") operations and the significance of recent mergers, including the change in control due to the T-Mobile merger, and other transactions, our operating results for prior periods may not be indicative of future performance.

     Unless the context requires otherwise, "Powertel", "we", "our" and "us" include us and our predecessors and subsidiaries.

OVERVIEW

     We provide PCS service in the southeastern United States through the ownership and operation of PCS licenses and through our ownership in joint ventures that own and operate similar licenses. The following chronology highlights the key events in the periods covered by these financial statements.

     - In the first quarter of 2001 we invested $125 million for an interest in the parent of Eliska Wireless Ventures I, Inc. ("Eliska Ventures"). On January 31, 2001, Eliska Ventures purchased substantially all of the assets of DiGiPH PCS (the "DiGiPH Acquisition"), a PCS provider that used the Global System for Mobile Communications ("GSM") technology to serve six BTAs on the gulf coast of Alabama, Florida and Mississippi. On February 1, 2001, we began offering our PCS services through our relationship with Eliska Ventures in the DiGiPH PCS markets, which are contiguous to our existing footprint.

     - On May 31, 2001 Deutsche Telekom AG, ("Deutsche Telekom") acquired 100% of the common shares of Powertel. The merger qualified as a tax-free reorganization. Each Powertel shareholder received 2.6353 Deutsche Telekom shares for each Powertel common share. Deutsche Telekom transferred all of its Powertel shares to T-Mobile International AG ("T-Mobile"). T-Mobile is a wholly owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's GSM wireless operations primarily in Europe and the United States. Upon consummation of the merger (hereafter referred to as "the T-Mobile merger"), Powertel common shares were deregistered and delisted from NASDAQ and are no longer publicly traded.

     Upon completion of the T-Mobile merger, members of the management of VoiceStream Wireless Corporation ("VoiceStream") replaced the management of Powertel. Subsequent to our merger with

T-Mobile, all of Powertel's markets will be relaunched under the VoiceStream brand. We will market, provide and bill our services under the VoiceStream brand and will not compete with VoiceStream in the markets we serve. Our wireless network will also be fully integrated with VoiceStream's network such that, from a customer's perspective, our services will be indistinguishable from VoiceStream's.

     As a result of the T-Mobile merger and the push down accounting that resulted, we have adjusted the basis of our assets, liabilities and shareholder's equity to reflect fair value on the closing date of the merger. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger are not comparable to those prior to the merger. The consolidated financial statements of Powertel for the three and six months ended June 30, 2001 are each presented as two distinct periods, the two and five months prior to the merger, and the period from June 1, 2001 to June 30, 2001, subsequent to the merger. The following discussion and analysis refers to the results and activities for the three months and six months ended June 30, 2001. Where necessary, we have provided explanations to improve comparability between the pre-merger and post-merger activity.

     Operating markets

     Our licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 25 million people. We hold licenses to serve the Major Trading Areas ("MTAs") of Atlanta, Georgia, Jacksonville, Florida, Memphis, Tennessee/Jackson, Mississippi and Birmingham, Alabama, as well as 13 Basic Trading Areas ("BTAs") in Kentucky and Tennessee. As a result of the Eliska Ventures purchase of DiGiPH, our relationship with Eliska Ventures allows us to offer our services in six BTAs on the gulf coast of Alabama, Florida and Mississippi. We have one of the largest contiguous PCS license footprints in the southeastern United States.

     We introduced our PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama and, to date, have launched our PCS services in a total of 34 markets in the Southeast. In most of these markets, we were the first to offer PCS services commercially. As of June 30, 2001, we had approximately 554,600 postpaid subscribers and approximately 627,000 prepaid customers.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

     Since the introduction of our "Ready to Call" kit in October 1999 and until recently, our subscriber additions have been heavily weighted towards our prepaid service. We believe this is because our prepaid service is easy to understand, simple to use and represents a good value to a significant portion of our potential customer base, which might otherwise be unable or unwilling to utilize traditional wireless service. During the three months ended June 30, 2001, however, our customer additions were weighted towards our postpaid service, which we believe is the result of the promotional postpaid plans we offered.

     We will begin marketing our services under the VoiceStream brand and the "Get More" marketing strategy, including an advertising campaign featuring Jamie Lee Curtis, and associated pricing strategy beginning in the third quarter of 2001.

     Postpaid service revenues increased $27.1 million, or 44.9%, for the three months ended June 30, 2001 and $45.7 million, or 39.3%, for the six months ended June 30, 2001, as compared to the same periods in 2000. The increases are primarily the result of our continued subscriber growth. Our postpaid subscribers grew to approximately 554,600 at June 30, 2001, from approximately 383,000 at June 30, 2000. Approximately 51,000 and 109,000 net postpaid subscribers were added during the three and six months ended June 30, 2001, respectively, as compared to approximately 16,000 and 42,000 for the same periods in 2000. The increase in the rate of postpaid subscriber growth is attributable primarily to our 50-State Rate plans, our "50% more minutes" promotional offering which was introduced in the first quarter of 2000, and to bonus weekend promotional offerings which were first introduced in late 2000.

     Total service revenue per average postpaid subscriber ("ARPU") decreased to $53.85 for the three months ended June 30, 2001 as compared to $53.95 for the same period in 2000. Overall postpaid ARPU increased to $55.40 for the six months ended June 30, 2001 as compared to $53.45 for the same period in 2000. The overall increase in postpaid ARPU reflects a success in our efforts to market rate plans that emphasize bundled airtime and toll minutes for higher priced plans, as well as an increase in the average minutes of use per customer.

     Prepaid service revenues increased $14.0 million, or 41.2%, for the three months ended June 30, 2001, and $36.3 million, or 58.1%, for the six months ended June 30, 2001, as compared to the same periods of 2000. Our prepaid customers grew to approximately 627,000 at June 30, 2001, from approximately 344,000 at June 30, 2000. Approximately 17,000 and 67,000 net prepaid customers were added during the three and six months ended June 30, 2001, respectively, as compared to approximately 55,000 and 139,000 for the same periods in 2000. We believe the decline in the rate of prepaid subscriber growth is attributable primarily to the success of our postpaid promotions mentioned above.

     ARPU per prepaid customer decreased to $26.24 and $29.10 for the three and six months ended June 30, 2001, respectively, as compared to $34.66 and $36.27 for the same periods in 2000. We believe the decrease in prepaid ARPU is primarily attributable to our "50% more airtime" promotion, which we introduced in the third quarter of 2000, and to lower-denominated prepaid cards for airtime renewals, which we introduced in the first quarter of 2000.

     Roamer revenues (including roaming long distance) increased $3.4 million, or 108.0%, for the three months ended June 30, 2001, and $6.5 million, or 124.3%, for the six months ended June 30, 2001, as compared to the same periods in 2000. The increase is primarily due to subscriber growth and our expanded coverage area in 2001 as compared to 2000.

OPERATING EXPENSES

     Cost of service expenses represent network operating expenses incurred in operational markets including the cost of interconnection with LEC facilities, direct cell site costs (property taxes and insurance, site lease costs and electric utilities), roaming validation (provided by a third-party clearinghouse) and long distance toll costs. Cost of service expenses increased $13.1 million, or 59.0%, for the three months ended June 30, 2001, and $29.8 million, or 74.8%, for the six months ended June 30, 2001, as compared to the same periods in 2000. The increase is due primarily to the costs of providing service to our growing prepaid customer base. We also experienced a substantial increase in our interconnection costs due to increased usage of our network.

     Cost of equipment sales increased primarily due to the increase in the number of handsets sold. The volume increase is correlated to our customer base growth. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we sell handsets below cost to respond to competition for new customers. Such handset subsidies are common industry practice and we expect it to remain so for the foreseeable future.

     Selling and marketing costs increased $14.6 million, or 51.3%, for the three months ended June 30, 2001 and $25.9 million, or 49.9% for the six months ended June 30, 2001, as compared to the same periods in 2000. Substantially all of this increase is attributable to increases in advertising to support our promotional campaigns and sales compensation costs resulting from the increase in postpaid subscribers.

     General and administrative costs increased $16.6 million, or 66.4%, for the three months ended June 30, 2001 and $25.9 million, or 53.7% for the six months ended June 30, 2001, as compared to the same periods in 2000. The increase is primarily attributable to an increase in personnel costs related to information technology, facilities and computer systems costs to support our growing customer base. The increase is also partially attributable to costs associated with Eliska Ventures. In connection with the T-Mobile merger certain of our administrative and operational functions are being transitioned to VoiceStream, a subsidiary of T-Mobile.

     Depreciation and amortization increased $50.1 million, or 201.5%, for the three months ended June 30, 2001 and increased $60.9 million, or 124.9%, for the six months ended June 30, 2001, as compared to the same periods in 2000. The increase is due to the amortization of intangible assets related to the T-Mobile merger as well as to the approximately 230 cell sites that we placed in service since June 30, 2000.

OTHER INCOME (EXPENSE)

     Interest and financing expense increased $1.9 million, or 5.4%, for the three months ended June 30, 2001, and $5.7 million, or 8.4%, for the six months ended June 30, 2001, as compared to the same periods in 2000. The increase is primarily the result of an increase in our bond accretion expense.

     Interest income and other expenses decreased $6.9 million for the three months ended June 30, 2001 and $9.2 million, or 74.8%, for the six months ended June 30, 2001, as compared to the same periods in 2000. The decrease is the result of $4.8 million in amortization expense related to exchange rights associated with the Eliska joint venture. Additionally, interest income decreased due to a decline in cash available for investment.

     We recorded a $13.2 million income tax benefit in June 2001 to reflect a decrease in the deferred tax liability, which was recorded as a purchase price adjustment as a result of the T-Mobile merger.

NET LOSS

     We incurred a net loss of $149.8 million and $203.8 million for the three and six months ended June 30, 2001, respectively. The loss is primarily due to the significant costs, including interest expense, required to expand and maintain our PCS network, the subsidization of handsets to our customers and the depreciation of PCS equipment. A significant component of the loss is also attributable to the amortization of licenses and intangibles related to the T-Mobile merger.

LIQUIDITY AND CAPITAL RESOURCES

     Mergers, Acquisitions, Investments and Capital Expenditures

     Total capital expenditures, including capital expenditures for information technology and the support of the business, were $136.5 million for the six months ended June 30, 2001, as compared to $59.7 million for the same period of 2000. These expenditures are primarily to enhance and expand our network in existing markets in order to increase capacity and to satisfy customer needs and competitive requirements. We will continue to upgrade our network capacity and service quality to support our anticipated customer growth.

     Financing Activities

     In connection with the DiGiPH acquisition, Eliska Ventures borrowed $140 million under a $200 million credit facility to fund a portion of the purchase price. The remainder of the credit facility is to be used by Eliska Ventures for working capital and other purposes. We are not a borrower under, or a guarantor of, this credit facility, and we are not obligated to repay any amounts borrowed or owed under this credit facility.

     On May 31, 2001, we issued a notice of redemption for all of our 12% Senior Discount Notes, due February 1, 2006, and all of our 12% Senior Discount Notes, due May 1, 2006, as supplemented by the First Supplemental Indenture, dated June 16, 1998, between Powertel and Bankers Trust Company, as trustee, at a redemption price of 106% per note, together with accrued and unpaid interest to June 30, 2001, the redemption date. The redemption price, plus accrued and unpaid interest to the redemption date, in respect of the February 2006 and the May 2006 Notes was paid on July 2, 2001, the first business day after the redemption date.

     Cash Flow Information

     Cash used in operating activities was $36.6 million for the six months ended June 30, 2001. Adjustments to the $203.8 million net loss to reconcile net cash used in operating activities include $109.7 million in non-cash depreciation and amortization expenses related to network infrastructure, FCC licenses and goodwill. The T-Mobile merger resulted in an increase of approximately $6.1 billion in the carrying value of our assets, most of which is related to licenses and goodwill. We recorded a $13.2 million non-cash income tax benefit based on our operating loss for the period. Other adjustments included changes in operating assets and liabilities including increases in accounts payable and accrued liabilities of $49.4 million, primarily due to the timing of interest payments on long-term debt and other merger related costs. Net cash used in operating activities was $33.1 million for the six months ended June 30, 2000.

     Cash used in investing activities was $434.3 million for the six months ended June 30, 2001 as compared to $70.7 million for the same period of 2000. Investing activities for the six months ended June 30, 2001 consisted primarily of cash payments of $297.8 million for the DiGiPH acquisition by Eliska and capital expenditures of $136.5 million.

     Cash provided from financing activities was $358.0 million for the six months ended June 30, 2001 as compared to $12.5 million for the same period of 2000. Financing activities for the six months ended June 30, 2001 consisted primarily of $130.1 million in proceeds from the issuance of stock and the exercise of stock options and warrants and $349.8 million from related parties.

     We expect continued use of cash in operating activities due to operating losses and increased working capital requirements together with continuing investments in network infrastructure to grow and support our customer base. The cost of completing the build-out in any particular market, the magnitude of operating losses, debt service requirements and the funding requirements of license or operating business acquisitions could vary significantly from current estimates. We plan to use cash on hand and funding from Deutsche Telekom or its related parties to fund these activities and expenditures. We are a 100% owned subsidiary of T-Mobile and T-Mobile is a 100% owned subsidiary of Deutsche Telekom. If such financing is not fully available we may be required to curtail our growth or our service operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The statements establish accounting and reporting standards for derivative instruments and hedging activities and require recognition of all derivatives as either assets or liabilities measured at fair value. Changes to the fair value of derivatives are recognized in earnings unless specific hedge accounting criteria are met. We adopted the provisions of these accounting standards as of January 1, 2001 with no material impact on our financial position and results of operations.

     In June 2001 the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of our goodwill; however, we will be required to test goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs.

MARKET SENSITIVE FINANCIAL INSTRUMENT RISK MANAGEMENT

     During the six months ended June 30, 2001, there were no material changes to the qualitative or quantitative disclosures about market risks presented in the Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Except as referenced in our Form 10-K for the year ended December 31, 2000 there are no material, pending legal proceedings to which we or any of our subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse affect on their financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Powertel's Certificate of Incorporation was replaced in connection with the T-Mobile merger. Among other changes, the new Certificate of Incorporation changed the total number of shares of authorized stock to 500,000,000 shares of common stock, $0.000001 par value per share and eliminated the preferred stock. The new certificate of Incorporation also eliminated the requirement that certain provisions of Powertel's Certificate of Incorporation relating to the taking of action by stockholder vote without a meeting, election of directors, limitation of liability for directors, indemnification and amendment of the Certificate of Incorporation could only be altered, amended or repealed by the affirmative vote of at least two-thirds of the shares entitled to vote thereon and the affirmative vote of a majority of the entire Board of Directors.

     (b) None.

     (c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEMS 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     3.1 Amended and Restated Certificate of Incorporation of Bega II, Inc. (became Amended and Restated Certificate of Incorporation of Powertel as a result of the T-Mobile merger)

     3.2 Amended and Restated By-Laws of Bega II, Inc. (became Amended and Restated By-Laws of Powertel as a result of the T-Mobile merger)

(b) Reports on Form 8-K

     Powertel filed a Current Report on Form 8-K dated May 31, 2001, in which Powertel reported under Item 5 that on May 31, 2001, Powertel issued notices of redemption to redeem on June 30, 2001 (the "Redemption Date"), all of its outstanding 12% Senior Discount Notes due February 1, 2006 at a redemption price of 106.00% for each Note, together with accrued and unpaid interest to the Redemption Date, and all of its outstanding 12% Senior Discount Notes due May 1, 2006 at a redemption price of 106.00% for each Note, together with accrued and unpaid interest to the Redemption Date.

     Powertel filed a Current Report on Form 8-K dated May 31, 2001, in which Powertel reported under Item 1 that on May 31, 2001, a Delaware corporation formed by Deutsche Telekom, was merged with and into Powertel with Powertel continuing as the surviving corporation and as a wholly owned subsidiary of Deutsche

Telekom. Powertel also reported that the Board of Directors of Powertel was changed as a result of the merger and listed the new members of the Board of Directors of Powertel.

     Powertel filed a Current Report on Form 8-K dated May 14, 2001, in which Powertel reported under Item 5 that on May 14, 2001, Powertel issued a press release entitled "Deutsche Telekom, VoiceStream and Powertel Announce Expected Completion Date of Mergers and Election Deadlines" and attached the press release as an exhibit.

     Powertel filed a Current Report on Form 8-K dated April 19, 2001, in which Powertel reported under Item 5 that on April 19, 2001, Powertel issued a press release entitled "Powertel, Inc. Announces Preliminary First Quarter 2001 Financial Results" and attached the press release as an exhibit. Powertel also urged all current and prospective Powertel stockholders to read the public filings of Deutsche Telekom and VoiceStream and any documents that Deutsche Telekom, VoiceStream or Powertel may file in the future with the SEC.

     Powertel filed a Current Report on Form 8-K dated April 13, 2001, in which Powertel reported under Item 5 that on April 13, 2001, Powertel entered into Amendment No. 1 to the Agreement and Plan of Merger dated as of August 26, 2000, as amended and restated as of February 8, 2001, among Deutsche Telekom, Powertel and Bega II, Inc., a Delaware corporation formed by Deutsche Telekom.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 POWERTEL, INC.

By                             /s/ DONALD GUTHRIE
    -----------------------------------------------------
                                   Donald Guthrie
                             Vice Chairman and Director
                           (Principal Financial Officer)
By                             /s/ ALLYN P. HEBNER
    -----------------------------------------------------
                                  Allyn P. Hebner
                           Vice President and Controller
                           (Principal Accounting Officer)

Dated: August 14, 2001