Form 10-Q
period 2001-09-30
POWERTEL INC /DE/
filed 2001-11-14
CIK 876318

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
        ________________

                        COMMISSION FILE NUMBER 000-23102


                                 POWERTEL, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                               58-1944750
                 --------                               ----------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

       12920 - SE 38TH STREET S.E.
          BELLEVUE, WASHINGTON                               98006
          --------------------                               -----
(Address of principal executive offices)                   (Zip Code)

                                 (425) 378-4000
                                 --------------
              (Registrant's telephone number, including area code)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title                     Shares Outstanding as of November 1, 2001
             -----                     -----------------------------------------
Common Stock, $0.000001 par value                       56,120,666

================================================================================

                                 POWERTEL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----

PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS
  Consolidated Balance Sheets...............................................................    2
  Consolidated Statements of Operations.....................................................    3
  Consolidated Statements of Cash Flows.....................................................    4
  Notes to Consolidated Financial Statements................................................    5
  ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................    9
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK................................................................   14
PART II - OTHER INFORMATION
  ITEM 1.  LEGAL PROCEEDINGS................................................................   15
  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................................   15
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................................   15
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................   15
  ITEM 5.  OTHER INFORMATION................................................................   15
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................   15

                                 POWERTEL, INC.
                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)

                                                                                      September 30,    |    December 31,
                                                                                          2001         |        2000
                                                                                      -------------    |    ------------
                                                                                       (unaudited)     |
                                                                                                       |
                                    ASSETS                                                             |
Current assets:                                                                                        |
   Cash and cash equivalents .................................................        $    20,236      |    $   168,563
   Accounts receivable, net of allowance for doubtful accounts                                         |
      of $10,905 and $5,368; respectively ....................................             66,883      |         63,175
   Inventory .................................................................             25,038      |         35,362
   FCC license deposits and other current assets .............................             38,788      |         26,188
                                                                                      -----------      |    -----------
        Total current assets .................................................            150,945      |        293,288
Property and equipment, net of accumulated depreciation of                                             |
   $67,676 and $253,321, respectively ........................................            754,139      |        627,286
Goodwill, net of accumulated amortization of $81,361 .........................          4,820,270      |             --
Licensing costs and other intangible assets, net of accumulated                                        |
   amortization of $34,744 and $47,817, respectively .........................          1,779,777      |        431,300
Other assets and investments .................................................             14,605      |          7,136
                                                                                      -----------      |    -----------
                                                                                      $ 7,519,736      |    $ 1,359,010
                                                                                      ===========      |    ===========
                                                                                                       |
              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                           |
                                                                                                       |
Current liabilities:                                                                                   |
   Accounts payable ..........................................................        $    26,050      |    $    45,476
   Accrued liabilities .......................................................             95,663      |         37,943
   Deferred revenue ..........................................................             18,712      |         22,887
   Construction accounts payable .............................................                281      |         30,151
   Current portion of long-term debt .........................................            196,421      |         33,023
                                                                                      -----------      |    -----------
        Total current liabilities ............................................            337,127      |        169,480
                                                                                                       |
Deferred tax liability .......................................................            220,766      |             --
Long-term debt ...............................................................            328,288      |      1,298,337
Other long-term liabilities ..................................................             43,561      |             --
Long-term notes payable to affiliates.........................................          1,100,000      |             --
                                                                                      -----------      |    -----------
                                                                                        1,692,615      |      1,298,337
Minority interest in equity of consolidated subsidiary .......................             56,268      |             --
                                                                                                       |
Cumulative convertible, redeemable preferred stock ...........................                 --      |        152,219
                                                                                                       |
Commitments and contingencies                                                                          |
                                                                                                       |
Shareholders' equity (deficit):                                                                        |
   Preferred stock ...........................................................                 --      |              3
   Common stock: $.000001 and $.01 par value, respectively and paid in                                 |
      capital; 100,000,000 shares authorized, 56,120,666 and 31,525,638                                |
      shares issued and outstanding, respectively ............................          5,588,212      |        525,415
   Deferred compensation .....................................................             (4,929)     |           (703)
   Accumulated deficit .......................................................           (149,557)     |       (785,161)
   Treasury stock, at cost, 56,438 shares at December 31, 2000 ...............                 --      |           (580)
                                                                                      -----------      |      ---------
        Total shareholders' equity (deficit) .................................          5,433,726      |       (261,026)
                                                                                      -----------      |      ---------
                                                                                      $ 7,519,736      |    $ 1,359,010
                                                                                      ===========      |    ===========



          See accompanying notes to consolidated financial statements.

                                 POWERTEL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (unaudited)

                                                                                                    Nine month periods
                                                                                       ---------------------------------------------
                                                                                       June 1, 2001  |   January 1,    Nine months
                                                                                         through     | 2001 through       ended
                                                     Three months ended September 30,  September 30, |    May 31,      September 30,
                                                          2001       |     2000            2001      |     2001            2000
                                                     -------------   | --------------  -----------   | -----------     -----------
                                                                     |                               |
Revenues:                                                            |                               |
   Subscriber revenues ..............................  $  91,244     |   $  61,864      $ 120,064    |  $ 133,143       $ 174,129
   Prepaid revenues .................................     46,924     |      35,964         61,892    |     83,747         104,458
   Roamer revenues ..................................      2,548     |       4,058          5,417    |      8,861           9,287
   Equipment sales ..................................     12,299     |       4,975         16,007    |     19,847          17,941
   Affiliate and other revenues .....................      1,911     |       2,830          2,637    |      4,655           5,523
                                                       ---------     |   ---------      ---------    |  ---------       ---------
            Total revenues ..........................    154,926     |     109,691        206,017    |    250,253         311,338
                                                       ---------     |   ---------      ---------    |  ---------       ---------
                                                                     |                               |
Operating expenses:                                                  |                               |
   Cost of service ..................................     38,447     |      32,076         49,894    |     58,164          73,906
   Cost of equipment sales ..........................     29,111     |      28,707         44,971    |     68,845          79,175
   General and administrative .......................     34,673     |      17,120         48,658    |     59,960          64,998
   Sales and marketing ..............................     40,370     |      27,630         53,702    |     64,377          79,471
   Depreciation and amortization ....................    122,126     |      26,214        169,542    |     62,265          74,981
   Stock-based compensation .........................        462     |         150            617    |        189             594
                                                       ---------     |   ---------      ---------    |  ---------       ---------
            Total operating expenses ................    265,189     |     131,897        367,384    |    313,800         373,125
                                                       ---------     |   ---------      ---------    |  ---------       ---------
Operating loss ......................................   (110,263)    |     (22,206)      (161,367)   |    (63,547)        (61,787)
                                                       ---------     |   ---------      ---------    |  ---------       ---------
                                                                     |                               |
Other income (expense):                                              |                               |
   Interest and financing expense ...................    (27,524)    |     (35,045)       (37,549)   |    (63,576)       (102,955)
   Interest income and other, net ...................     13,376     |       5,022         10,755    |    (26,216)         17,292
                                                       ---------     |   ---------      ---------    |  ---------       ---------
            Total other income (expense) ............    (14,148)    |     (30,023)       (26,794)   |    (89,792)        (85,663)
                                                       ---------     |   ---------      ---------    |  ---------       ---------
Net loss before income taxes ........................   (124,411)    |     (52,229)      (188,161)   |   (153,339)       (147,450)
Income tax benefit ..................................     25,358     |          --         38,604    |         --              --
                                                       ---------     |   ---------      ---------    |  ---------       ---------
                                                                     |                               |
Net loss ............................................    (99,053)    |     (52,229)      (149,557)   |   (153,339)       (147,450)
                                                                     |                               |
Dividends on cumulative redeemable preferred stock ..         --     |      (2,437)            --    |         --          (7,312)
                                                       ---------     |   ---------      ---------    |  ---------       ---------
   Net loss attributable to common shareholders......  $ (99,053)    |   $ (54,666)     $(149,557)   |  $(153,339)      $(154,762)
                                                       =========     |   =========      =========    |  =========       =========


          See accompanying notes to consolidated financial statements.

                                 POWERTEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                   June 1, 2001    |   January 1, 2001    Nine months
                                                                     through       |       through           ended,
                                                                   September 30,   |       May 31,        September 30,
                                                                        2001       |        2001              2000
                                                                   -------------   |   ---------------    -------------
                                                                                   |
Operating activities:                                                              |
   Net loss ....................................................    $  (149,557)   |     $(153,339)        $(147,450)
   Adjustments to reconcile net loss to net cash used in                           |
      operating activities:                                                        |
         Depreciation and amortization .........................        169,542    |        62,265            74,981
         Income tax benefit ....................................        (38,604)   |            --                --
         Amortization of debt discount and premium, net.........         (1,610)   |        17,231                --
         Bond accretion ........................................             --    |            --            57,313
         Stock-based compensation ..............................            617    |           189               594
         Allowance for bad debts ...............................         (4,261)   |          (402)               --
         Other, net ............................................        (10,265)   |        (2,256)           (4,781)
         Changes in operating assets and liabilities, net of                       |
            effects of purchase accounting:                                        |
                Accounts receivable ............................         (4,765)   |         5,652           (14,946)
                Inventory ......................................         12,408    |        (2,084)             (441)
                Other current assets ...........................         (9,877)   |        (2,723)           (4,920)
                Accounts payable and accrued liabilities........          2,632    |        34,154             3,083
                                                                    -----------    |     ---------         ---------
      Net cash used in operating activities ....................        (33,740)   |       (41,313)          (36,567)
                                                                    -----------    |     ---------         ---------
                                                                                   |
Investing activities:                                                              |
   Purchases of property and equipment .........................        (84,376)   |      (111,291)          (99,820)
   Acquisitions of wireless properties, net of cash acquired....         (1,559)   |      (297,790)               --
   Sales of short-term investments, net ........................             --    |            --            16,223
   Investments in and advances to affiliates ...................         (7,334)   |            --           (27,295)
   Other .......................................................             --    |            --               541
                                                                    -----------    |     ---------         ---------
      Net cash used in investing activities ....................        (93,269)   |      (409,081)         (110,351)
                                                                    -----------    |     ---------         ---------
                                                                                   |
Financing activities:                                                              |
   Net proceeds from exercise of stock options and warrants.....             --    |       130,149            19,506
   Long-term debt borrowings ...................................             --    |       140,000                --
   Long-term debt repayments ...................................     (1,014,420)   |       (14,538)           (9,670)
   Long-term borrowings from affiliates, net ...................      1,075,000    |       101,000                --
   Other .......................................................             --    |        11,885              (125)
                                                                    -----------    |     ---------         ---------
      Net cash provided by financing activities ................         60,580    |       368,496             9,711
                                                                    -----------    |     ---------         ---------
                                                                                   |
Change in cash and cash equivalents ............................        (66,429)   |       (81,898)         (137,207)
Cash and cash equivalents, beginning of period .................         86,665    |       168,563           371,396
                                                                    -----------    |     ---------         ---------
Cash and cash equivalents, end of period .......................    $    20,236    |     $  86,665         $ 234,189
                                                                    ===========    |     =========         =========


          See accompanying notes to consolidated financial statements.

                                 POWERTEL, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  Organization


   Powertel, Inc. ("Powertel" or "we") was incorporated in Delaware in April 1991 under the name Intercel, Inc. In June 1997, we changed our name to Powertel, Inc. We currently provide personal communication services ("PCS") in the southeastern United States using the Global System for Mobile Communications, or GSM, technology. Prior to April 30, 1999, we also provided cellular telephone services in contiguous portions of eastern Alabama and western Georgia under the name "Intercel."


   On May 31, 2001, Deutsche Telekom AG, ("Deutsche Telekom") acquired 100% of the common shares of Powertel. The merger qualified as a tax-free reorganization. Powertel shareholders received 2.6353 shares of Deutsche Telekom for each Powertel common share. Deutsche Telekom transferred all of its Powertel shares to T-Mobile International AG ("T-Mobile"). T-Mobile is a wholly owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's GSM wireless operations primarily in Europe and the United States. Upon consummation of the merger and the transfer by Deutsche Telekom of all of its Powertel common shares to T-Mobile (hereafter referred to as "the T-Mobile merger"), Powertel common shares were deregistered and delisted from NASDAQ and are no longer publicly traded.

   On January 31, 2001, Eliska Wireless Ventures I, Inc. ("Eliska Ventures"), a joint venture between Powertel, Sonera Holding B.V. and Eliska Wireless Investors I, L.P. purchased substantially all of the assets of DiGiPH PCS, Inc. and certain of its affiliates for approximately $364.2 million in total consideration, including the assumption of $63.2 million in debt owed to the Federal Communications Commission and other debt of $3.2 million. The acquisition was accounted for under the purchase method of accounting. Powertel owns a 49.9% minority interest in the joint venture. The operating results of Eliska Ventures have been included in Powertel's consolidated results of operations from the date of the acquisition because the majority interests do not have significant capital at risk.

2.  Summary of Significant Accounting Policies

    Consolidation and Financial Statement Presentation

   The unaudited consolidated financial statements of Powertel and its consolidated subsidiaries include the accounts of all majority and minority-owned subsidiaries that are controlled by Powertel. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of Powertel for the three and nine months ended September 30, 2001 and 2000 reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Such adjustments include those of a normal, recurring nature and those related to the T-Mobile merger as described below. The operating results for the interim periods presented herein are not necessarily indicative of results of operations for the entire year. Reference should be made to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

   The T-Mobile merger was accounted for as a purchase business combination and resulted in an adjustment of the basis of our assets, liabilities and shareholder's equity to reflect fair value on the closing date of the merger. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to periods prior to the merger. The consolidated financial statements of Powertel for the nine months ended September 30, 2001 are presented as two distinct periods, the five months prior to the merger, and the period from June 1, 2001 to September 30, 2001, subsequent to the merger.

                                 POWERTEL, INC.

                                   (unaudited)

   Loss per Common Share

   Powertel no longer presents loss per share information as Powertel's common shares are not publicly traded.

   Recently Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill and other intangible assets with indefinite lives resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The test for goodwill impairment under the new standard will begin in the first quarter of 2002, and could have an adverse non-cash effect on our future results of operations if an impairment occurs.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. We will be required to adopt this statement no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell. We will be required to adopt this statement no later than January 1, 2002. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

   Reclassifications

   Certain of the comparative figures in the prior period financial statements have been reclassified to conform to the current period presentation.

                                 POWERTEL, INC.

                                   (unaudited)

3. Business Combinations and Other Transactions

    T-Mobile Merger

   As a result of the T-Mobile merger, we adjusted the basis of our assets, liabilities and shareholder's equity to reflect the purchase allocations recorded by T-Mobile (see Note 2). These non-cash adjustments, which have not been finalized and may be subject to change, resulted in the following balance sheet allocations as of May 31, 2001, the acquisition date (dollars in thousands):

                                    ASSETS
          Other current assets........................................  $    (29,812)
          Licenses and other intangibles (excluding goodwill).........     1,231,558
          Goodwill....................................................     4,821,211
          Other long-term assets......................................        50,819
                                                                        ------------
                                                                        $  6,073,776
                                                                        ============

                     LIABILITIES AND SHAREHOLDER'S EQUITY
          Other current liabilities...................................  $     40,955
          Long-term debt..............................................        72,791
          Deferred tax liability......................................       259,370
          Common stock and additional paid-in capital.................     4,792,231
          Deferred compensation.......................................        (5,546)
          Deficit.....................................................       913,975
                                                                        ------------
                                                                        $  6,073,776
                                                                        ============

   Effective June 1, 2001, we changed the amortization period for licenses from 40 to 20 years.

   Unaudited Pro Forma Operating Results

   The following are the unaudited pro forma operating results, assuming that Powertel's business combinations occurred on January 1 of each of the respective years (dollars in thousands):

                                                     For the nine months ended
                                                           September 30,
                                                     -------------------------
                                                        2001          2000
                                                     ----------     ----------
          Total revenues ......................      $ 456,000      $ 322,000
          Net loss ............................      $(383,000)     $(348,000)

                                 POWERTEL, INC.

                                   (unaudited)

4. Long-term Debt

   The carrying values of our long-term debt were adjusted to fair value at May 31, 2001 (see Note 2) resulting in a premium of $72.8 million. This premium will be amortized to interest expense over the remaining term of the related debt.

                                                                       September 30,       December 31,
         (DOLLARS IN THOUSANDS)                                            2001               2000
                                                                       -------------       ------------
                                                                        (unaudited)
         Senior Notes:
            12% Senior Discount Notes, due February 2006 .......        $        --        $   349,539
            12% Senior Discount Notes, due May 2006 ............                 --            346,415
            11.125% Senior Notes, due June 2007 ................            299,955            300,000
         Long-term portion Eliska facility .....................            196,421            252,130
         Other .................................................                 --             83,276
                                                                        -----------        -----------
                                                                            496,376          1,331,360
         Long-term unamortized premium .........................             23,334                 --
         Current portion unamortized premium ...................              4,999                 --
         Current portion long-term notes .......................           (196,421)           (33,023)
                                                                        -----------        -----------
                                                                        $   328,288        $ 1,298,337
                                                                        ===========        ===========

         Long-term notes payable to affiliates .................        $ 1,100,000        $        --
                                                                        ===========        ===========

   On July 2, 2001, we repaid all of our 12% Senior Discount Notes at a redemption price of 106% per note, together with accrued and unpaid interest to June 30, 2001, the redemption date. On June 29, 2001, we repaid all outstanding borrowings under our credit facility and cancelled the related lending agreement.

   At September 30, 2001, we owed $1.1 billion in notes payable to Deutsche Telekom. The notes relating to these borrowings, which are due in 2010, bear interest at 4.85% through December 15, 2001 and thereafter will bear interest at the six-month LIBOR rate plus 0.95%.

   At September 30, 2001, Eliska Ventures had $140 million outstanding under a bank credit facility. The credit facility contains affirmative and negative covenants, including financial covenants, and provides for various events of default. Eliska Ventures was in compliance with all but one covenant related to total revenues. Eliska Ventures will obtain a waiver or otherwise cure this event of non-compliance by November 29, 2001. If Eliska Ventures has not obtained a waiver or otherwise cured this event of non-compliance by November 29, 2001, the bank group would have the right to call the facility. Accordingly, the Eliska facility has been classified as current as of September 30, 2001.

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

   The following is a discussion and analysis of the consolidated financial condition and results of operations of Powertel and should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2000. Due to the stage of development of our PCS operations and the significance of our recent merger with T-Mobile and other transactions, our operating results for prior periods may not be indicative of future performance.

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

- In the first quarter of 2001, we invested $125 million for a minority non-controlling interest in Eliska Ventures. On January 31, 2001, Eliska Ventures purchased substantially all of the assets of DiGiPH PCS, a PCS provider that used GSM technology to serve six BTAs on the gulf coast of Alabama, Florida and Mississippi. On February 1, 2001, we began offering our PCS services through our relationship with Eliska Ventures in the DiGiPH PCS markets, which are contiguous to our existing footprint.

- On May 31, 2001, Deutsche Telekom acquired 100% of the common shares of Powertel. The merger qualified as a tax-free reorganization. Powertel shareholders received 2.6353 shares of Deutsche Telekom stock for each Powertel common share. Deutsche Telekom transferred all of its Powertel shares to T-Mobile. T-Mobile is a wholly owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's GSM wireless operations primarily in Europe and the United States. Upon consummation of the merger and the transfer by Deutsche Telekom of all of its Powertel common shares to T-Mobile (hereafter referred to as the "T-Mobile merger"), Powertel common shares were deregistered and delisted from NASDAQ and are no longer publicly traded.

   Upon completion of the T-Mobile merger, members of the management of VoiceStream Wireless Corporation ("VoiceStream") replaced the management of Powertel. Powertel's markets were relaunched under the VoiceStream brand in the third quarter of 2001. We will market, provide and bill our services under the VoiceStream brand and will not compete with VoiceStream in the markets we serve. Our wireless network will also be fully integrated with VoiceStream's network such that, from a customer's perspective, our services will be indistinguishable from VoiceStream's.

   The T-Mobile merger was accounted for as a purchase business combination and resulted in the adjustment of the basis of our assets, liabilities and shareholder's equity to reflect fair value on the closing date of the merger. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to periods prior to the merger. The consolidated financial statements of Powertel for the nine months ended September 30, 2001 are presented as two distinct periods, the five months prior to the merger, and the period from June 1, 2001 to September 30, 2001, subsequent to the merger. The following discussion and analysis refers to the results and activities for the three and nine months ended September 30, 2001. Where necessary, we have provided explanations to improve comparability between the pre-merger and post-merger activity.

Operating Markets

   Our licenses encompass a territory of approximately 246,000 contiguous square miles with a population of approximately 25 million people. We hold licenses to serve the MTAs of Atlanta, Georgia, Jacksonville, Florida, Memphis, Tennessee, Jackson, Mississippi and Birmingham, Alabama, as well as 13 BTAs in Kentucky and Tennessee. As a result of the Eliska Ventures purchase of DiGiPH, our relationship with Eliska Ventures allows us to offer our services in six BTAs on the gulf coast of Alabama, Florida and Mississippi. We have one of the largest contiguous PCS license footprints in the southeastern United States.

   We introduced our PCS services in October 1996 in Jacksonville, Florida and Montgomery, Alabama, and, to date, have launched our PCS services in a total of 34 markets in the Southeast. In most of these markets, we were the first to offer PCS services commercially.

Results of Operations for the Three and Nine Months Ended September 30, 2001 and 2000

Revenues

   In 2000 and in the first quarter of 2001 our revenues were weighted towards our prepaid service. Beginning in the second quarter of 2001, in connection with the T-Mobile merger, we began to transition our marketing emphasis towards our post pay service, similar to VoiceStream's strategy. In the third quarter of 2001 we began marketing our services under the VoiceStream brand and the "Get More" marketing strategy, including new pricing strategies and an advertising campaign featuring Jamie Lee Curtis. We believe the success of our "Get More" strategy will continue to positively affect our subscriber growth.

   Post pay service revenues increased $29.4 million, or 47.5%, for the three months ended September 30, 2001 and $79.1 million, or 45.4%, for the nine months ended September 30, 2001, as compared to the same periods in 2000. The increases are primarily the result of our continued post pay subscriber growth. Our post pay subscribers grew to 576,800 at September 30, 2001, from 393,000 at September 30, 2000. There were 22,200 and 131,200 net post pay subscribers added during the three and nine months ended September 30, 2001, respectively, as compared to 10,000 and 52,000 for the same periods in 2000. The increase in the rate of post pay subscriber growth is attributable primarily to our new rate plans and advertising campaigns.

   Prepaid service revenues increased $11.0 million, or 30.5%, for the three months ended September 30, 2001, and $41.2 million, or 39.4%, for the nine months ended September 30, 2001, as compared to the same periods of 2000. Our prepaid customers grew to 593,600 at September 30, 2001, from 410,000 at September 30, 2000. Net prepaid customers decreased 33,400 for the three months ended September 30, 2001, and 33,600 net prepaid customers were added during the nine months ended September 30, 2001, as compared to an increase of 67,000 and 205,000 for the same periods in 2000. The decline in the rate of prepaid subscriber growth is attributable to our new marketing strategy which emphasizes post pay subscriber growth through post pay promotions and rate plans as discussed above.

   Total service revenue per average subscriber ("ARPU") decreased to $39.89 and $42.71 for the three and nine months ended September 30, 2001, respectively, as compared to $44.42 and $47.42 for the same periods in 2000. The decrease in 2001 as compared to the same periods in 2000 is a result of the conversion to the VoiceStream prepaid business model subsequent to the T-Mobile merger.

   Roamer revenues (including roaming long distance) decreased $1.5 million, or 37.2%, for the three months ended September 30, 2001, as compared to the same period in 2000, due to the conversion to the VoiceStream rate plans and billing systems subsequent to the T-Mobile merger. Roamer revenues increased $5.0 million, or 53.7%, for the nine months ended September 30, 2001, as compared to the same periods in 2000. The increase in the nine month period is primarily due to subscriber growth and our expanded coverage area in 2001 as compared to 2000.

   Equipment revenues increased 147.2% for the three months ended September 30, 2001 as compared to the same period in 2000. The increase is primarily due to higher revenue per handset as a result of increased pricing as compared to the prior period, as well as the growth in the number of handsets sold. Equipment revenues increased 99.8% for the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to volume increases which are correlated to the growth in our customer base. We anticipate continued equipment sales growth in 2001 in conjunction with our increasing customer base and as next generation products are introduced.

Operating Expenses

   Cost of service expense represents network operating expenses incurred in operational markets including the cost of interconnection with LEC facilities, direct cell site costs (property taxes, insurance, site lease and utilities), roaming validation (provided by a third-party clearinghouse) and long distance toll costs. Cost of service expenses increased $6.4 million, or 19.9%, for the three months ended September 30, 2001, and $34.2 million, or 46.2%, for the nine months ended September 30, 2001, as compared to the same periods in 2000. The increase is due primarily to the costs of providing service to our growing customer base.

   Cost of equipment sales increased for both the three and nine months ended September 30, 2001 as compared to the same periods in 2000, primarily due to the increase in the number of handsets sold. The volume increase is related to the growth in our customer base. Although subscribers generally are responsible for purchasing their own handsets, we sell handsets below cost as we compete for new subscribers. We expect handset subsidies to remain common industry practice for the foreseeable future.

   General and administrative costs per average customer per month was $9.83 and $11.45 for the three and nine months ended September 30, 2001, respectively, as compared to $7.46 and $10.71 for the same periods in 2000. The increase is primarily attributable to bonuses paid related to the T-Mobile Merger. While general and administrative expenses are expected to increase due to continuing growth in subscribers, we expect the cost per customer to trend downward as greater economies of scale are realized.

   Selling and marketing costs increased $12.7 million, or 46.1%, for the three months ended September 30, 2001 and $38.6 million, or 48.6% for the nine months ended September 30, 2001, as compared to the same periods in 2000. Substantially all of this increase is attributable to increases in advertising to support our promotional campaigns and sales compensation costs resulting from the increase in post pay subscribers.

   Depreciation and amortization expense increased $95.9 million, or 365.9%, for the three months ended September 30, 2001 and $156.8 million, or 209.2%, for the nine months ended September 30, 2001, as compared to the same periods in 2000. The increase is due to the amortization of the step up in licenses and intangible assets related to the T-Mobile merger.

Adjusted EBITDA

   Adjusted EBITDA represents operating income before interest, taxes, depreciation, amortization and non-cash stock-based compensation. We believe Adjusted EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations, and to fund our continued growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles ("GAAP"), as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures reported by other companies.

   Adjusted EBITDA increased to $12.3 million for the three months ended September 30, 2001 as compared to $4.2 million in the same period in 2000 due primarily to customer growth in the third quarter of 2001, offset by a corresponding increase in general and administrative expenses. Included in general and administrative expenses are $11.3 million in bonus expenses related to the T-Mobile merger. Adjusted EBITDA decreased to $7.7 million for the nine months ended September 30, 2001 as compared to adjusted EBITDA of $13.8 million for the same period in 2000. This decrease was primarily due to bonus expenses related to the T-Mobile merger of $15.7 million that are included in our results for the nine months ended September 30, 2001.

Other Income (Expense)

   Interest and financing expense, net of capitalized interest, decreased $7.5 million, or 21.5%, for the three months ended September 30, 2001, and $1.8 million, or 1.8%, for the nine months ended September 30, 2001, as compared to the same periods in 2000. The decrease is primarily the result of our having paid off a portion of our outstanding debt facilities, replacing them with notes payable to Deutsche Telekom with significantly lower interest rates.

   Other expenses included in interest income and other expenses increased $8.4 million and $32.8 million for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. The increase in the expenses for the nine month period is the result of approximately $34 million in costs related to the T-Mobile merger.

Net Loss

   Our net loss was $99.1 million and $302.9 million for the three and nine months ended September 30, 2001, respectively. Losses are primarily due to the significant costs, including interest expense, required to expand and maintain our PCS network, the subsidization of handsets to our customers and the depreciation of PCS equipment. A significant component of the loss is also attributable to the amortization of licenses and intangibles related to the T-Mobile merger.

Liquidity and Capital Resources

   Investments and Capital Expenditures

   Capital expenditures totaled $59.2 million and $195.7 million for the three and nine months ended September 30, 2001, respectively, primarily for the continuing build out of our wireless network. We expect to incur significant additional capital expenditures through 2001 for capacity expansion of operating markets. Actual capital expenditures could vary considerably depending on opportunities that arise over the course of the year and on funding availability. We expect that future funding of our on-going cash requirements will be provided by Deutsche Telekom or its affiliates.

   In the first quarter of 2001 we invested $125 million for a minority non-controlling interest in Eliska Ventures.

   Financing Activities

   In connection with the DiGiPH acquisition, Eliska Ventures borrowed $140 million under a $200 million credit facility to fund a portion of the purchase price. The remainder of the credit facility is to be used by Eliska Ventures for working capital and other purposes. We are not a borrower under, or a guarantor of, this credit facility, and we are not otherwise obligated to repay any amounts borrowed or owed under this credit facility.

   At September 30, 2001, Eliska Ventures had $140 million outstanding under a bank credit facility. The credit facility contains affirmative and negative covenants, including financial covenants, and provides for various events of default. Eliska Ventures was in compliance with all but one covenant related to total revenues. Eliska Ventures will obtain a waiver or otherwise cure this event of non-compliance by November 29, 2001. If Eliska Ventures has not obtained a waiver or otherwise cured this event of non-compliance by November 29, 2001, the bank group would have the right to call the facility. Accordingly, the Eliska facility has been classified as current as of September 30, 2001.

   On June 29, 2001, we repaid all outstanding borrowings under our credit facility and cancelled the related lending agreement. On July 2, 2001, we repaid all of our 12% Senior Discount Notes, together with accrued and unpaid interest, at a redemption price of 106% per note. These repayments were funded by $1.1 billion in borrowings from Deutsche Telekom. The notes related to these borrowings, which are due in 2010, bear interest at 4.85% through December 15, 2001 and thereafter will bear interest at the six-month LIBOR plus 0.95%.

   Cash Flow Information

   Cash used in operating activities was $75.1 million for the nine months ended September 30, 2001. Adjustments to the net loss of $302.9 million to reconcile net cash used in operating activities include $231.8 million in non-cash depreciation and amortization expenses related to network infrastructure, FCC licenses and goodwill. The T-Mobile merger resulted in an increase of approximately $6.1 billion in the carrying value of our assets, most of which is related to licenses and goodwill. We recorded a $38.6 million non-cash income tax benefit based on our operating loss for the period. Other adjustments included changes in operating assets and liabilities including increases in accounts payable and accrued liabilities of $36.8 million, primarily due to the timing of interest payments on long-term debt and other merger related costs. Net cash used in operating activities was $36.6 million for the nine months ended September 30, 2000.

   Cash used in investing activities was $502.4 million for the nine months ended September 30, 2001 as compared to $110.4 million for the same period in 2000. Investing activities for the nine months ended September 30, 2001 consisted primarily of cash payments of $297.8 million for the DiGiPH acquisition by Eliska and capital expenditures of $195.7 million.

   Cash provided from financing activities was $429.1 million for the nine months ended September 30, 2001 as compared to $9.7 million for the same period in 2000. Financing activities for the nine months ended September 30, 2001 consisted primarily of $130.1 million in proceeds from the issuance of stock through the exercise of stock options and warrants, $140.0 million related to additional long-term debt borrowings. We retired approximately $1.0 billion in outstanding debt using funds provided by Deutsche Telekom.

   We expect continued use of cash in operating activities due to operating losses and increased working capital requirements together with continuing investments in network infrastructure to grow and support our customer base. The cost of completing the build-out in any particular market, the magnitude of operating losses, debt service requirements and the funding requirements for license or business acquisitions could vary significantly from current estimates. We plan to use cash on hand and borrowings from Deutsche Telekom or its affiliates to fund these activities and expenditures. If such financing is not fully available we may be required to curtail our growth or our service operations.

Recently Issued Accounting Standards

   In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill and other intangible assets with indefinite lives resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The test for goodwill impairment under the new standard will begin in the first quarter of 2002, and could have an adverse non-cash effect on our future results of operations if an impairment occurs.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. We will be required to adopt this statement no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell. We will be required to adopt this statement no later than January 1, 2002. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Sensitive Financial Instrument Risk Management

   During the nine months ended September 30, 2001, there were no material events that have occurred that would require a change to the qualitative or quantitative disclosures about market risks presented in the Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

   Except as referenced in our Form 10-K for the year ended December 31, 2000, there are no material, pending legal proceedings to which we or any of our subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse affect on their financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

   (a) None.

   (b) None.

   (c) None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    None.

(b) Reports on Form 8-K

   Powertel filed a Current Report on Form 8-K dated August 31, 2001, in which Powertel reported under Item 4 that on August 29, 2001, Powertel engaged PricewaterhouseCoopers LLP as its new independent accountant, replacing Arthur Andersen LLP.

   Powertel filed a Current Report on Form 8-K dated June 27, 2001, in which Powertel reported under Item 5 that on June 27, 2001, Powertel commenced an offer to purchase for cash all of its outstanding 11-1/8% Senior Notes due 2007. Powertel also reported that on June 29, 2001, Powertel repaid all outstanding amounts due and owing under its senior credit facility in the aggregate amount of $248 million and that on July 2, 2001, Powertel completed the previously announced redemption of its two series of 12% Senior Discount Notes due 2006.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 POWERTEL, INC.

By /s/ BRIAN W. KIRKPATRICK                 By /s/ ALLYN P. HEBNER
   ------------------------------              ---------------------------------
Brian W. Kirkpatrick                        Allyn P. Hebner
Executive Vice President,                   Vice President and Controller
Chief Financial Officer                     (Principal Accounting Officer)
(Principal Financial Officer)

Dated: November 14, 2001