Form 10-K
period 2001-12-31
POWERTEL INC /DE/
filed 2002-03-04
CIK 876318

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____________ TO
       _________________.

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

        12920 - 38TH STREET S.E.
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

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Title                     Shares Outstanding as of March 1, 2002
                -----                     --------------------------------------
Common Stock, par value $.000001 per share             56,120,666

    This registrant meets the conditions set forth in General Instruction I (1)
(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

================================================================================

                                 POWERTEL, INC.

                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.   Business
          (Abbreviated pursuant to General Instruction I (2).)..................................  3
ITEM 2.   Properties............................................................................ 14
ITEM 3.   Legal Proceedings..................................................................... 14
ITEM 4.   Submission of Matters to a Vote of Security Holders
          (Omitted pursuant to General Instruction I (2).)...................................... 14

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          (Omitted pursuant to General Instruction I (2).)...................................... 15
ITEM 6.   Selected Consolidated Financial Data
          (Omitted pursuant to General Instruction I (2).)...................................... 15
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Abbreviated pursuant to General Instruction I (2).)...................................16
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk............................ 23
ITEM 8.   Financial Statements and Supplementary Data........................................... 24
ITEM 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.. 24

                                    PART III

          (Omitted pursuant to General Instruction I (2).):
ITEM 10.  Directors and Executive Officers of the Registrant.................................... 24
ITEM 11.  Executive Compensation................................................................ 24
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management........................ 24
ITEM 13.  Certain Relationships and Related Transactions........................................ 24

                                     PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K..................... 24

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

    Unless the context requires otherwise, "Powertel," "we," "our" and "us" include us and our predecessors and subsidiaries.

                                     PART I

    ITEM 1. BUSINESS

    INTRODUCTION

     Powertel, Inc. was incorporated in Delaware in April 1991 under the name Intercel, Inc. In June 1997, we changed our name to Powertel, Inc. We currently provide personal communications services ("PCS") in the southeastern United States using the Global System for Mobile Communications, or GSM, technology. Prior to April 30, 1999, we also provided cellular telephone services in contiguous portions of eastern Alabama and western Georgia under the name "Intercel." We market, provide and bill for our services under the VoiceStream brand, and do not compete with VoiceStream in the markets we serve or in the markets Powertel serves. Our wireless network is also fully integrated with VoiceStream's network such that, from a customer's perspective, our services are indistinguishable from VoiceStream's. Unless the context requires otherwise, "Powertel," "we," "our," and "us" refers to Powertel and its subsidiaries.

    On January 31, 2001, Eliska Wireless Ventures I, Inc. ("Eliska Ventures"), a joint venture between Powertel, Inc., Sonera Holding B.V. ("Sonera"), and Eliska Wireless Investors I, L.P.("EWI"), purchased substantially all of the assets of DiGiPH PCS, Inc. and certain of its affiliates for approximately $364.2 million in total consideration, including the assumption of $63.2 million in debt owed to the Federal Communications Commission ("FCC") and other debt of $3.2 million. The acquisition was accounted for under the purchase method of accounting, and accordingly, the operating results of Eliska Ventures have been included in Powertel's consolidated results of operations from the date of formation because the majority interests do not have sufficient capital at risk. Powertel owns a non-controlling minority interest in the joint venture. Sonera and EWI have both exercised their options to cause us to purchase their ownership interest in Eliska Ventures, which would result in our holding the entirety of Eliska Ventures. Transfer of control and related applications to effect this buy-out are pending FCC approval.

     On May 31, 2001 Deutsche Telekom AG ("Deutsche Telekom") acquired 100% of the common shares of Powertel. The merger qualified as a tax-free reorganization. Deutsche Telekom transferred all of its Powertel shares to T-Mobile International AG ("T-Mobile"). T-Mobile is a wholly owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's GSM wireless operations primarily in Europe and the United States. Upon consummation of the merger (referred to herein as "the T-Mobile merger"), Powertel common shares were deregistered and delisted from NASDAQ and are no longer publicly traded. At the same time, Deutsche Telekom acquired all outstanding shares of VoiceStream and merged VoiceStream into T-Mobile.

     In addition to marketing and providing services under the VoiceStream brand, our employees also became VoiceStream employees following the T-Mobile merger. To the extent VoiceStream employees work exclusively on Powertel business, their compensation and benefit costs are directly charged to us. VoiceStream also performs certain administrative and other functions for the benefit of its own operations as well as Powertel's where cost or operating efficiencies can be achieved. Such functions include accounting and human resources, and portion of VoiceStream's costs associated with performing these functions is allocated to us in a manner that reflects the relative time and associated cost devoted to us.

Strategy

    We contribute to VoiceStream's national footprint by providing PCS services in the southeastern United States. Accordingly, our strategy is generally consistent with that of VoiceStream. VoiceStream's strategy, as it applies to us is as follows:

- Establish the T-Mobile brand in the United States: In 2002 we will focus on building equity in the T-Mobile brand. During the year, we intend to launch new services and markets using the T-Mobile brand and by the end of the year plan to complete the consolidation of our wireless operations and marketing efforts under the T-Mobile brand name.

- Penetrate the rapidly growing, broad consumer market segment: We will seek to further penetrate the consumer segment of the market by striving to provide the best value in wireless services with more minutes, more features and more services than other wireless providers in the markets we serve. We will continue to market such features and services under the "Get More" message. This marketing message is currently conveyed, in part, by company spokesperson, actress Jamie Lee Curtis.

- Establish a leadership position in the mobile data market: In 2001 we launched our General Packet Radio Service ("GPRS"), high-speed wireless data services across our entire network, providing our customers with wireless Internet access and the ability to use multimedia applications. We will build on the technical advantages of GSM/GPRS and the timing advantage of our nationwide launch and increase adoption of this service over the next year by: (1) delivering a range of unique, improved devices including phones, Palm and Windows-based PDAs and data cards, (2) providing enhanced content and functionality that is relevant to the consumer and business mobile consumer and (3) by effectively reaching targeted market segments through our extensive and diverse distribution network.

        Additionally, VoiceStream acquired the wireless broadband communications assets of MobileStar Network Corporation in January 2002. VoiceStream will begin commercially marketing these services under the T-Mobile brand by the end of 2002 as a complement to its nationwide GSM/GPRS service.

- Build high quality networks with nationwide coverage: We will continue to build out our GSM/GPRS network to increase capacity and enhance call quality within and around the urban markets we currently serve. Our network, including that of non-consolidated affiliates in which we hold minority interests, covers over 53% of the United States population. In addition, we will seek to expand the coverage of our network through the entry into additional markets to capitalize on VoiceStream's nationwide license footprint.

- Increase our spectrum holdings: VoiceStream has assembled a nationwide PCS license footprint covering over 96% of the United States population, including licenses controlled and held by us. We will continue to seek opportunities to acquire additional PCS licenses, systems and/or operators, which are additive to VoiceStream's current footprint or increase its spectrum capacity.

- Expanded distribution network: We will continue to expand the existing, extensive and diverse distribution network for selling our services and products as we enter new markets and expand our presence in existing markets. This distribution network features a mix of company-owned stores, exclusive and non-exclusive dealers, national retailers, on-line retailers (including VoiceStream's on-line store), value-added resellers, and a direct sales force targeting general business and national and strategic accounts.

- Achieve cost efficiencies through centralization and size: We will continue to centralize key business functions as we complete the integration of the operations of T-Mobile's US affiliates. Such functions include marketing and customer care as well as administrative functions such as accounting and human resources in order to achieve greater economies of scale. We expect that our size and relationship with Deutsche Telekom will enable us to negotiate more favorable pricing and financing terms for the purchase of services, handsets, and network equipment.

- Balance customer growth and operating cash flow: We will strive to balance our rate of subscriber growth with improvements in EBITDA and operating cash flow in order to operate and grow the business over the long term.

Marketing, sales and customer service

    Consistent with VoiceStream, our sales and marketing strategy is to increase our market penetration through continued customer growth for voice, data and messaging services in both new and existing markets. In addition, we target a customer base that we believe is likely to generate high monthly service revenues, while attempting to achieve a low cost of adding new customers.

- Marketing: As a result of the merger with T-Mobile, VoiceStream is leveraging the success of the "Get More" marketing strategy in the United States to introduce "Global Wireless by T-Mobile" as part of the VoiceStream brand logo. VoiceStream plans to phase out the VoiceStream brand name over the next year, forming a cohesive international wireless brand using the T-Mobile name. We believe the continued use of our "Get More" strategy, combined with the introduction and use of the global T-Mobile brand, will positively affect our subscriber growth.

        Our marketing efforts are focused primarily on the consumer market. We will expand these efforts to also target business and enterprise consumers with the introduction of new wireless data devices designed to take advantage of our high-speed wireless data network offerings. VoiceStream markets the "Get More" philosophy to both consumers and businesses by emphasizing that customers get more value for their money from our competitive pricing, enhanced features, functionality and applications, and by promoting the benefits of integrated voice, data and messaging services.

- Sales: We sell our products and services through an extensive and balanced distribution network featuring company-owned stores, exclusive and non-exclusive dealers, national retailers, on-line retailers (including VoiceStream's on-line store), value-added resellers, and through a direct sales force targeting general business and strategic accounts.

        We believe that our local sales offices and retail stores provide the physical presence in local markets necessary to position us as a quality local service provider, and give us greater control over both our costs and the sales process. Our training programs provide our sales employees with an understanding of our systems, products and services so that they, in turn, can provide information to prospective customers. Sales commissions generally are linked to subscriber revenue, type of service, activation levels and subscriber retention.

        We are both a retail and wholesale distributor of handsets and other wireless data devices, although VoiceStream maintains inventories of these items on our behalf. Although customers are generally responsible for purchasing or otherwise obtaining their own handsets or devices, we sell handsets and other devices below cost to respond to competition for new subscribers. We expect these handset subsidies to remain common industry practice for the foreseeable future.

- Customer service: Quality customer service is a significant element of our operating philosophy. We are committed to attracting and retaining customers by providing customer service that consistently exceeds the norm for wireless service providers. We maintain a customer service and technical assistance system with a well-trained staff to handle both routine and complex questions as they arise, 24 hours a day, 7 days a week. Customers can also manage their account on-line, adding features to their service and viewing and paying their bills through our web site.

        We continuously monitor customer churn (the rate of subscriber attrition) as a key indicator of customer satisfaction. We manage our churn rate through a program implemented by our sales force and customer service personnel that is intended to enhance customer loyalty and increase add-on sales and customer referrals. The program allows the sales staff to check customer satisfaction, as well as to offer additional calling features, such as voicemail, call waiting and call forwarding to achieve customer satisfaction. We also have an in-depth customer relationship marketing program that reaches customers at many points during their life-cycle, rewarding them for their loyalty as our customer.

- Intellectual property: VoiceStream holds federal trademark registrations for the marks "VoiceStream," "VoiceStream Wireless and Design" (the VoiceStream logo), "Get More From Life," "Get More Plus," "The Get More Promise," "Familytime" and "MyVoiceStream.com". Deutsche Telekom holds federal trademark registrations for the mark "T-Mobile" and numerous other trademarks and service marks.

Products and services

    We, under the VoiceStream brand name, provide a variety of wireless products and services designed to match a range of needs for business and personal use. As part of the Get More value offering, we include an array of features with every service plan. These features include built-in paging, voicemail, message alert, caller ID, call waiting, call hold and conference calling. Additionally, a handsfree device is included with every VoiceStream handset packaged for sale. Through our PCS systems and GSM network, we offer several distinct services, features, and benefits including:

- Data Services: We offer a range of mobile data services aimed at both the general and business consumer at prices consistent with VoiceStream's "Get More" promise. These services are continually enhanced with greater and more refined content and increased functionality, applications and integration options. We will continue to bring a range of new wireless devices to market including handsets, Palm and Windows-based personal digital assistants ("PDAs") and data cards that will allow customers to take advantage of our high-speed wireless data network.

- iStream: VoiceStream was the first United States carrier to launch high-speed wireless data services across its entire network, including ours. This high-speed data service, called iStream, is based on GPRS technology -- an extension of GSM - and provides consumers with an `always-on' connection to the Internet at speeds up to 56 kilobytes per second. The need to log on or dial up to a data session is eliminated, and customers pay for the amount of data sent and received, not the length of their session. iStream has many uses and benefits. Customers can access corporate and personal e-mail, contacts and calendar using ViAir's WirelessInbox(TM) Solution. Customers can download content such as movie times, traffic, weather and more to their wireless devices and can use enabled phones as a modem to access the Internet and securely access their corporate Intranets via their laptop computers or PDAs.

- Ping Pong(TM): This two-way e-mail service gives customers the ability to send and receive text messages and e-mail to and from their wireless data devices. Customers can filter, forward and reply to home or office e-mails via their wireless data devices.

- MyVoiceStream.com Personal Portal: We offer wireless Internet services through VoiceStream's personal portal called MyVoiceStream.com. The portal was built to fully integrate Internet functionality with wireless service in a manner that complements both technologies and provides a superior customer experience. Services offered through MyVoiceStream.com include but are not limited to:

        - AOL Instant Messenger(TM) Service -- Via MyVoiceStream.com, customers can sign up for AOL Instant Messenger(TM) and create Buddy Lists(R). With this service customers can see when their buddies are on-line, and have text conversations in real time via their wireless data devices.

        - Alerts -- Customers can choose from a broad array of Internet news and information services to be delivered to their wireless data devices. Message alerts can include stock prices, sports scores, daily horoscopes, weather and other news services. Customers personally select what information they want and schedule delivery when they want.

        - Ring tones -- Customers can choose from a large variety of personal ring tones to be downloaded to their handset. Custom faceplates and accessories are also available, allowing personalization of VoiceStream service that can be seen and heard.

        - On-line account management -- Customers can manage their account via the Internet. They can update their phone directory, view their bill, pay online and add features and services to their account.

- Prepaid wireless: Our prepaid wireless service requires advance payment for airtime in specific dollar denominations. Once the available airtime is consumed, the customer must "replenish" or prepay for additional airtime in order to continue using our service.

- Roaming: Our customers are able to roam throughout the United States and internationally, either on other GSM-based PCS systems or through the use of certain dual-mode handsets that can be used on 800 MHz analog cellular systems. GSM communications technology is the dominant world standard for digital wireless communications, which allows our customers to enjoy one-handset, one-number worldwide service using a dual-mode or tri-band handset (900/1800/1900 MHz frequencies). As part of T-Mobile, our customers with this type of handset are able to roam while in Europe and other parts of the world at a uniform cost per minute. VoiceStream has international roaming agreements with more than 185 of the major operators worldwide, providing service in over 87 countries under which our customers can receive service. VoiceStream plans to continue to further expand its international coverage through new roaming agreements with international GSM providers.

- Wireless Broadband: Through the acquisition of the assets of MobileStar on January 22, 2002, VoiceStream has entered into the wireless broadband communications business. This service allows customers to access the Internet and their corporate Intranet remotely, using WiFi enabled laptops or PDA's, in public locations such as hotels, airports, restaurants, conference centers and coffeehouses. VoiceStream will expand the existing
    802.11 WLAN network and commercially market these services under the T-Mobile brand by the end of 2002 as a complement to our nationwide GSM/GPRS service.

- Smart Card: We provide a "Smart Card" with every handset and wireless data device. Each Smart Card is a microchip programmed with the customer's billing information and a specified service package, as well as the customer's contact list and other preferences. This allows customers to obtain PCS connectivity automatically using a variety of terminal devices simply by inserting their Smart Card microchip into compatible PCS devices.

- Call security and privacy: The Smart Card, in association with GSM technology, provides increased security against fraud and eavesdropping by encoding every voice and data transmission. Each time a VoiceStream phone is turned on, information on the Smart Card is checked to ensure that it is a genuine subscription card. A Personal Identification Number ("PIN") can be stored on the Smart Card to prevent the use of stolen or lost cards or phones. In addition, each transmission is sent using a random code, making eavesdropping and over-the-air theft of phone and identification numbers extremely difficult. Only Powertel and VoiceStream switches can read the encoded information, and therefore attempts to break into the system are more likely to be detected and eliminated.

- Over-the-air activation and over-the-air customer profile management: We are able to transmit changes in the customer's feature package, including mobile number assignment and personal directory numbers, directly to the customer's handset or wireless data device.

- Handsets and wireless data devices: We do not manufacture the handsets or wireless data devices used in our operations. The high degree of compatibility among different manufacturers' handsets and wireless data devices allows us to operate without being dependent upon any single source of such devices. VoiceStream purchases the handsets and wireless data devices we sell primarily from major vendors including Motorola Inc., Samsung Electronics Co., Ltd. and Nokia Mobile Phones, Inc. A growing number of new vendors also manufacture specialized mobile data transmission devices including Palm and Windows-based PDAs, laptop data cards and other devices. These new devices will complement our high-speed wireless data services and will be introduced throughout the next year, as quantities are available.

Markets and Systems

        We own 29 licenses covering over 19.4 million people. We have an interest in 8 licenses covering 2.0 million people through our association with Eliska Ventures in which we hold a non-controlling interest.

THE WIRELESS COMMUNICATIONS INDUSTRY

    Overview

    Since its introduction in 1983, wireless service in the United States has grown dramatically. The Cellular Telecommunications & Internet Association reports that there were 118 million wireless subscribers in the United States as of June 30, 2001. This represents a nationwide penetration rate of wireless services of more than 40%. The wireless communications industry generally includes one-way radio applications, such as paging or beeper services, and two-way radio applications, such as cellular, PCS and enhanced specialized mobile radio ("SMR") networks. Wireless communications systems use a variety of radio frequencies to transmit voice and data signals, which are licensed in distinct radio frequency blocks.

    PCS uses digital technology, which converts voice or data signals into a stream of digits that are compressed before transmission. A single radio channel may carry multiple simultaneous signal transmissions, enhancing capacity and allowing digital-based wireless carriers to offer new and enhanced wireless services. Such services include robust data transmission features, which allow "mobile office" applications such as facsimile, e-mail, wireless connections to computer/data networks, Internet capabilities and improved conversation privacy. Packet-switched digital technology, which underlies GPRS, further provides for substantially higher data transmission rates and continuous connectivity to data networks.

    As further discussed below, PCS competes directly with existing cellular telephone and data services, paging and SMR services. Cellular service initially used only analog-based technology, however, some carriers now provide both digital-based voice and wireless data services utilizing the cellular frequency band. Analog cellular providers generally offer a more limited number of voice features and do not offer the robust data transmission features available with digital technologies. PCS is increasingly competing with wired local communications services as PCS costs decline and the quality and range of services increases.

    Operation of wireless communications systems

    Wireless communications system service areas, whether cellular or PCS, are divided into multiple "cells". In both cellular and PCS systems, each cell contains a transmitter, a receiver and signaling equipment (collectively referred to as the "cell site"). The cell site is connected by microwave or landline telephone lines to a switch that uses computers to control the operation of the wireless communications system for the entire service area. The signal strength of a transmission between a handset or wireless data device and a cell site declines as the handset or wireless data device moves away from that cell site. The system coordinates all aspects of call transmission to and from handsets and wireless data devices and ensures the "hand off" of calls to other cell sites, which prevents calls from being dropped as customers travel between coverage areas of individual cell sites. Wireless communications providers also establish interconnection agreements with local exchange carriers ("LECs") and interexchange carriers.

    Wireless system operators often enter into "roaming" agreements by which the operators will provide service to customers of other wireless service providers with compatible wireless systems who are temporarily located in or traveling through their service areas and where the customer's provider does not have service. Although PCS and cellular systems utilize similar technologies and hardware, they generally operate on different frequencies and use different technical and network standards. Dual-mode handsets, however, make it possible for users of one type of system to "roam" on a different type of system outside of their service area.

    PCS systems operate under one of three principal digital signal transmission technologies, or standards, that have been deployed by various operators and vendors: GSM, Time Division Multiple Access ("TDMA"), or Code Division Multiple Access ("CDMA").

    GSM is the most widely used wireless technology in the world, serving over 600 million customers. It offers an open system architecture, is supported by a variety of vendors and allows GSM operators to achieve cost economies in infrastructure and mobile terminal equipment. GSM provides the benefit of a single phone number and transparent services on a global roaming basis. GSM also has high capacity, high voice quality and utilizes industry-leading encryption and authentication technology that provides customers with a high level of subscription and conversation privacy. GSM has always supported wireless data and currently supports high-speed wireless packet-based data transmission. This allows GSM operators to provide customers with enhanced Internet and mobile data services.

    CDMA has been widely deployed in North America and parts of Asia. It has easier interoperability with North American analog cellular systems than GSM. It uses a closed architecture, and is dependent upon intellectual property rights owned by a few manufacturers, that increases the cost of network equipment, handsets and wireless data devices. It has limited global deployment, thus limiting the customer's ability to use services based upon CDMA technology outside of the United States.

    GSM and TDMA are both based upon time-division of spectrum and are currently incompatible with each other and with CDMA. Accordingly, a customer on a system that utilizes GSM technology is currently unable to use a GSM handset or wireless data device when traveling in an area not served by GSM-based PCS operators, unless the subscriber carries a dual-mode handset or wireless data device. Such handsets and wireless data devices are expected to be commercially available in late 2002. Under a Memorandum of Understanding between GSM operators in the United States and Canada and the association of TDMA operators in the United States and Canada, there are plans to promote the interoperability of GSM and TDMA standards.

    Competition

    We operate in highly competitive markets. Competition for customers among wireless licensees is based principally upon the selection of services and features offered, the technical quality of the wireless systems, customer service, system coverage, capacity and price. The FCC's allocation of spectrum currently provides for at least six PCS licenses in each geographic area that may be held by a minimum of three separate PCS licensees, and two cellular licensees in each market. There is currently a spectrum cap that limits the amount of spectrum that a licensee can hold in any one market to 55MHz. This cap will be removed on December 31, 2002, which may lead to further consolidation of PCS service providers.

    Our principal competitors are the national PCS and cellular providers in our markets, many of which have been operational for a number of years. Earlier market entry by these competitors often provided them the opportunity to gain greater coverage within individual markets and larger customer bases. Most of these competitors provide services in a large number of markets, enabling them to offer no or low cost roaming and toll calls. Many of our competitors in the national market provide services comparable to our PCS services and have the advantages of greater geographical coverage and more customers. These competitors include Verizon Wireless, Inc.; Cingular Wireless LLC ("Cingular"); AT&T Wireless Services, Inc. ("AT&T Wireless"); Sprint Spectrum L.P. ("Sprint PCS"); and Nextel Communications, Inc. We also compete with local or regional PCS providers, paging, dispatch, cellular, wireless service resellers and landline telephone service providers. We also face increased competition from entities providing similar services using other currently operational technologies or developing new technologies for use in the future.

    GSM technology, which has not historically been widely deployed by North American wireless operators, is based on a different network protocol than other North American standards. Thus, our customers may not be able to roam conveniently or at all on other PCS or cellular systems while traveling in areas of North America outside our service areas. Our principal PCS competitors generally use standards other than GSM. For example, Sprint PCS uses the CDMA standard, and AT&T Wireless and Cingular use the TDMA standard. However, AT&T Wireless and Cingular have begun overlaying their TDMA networks with GSM networks and have recently announced a proposed joint venture to further expand their GSM networks. We expect that the expansion of the GSM networks by these competitors will make it possible for our customers to have expanded roaming capabilities.

    The FCC generally requires all cellular and PCS licensees to provide service to resellers. A reseller of wireless service buys blocks of telephone numbers and capacity from licensed wireless carriers and then resells those services to its own customers. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that licensee. Several small resellers currently operate in competition with us. The obligation of PCS licensees to provide service to resellers terminates on November 24, 2002.

    Additional competition to our PCS services may come from Wireless Communications Services ("WCS"), which can provide fixed or mobile telecommunications service, SMR service, and local multipoint distribution service ("LMDS"). We currently hold nine WCS licenses and numerous LMDS licenses and will compete in that market. SMR dispatch system operators have constructed digital mobile communications systems on existing SMR frequencies in many cities throughout the United States, including some of the markets in which we operate. We cannot foresee how technological progress or economic incentives will affect competition for these new services or from the auction of new spectrum for competitive wireless services. In all instances, the FCC reserves the right to amend or repeal its service regulations and auction schedules.

    Designated Entities

     The FCC, which regulates the sale and use of radio spectrum by which PCS service is provided in the United States, has granted a narrow category of entities ("Designated Entities") the exclusive right to bid for and own "closed" C and F Block licenses for the initial five-year period following the award of the licenses. Powertel does not qualify as a Designated Entity, and so in order to continue expanding service to our customers, we currently hold a non-controlling ownership interest in Eliska Ventures, a company that qualifies as a Designated Entity and is controlled by Sonera and EWI. Through contractual arrangements, our customers can obtain service in territories covered by the C and F Block licenses that are owned and operated by Eliska Ventures. The partners in this entity have the right to exchange their ownership interests in Eliska Ventures to Powertel for cash and/or Deutsche Telekom stock. The operating results of Eliska Ventures have been included in Powertel's consolidated results because the majority interests do not have sufficient capital at risk.

GOVERNMENTAL REGULATION

    Our telecommunications systems and operations are regulated by the FCC pursuant to the Communications Act of 1934 (the "Communications Act") and the Telecommunications Act of 1996 (the "Telecommunications Act") (collectively, the "Acts").

    The FCC allocates licenses for radio frequency spectrum through competitive bidding, or auctions. The FCC generally allows all qualified applicants to bid on PCS licenses, with the exception of certain PCS licenses that are reserved for Designated Entities. The FCC has divided the United States into separate PCS geographic markets, with six or more PCS licenses on separate frequencies in each market. Licensees are generally allowed to divide their licenses further, either spectrally ("disaggregation"), or geographically ("partitioning"), or both, in private transactions after an auction, subject to certain restrictions. PCS licensees are also subject to other FCC rules and various recent industry developments that may affect our business operations as follows:

- FCC wireless spectrum cap: A single person or entity (or related group) currently can hold an attributable interest in PCS, cellular and SMR licenses totaling no more than 55 MHz in all markets where there is a significant overlap in a particular geographic area. The FCC raised the restriction from 45 MHz in urban markets to 55 MHz for all markets during 2001, and the entire restriction will expire on December 31, 2002.

- Renewal and construction requirements of PCS licenses: PCS licenses have a ten-year term, after which they must be renewed with the FCC. The renewal generally will be granted to a PCS licensee that has: (1) provided substantial service during its past license term and (2) substantially complied with applicable FCC rules and policies and the Acts. The FCC also mandates that PCS licensees construct facilities that provide adequate service to a certain percentage of the population of their licensed service areas within five, and in some cases, ten years of the initial license grant. Failure to meet these construction deadlines may result in forfeiture of the license.

- Compliance with antenna structure and other technical requirements: PCS systems are subject to certain Federal Aviation Administration regulations with respect to location, lighting and construction of transmitter towers and antennas and are subject to regulation under the National Environmental Policy Act and environmental regulations of the FCC. The FCC also mandates various technical parameters, and state or local zoning and land use regulations also apply to wireless systems.

- Transfers and assignments of PCS licenses: Subject to certain exceptions, the FCC's approval must be obtained prior to assigning or transferring control of a PCS license. Any acquisition or sale of licenses may also require prior review by the Federal Trade Commission and the Department of Justice if the transaction is over a certain size, as well as state or local regulatory authorities having competent jurisdiction.

        FCC rules restrict the voluntary assignment or transfer of control of Designated Entity licenses. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the FCC's Designated Entity eligibility criteria for holding such licenses. However, a licensee may assign or transfer control of a Designated Entity license to a non-Designated Entity within the five year restricted period if it has satisfied the first construction benchmark for the license. Upon transfer or assignment of a Designated Entity license to a non-Designated Entity during the initial license term, any installment payment plans are accelerated, and during the first five years of the initial license term, all or a portion of any bidding credits received by the Designated Entity must be forfeited. The FCC has authority to conduct random audits to ensure that licensees are in compliance with the FCC's Designated Entity eligibility rules, and any violations could result in license revocations, forfeitures or fines.

- Relocation of microwave incumbents: The spectrum acquired by a PCS licensee may be encumbered by the fixed microwave systems of existing licensees. In order for the PCS licensees to operate their PCS systems, they may need to relocate these incumbent microwave licensees to other spectrum. The FCC has adopted transition and cost sharing plans to facilitate the relocation of incumbents and to ensure that subsequent PCS licensees that benefit from the earlier relocation by another carrier share the cost of the relocation. The transition and cost sharing plans expire on April 4, 2005, after which any remaining incumbents in the PCS spectrum band will be responsible for their own relocation costs.

- Foreign ownership: The Communications Act limits direct foreign ownership in a FCC license to 20 percent. The Communications Act also mandates that no more than 25 percent of a FCC licensee's capital stock may be indirectly owned or voted by non-United States citizens or their representatives, by a foreign government, or by a foreign corporation, absent an FCC finding that a higher level of foreign ownership is not inconsistent with the public interest. Indirect ownership in excess of 25 percent by persons or entities from countries that are signatories to the World Trade Basic Telecom Organization Agreement are presumed to be in the public interest. However, the FCC has the right to attach additional conditions to a grant of authority, and, in the exceptional case in which an application poses a very high risk to competition, to deny an application. In connection with the T-Mobile merger with both VoiceStream and Powertel, the FCC authorized VoiceStream and Powertel to have 100 percent indirect foreign ownership.

- Enhanced 911: The FCC has established timetables for making emergency 911 services available by cellular, PCS, and other mobile service providers, including enhanced 911 ("E911") services that provide the caller's telephone number, location and other useful information. This requirement extends to callers with speech or hearing disabilities; however, digital wireless service providers need not be capable of transmitting 911 calls from text type ("TTY") devices until June 30, 2002.

        PCS is a type of commercial mobile radio service ("CMRS"). The FCC requires CMRS carriers to adopt either a handset-based or network-based approach for identifying the location of an E911 caller. CMRS carriers have an ongoing obligation to comply with various accuracy standards and implementation deadlines imposed by the FCC. In September 2000, the FCC granted VoiceStream a limited waiver of such accuracy standards. VoiceStream, by this waiver, is permitted to deploy a "hybrid" location solution called Enhanced Observed Time Difference of Arrival ("EOTD"), which combines both network-based and handset-based technologies, subject to certain conditions. Pursuant to the waiver, VoiceStream must meet various on-going deployment benchmarks by specific dates and must have a 95 percent penetration of location capable handsets among its subscribers by the end of 2005. VoiceStream is currently seeking approval from the FCC for a limited modification of those interim deployment benchmark dates. Filings have been made with the FCC to include Powertel in the VoiceStream filings.

- Local Exchange Carriers/CMRS interconnection: FCC rules require LECs to provide CMRS carriers interconnection within a reasonable time after it is requested, unless such interconnection is not technically feasible or not economically reasonable. Interconnection allows the completion of calls between wireless and wireline phones. CMRS providers are entitled to reciprocal compensation arrangements with LECs, in which CMRS providers can collect the same charges for terminating wireline-to-wireless traffic on their systems that the LECs charge for terminating wireless-to-wireline calls, and prohibits LECs from charging CMRS providers for terminating LEC-originated traffic. There is an on-going FCC rulemaking proceeding to reexamine all of its currently regulated forms of intercarrier compensation, including the existing reciprocal compensation mechanism for LEC-CMRS interconnection, which may result in substantial modification of the FCC's interconnection rules, and may materially affect our business. The impact of such modifications cannot be determined until the FCC issues its decision in this proceeding.

- Universal service: The goal of universal service is to ensure the provision of basic and enhanced telecommunications services to all areas in the United States, including high-cost and low-income areas. Wireless service providers are eligible to receive universal service subsidies, but also are required to contribute to both federal and state universal service funds. For the fourth quarter of 2001, the FCC's universal service contribution factor amounted to 6.9 percent of interstate and international telecommunications revenues. Many states are also developing state universal service fund programs to which CMRS carriers are required to contribute.

- Wireless local number portability: CMRS carriers must provide wireless local number portability ("LNP"), which enables customers to migrate their landline and cellular telephone numbers to a PCS carrier and from a PCS carrier to another service provider. CMRS carriers are required to implement LNP in the top 100 Metropolitan Statistical Areas by November 24, 2002. The FCC is currently considering a petition filed by another carrier that seeks permanent forbearance for CMRS carriers from LNP.

- CALEA: The Communications Assistance for Law Enforcement Act ("CALEA") requires telecommunications carriers to ensure that their facilities are technically capable of assisting law enforcement officials' use of wiretaps and like devices to intercept or isolate customer communications. Although all CMRS carriers must comply with CALEA, the FCC has temporarily suspended some of its CALEA related rules because of a decision by the Court of Appeals for the District of Columbia questioning the adequacy of those rules.

- CMRS automatic roaming: The FCC is currently considering whether it should adopt "automatic" roaming rules for CMRS carriers and phase out the current "manual" roaming requirement. Manual roaming requires the customer to take additional action to establish a contractual relationship with a host carrier to carry a call that is placed outside the customer's home area. Most wireless carriers have already entered into voluntary automatic roaming agreements with other carriers so that their customers do not have to take such additional steps. The FCC has not yet issued a decision on this matter.

-   Health effects of wireless handsets, wireless data devices and cell sites:
    Media reports have suggested that radio frequency emissions from handsets, wireless data devices and cell sites may raise various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Research and studies are ongoing. Whether or not such research or studies conclude there is a link between radio frequency emissions and health, these concerns over radio frequency emissions may discourage the use of handsets and wireless data devices and may result in significant restrictions on the location and operation of cell sites, all of which could have a material adverse effect on our results of operations. Powertel is also subject to current, and potential future, litigation relating to these health concerns. Several class action lawsuits have been filed against us, several other wireless service operators and several wireless phone manufacturers, asserting product liability, breach of warranty and other claims relating to radio frequency transmissions to and from handsets and wireless data devices. The complaints seek substantial monetary damages as well as injunctive relief. The defense of these lawsuits may divert our management's attention, and we may be required to pay significant awards or settlements, and may incur significant expenses in defending these lawsuits.

        Powertel may be subject to potential litigation relating to the use of wireless devices while driving. Some studies have indicated that using wireless devices while driving may impair drivers' attention. Litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless device use by a driver could result in significant monetary damages awards and adverse publicity.

        Legislation regarding wireless device use while driving may adversely affect us. Legislation has been proposed in the United States Congress and many state and local legislative bodies to restrict or prohibit the use of wireless phones while driving motor vehicles. To date, the State of New York and a small number of localities in the United States have passed such laws, and similar laws have been enacted in other countries. These laws, or if passed, other laws prohibiting or restricting the use of wireless phones while driving, could reduce sales, usage and revenues, any or all of which could have a material adverse effect on our operations.

- Regulation on the state and local level: Although the Acts generally preempt state and local governments from regulating the entry of, or the rates charged by, wireless carriers, some state public service commissions have taken action to regulate other aspects of wireless operations, including customer billing, termination of service arrangements, advertising, the filing of "informational" tariffs and certification of operations. At the local level, wireless facilities typically are also subject to zoning and land use regulation, and may be subject to fees for use of public rights-of-way.

- Leasing of spectrum: The FCC initiated a proceeding in late 2000 examining whether it should allow the leasing of spectrum to third parties either on a temporary or long-term basis to ease the current spectrum shortage faced by many carriers. The FCC's proposal would allow certain wireless licensees to enter into a variety of arrangements with third parties without the FCC's prior approval for assigning or transferring control of a license. The FCC has not yet issued a decision on this matter.

EMPLOYEES AND LABOR RELATIONS

    Subsequent to our merger with T-Mobile, all Powertel employees became VoiceStream employees. Employees of VoiceStream provide services on our behalf.

ITEM 2. PROPERTIES

    We operate 110 retail stores, all of which are leased. The leases expire between February 2002 and February 2012.

    We operate 2,235 microwave cell and switching equipment sites. The majority of our sites are leased for an initial five-year period, with options for renewal for up to five additional five-year periods.

    VoiceStream maintains its corporate headquarters in three leased buildings in Bellevue, Washington occupying 344,435 combined square feet. Our principle executive office is located at VoiceStream's corporate headquarters. The leases expire between May 2005 and October 2010.

    VoiceStream maintains 11 customer service centers, including one of our customer service centers. VoiceStream's customer service centers are integrated through a national call blending and routing strategy to service all customers of VoiceStream and its subsidiaries, as well as Powertel. We maintain one customer service center that has not yet been integrated into the national call blending and routing strategy.

ITEM 3. LEGAL PROCEEDINGS

    Except as referenced in the next sentence there are no material, pending legal proceedings to which we or any of our subsidiaries or affiliates is a party or of which any of our or their property is subject which, if adversely decided, would have a material adverse effect on our financial position, results of operations or cash flows. For discussion of certain legal proceedings relating to FCC license grants, see "Item 1. Business -- Government Regulation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (Omitted pursuant to General Instruction I (2).)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (Omitted pursuant to General Instruction I (2).)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    (Omitted pursuant to General Instruction I (2).)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    (Abbreviated pursuant to General Instruction I (2). As a result, all comparisons presented are full year 2001 to full year 2000 results unless otherwise indicated.)

    The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as unbilled revenues, allowance for doubtful accounts, sales and marketing programs and incentives, employee compensation programs, depreciation and amortization periods, taxes, inventory values, and valuations of investments and intangible assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates due to changing conditions or the validity of our assumptions.

    We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize service revenues based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, actual write-offs may be higher than expected. We record accruals associated with sales and marketing promotions and incentives. These accruals are based primarily on historical take-rates of similar promotions or offers. When recording depreciation expense associated with wireless communications equipment, we use estimated useful lives. As a result of changes in technology and industry conditions, we periodically evaluate the useful lives of wireless communications equipment. These evaluations could result in a change in our useful lives in future periods.

    OVERVIEW

    We provide PCS services using GSM technology in urban markets in the southeastern United States through the ownership and operation of PCS licenses and through contractual relationships with an entity in which we have a non-controlling ownership interest that owns and operates similar licenses.

    The following discussion highlights the key events in the periods covered by these financial statements:

    On May 31, 2001, Deutsche Telekom acquired 100% of the common shares of Powertel in a transaction that qualified as a tax-free reorganization. Following the closing of the merger, Deutsche Telekom transferred all of its Powertel shares to T-Mobile (referred to herein as the "T-Mobile merger"). T-Mobile is a wholly-owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's principal GSM wireless operations, primarily in Europe and the United States.

    On May 31, 2001, Deutsche Telekom also acquired 100% of the common shares of VoiceStream and subsequently transferred all of its VoiceStream shares to T-Mobile. In the third quarter of 2001, following the T-Mobile merger, we began marketing our services under the VoiceStream brand name. We advertise, provide and bill for our services under the VoiceStream brand, and do not compete with VoiceStream in the markets we serve. Our wireless network is also fully integrated with VoiceStream's network such that, from a customer's perspective, our services are indistinguishable from VoiceStream's. Also during the third quarter, our employees became employees of VoiceStream. Our financial statements include direct charges for compensation and benefit costs of VoiceStream employees working exclusively on Powertel business. VoiceStream also performs certain administrative and other functions for the benefit of its own operations as well as Powertel's where cost or operating efficiencies can be achieved. A portion of VoiceStream's costs associated with performing these functions is allocated to us in a manner that we believe reflects the relative time and associated cost devoted to us.

    In the first quarter of 2001, we acquired a non-controlling, voting interest in the parent of Eliska Ventures for $125 million. The acquisition was accounted for under the purchase method of accounting. The operating results of Eliska Ventures have been included in Powertel's consolidated results of operations from the date of formation because the majority interests do not have significant capital at risk. On January 31, 2001, Eliska Ventures purchased substantially all of the assets of DiGiPH PCS (the "DiGiPH Acquisition"), a PCS provider that used GSM technology to serve customers along the Gulf Coast of Alabama, Florida and Mississippi, an area contiguous to our service territory. On February 1, 2001, Eliska Ventures began offering PCS service to the former DiGiPH customers under the Powertel brand name. Eliska Ventures' PCS service was subsequently transitioned to the VoiceStream brand along with Powertel's.

    The T-Mobile merger was accounted for as a purchase business combination and resulted in adjustment of the basis of our assets, liabilities and shareholders' equity to reflect fair value on the closing date of the merger. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to periods prior to the merger. The consolidated financial statements of Powertel for the year ended December 31, 2001, are presented as two distinct periods, the five months prior to the merger, and the period from June 1, 2001 to December 31, 2001, subsequent to the merger. The following discussion and analysis refers to the results and activities for the year ended December 31, 2001. Where necessary, we have provided explanations to improve comparability between the pre-merger and post-merger activity.

    For further discussion of our business, see Item 1.

    Operating markets

    We introduced our PCS service in October 1996 in Jacksonville, Florida and Montgomery, Alabama. Together with Eliska Ventures, we now operate in a total of 34 markets in the southeastern United States. In most of these markets, we were the first to offer PCS services commercially. Due to the varying dates at which each of the markets became operational or were acquired, revenues and expenses recognized during any period may not be comparable to other periods and may not be representative of future operations.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

    The following table sets forth certain financial data as it relates to our operations (dollars in thousands):

                                     Years ended December 31,
                                     ------------------------
                                      2001(1)         2000         Change       % Change
                                     ---------     ----------    ---------      --------
Revenues:
 Subscriber revenues ............    $ 350,433     $ 247,324     $ 103,109          41.7%
  Prepaid revenues ..............      196,644       132,668        63,976          48.2%
  Roamer revenues ...............       17,146        13,816         3,330          24.1%
  Equipment sales ...............       47,573        25,956        21,617          83.3%
  Affiliate and other revenues ..        6,857         7,563          (706)         (9.3%)
                                     ---------     ---------     ---------        ------
     Total revenues .............      618,653       427,327       191,326          44.8%
                                     ---------     ---------     ---------        ------
Operating expenses:
  Cost of service ...............      143,164        99,261        43,903          44.2%
  Cost of equipment sales .......      138,020       110,622        27,398          24.8%
  General and administrative ....      152,701        91,194        61,507          67.4%
  Sales and marketing ...........      158,404       119,013        39,391          33.1%
  Depreciation and amortization .      370,079       102,722       267,357         260.3%
  Stock-based compensation ......        1,268           707           561          79.3%
                                     ---------     ---------     ---------       -------
     Total operating expenses ...      963,636       523,519       440,117          84.1%
                                     ---------     ---------     ---------       -------
Operating Loss ..................     (344,983)      (96,192)     (248,791)        258.6%
Other income (expense) ..........     (128,821)     (116,029)      (12,792)         11.0%
Income tax benefit ..............       83,703            --        83,703         100.0%
                                     ---------     ---------     ---------       -------
Net loss ........................    $(390,101)    $(212,221)    $(177,880)         83.8%
                                     =========     =========     =========       =======
Adjusted EBITDA .................    $  26,364     $   7,237     $  19,127         264.3%
                                     =========     =========     =========       =======

Cash flows provided by (used in):
  Operating activities ..........    $(109,147)    $ (54,257)    $ (54,890)        101.2%
                                     =========     =========     =========       =======
  Investing activities ..........    $(582,409)    $(155,975)    $(426,434)        273.4%
                                     =========     =========     =========       =======
  Financing activities ..........    $ 534,633     $   7,399     $ 527,234       7,125.7%
                                     =========     =========     =========       =======

Subscribers/Users:
Post pay subscribers ............      614,700       411,000       203,700          49.6%
Prepaid users ...................      558,900       496,800        62,100          12.5%

-----------
(1) Reflects the combination of results for the five months ended May 31, 2001 and the seven months ended December 31, 2001, the periods before and after the T-Mobile merger.


REVENUES

    The overall $170.4 million (43.3%) increase in service revenues (subscriber, prepaid and roamer revenues) to $564.2 million in 2001 is due primarily to internal customer growth in our existing markets. The DiGiPH Acquisition also increased our customer base and revenues by approximately 10%.

    Post pay service revenues increased $103.1 million (41.7%) to $350.4 million in 2001. The increase is primarily the result of growth in our post pay subscriber base from 411,000 at December 31, 2000 to 614,700 at December 31, 2001. The net increase of 203,700 subscribers in 2001, of which 43,300 were from the DiGiPH Acquisition with the remainder due almost entirely to internal growth, compares to 70,000 subscribers added during 2000.

    Prepaid service revenues increased $64.0 million (48.2%) to $196.6 million in 2001. Our prepaid customers grew to 558,900 at December 31, 2001 from 496,800 at December 31, 2000. There were 62,100 net prepaid customers added during 2001, due largely to the DiGiPH Acquisition, compared to 292,000 net additions during 2000. The lower rate of growth in prepaid customers reflects our current business strategy that emphasizes post pay subscriber growth.

    In 2000 and in the first quarter of 2001, our marketing efforts were focused on prepaid service resulting in prepaid revenues growing at a higher rate than post pay revenues during this period. Beginning in the second quarter of 2001, in connection with the T-Mobile merger, we shifted our marketing emphasis towards post pay service, similar to VoiceStream's strategy. In the third quarter of 2001, we began marketing our services under the VoiceStream brand and the "Get More" marketing strategy, including new pricing strategies and an advertising campaign featuring Jamie Lee Curtis. This shift in focus to post pay service combined with the conversion to the VoiceStream brand resulted in higher post pay revenue growth relative to prepaid in the second half of 2001.

    We believe our use of VoiceStream's "Get More" marketing strategy, including the advertising campaign featuring Jamie Lee Curtis, and the associated pricing strategy that was initiated following the T-Mobile merger, has contributed to the rapid subscriber growth throughout all of our markets. As a result of VoiceStream's merger with T-Mobile, VoiceStream is leveraging the success of the "Get More" marketing strategy in the United States to introduce "Global Wireless by T-Mobile" as part of the VoiceStream brand logo. VoiceStream plans to phase out the VoiceStream brand name over the next year, forming a cohesive international wireless brand using the T-Mobile name. We will also undergo this brand change and believe the continued use of the "Get More" strategy, combined with the introduction and use of the global T-Mobile brand, will positively affect our subscriber growth.

    Total service revenue per average customer ("ARPU") was $43.48 in 2001 as compared to $45.14 in 2000. Post pay ARPU increased slightly from $54.81 in 2000 to $55.40 in 2001 while prepaid ARPU decreased from $31.50 in 2000 to $29.57 in 2001 due to additional competition in the prepay market.

    Roamer revenues increased $3.3 million (24.1%) to $17.1 million in 2001. The increase is primarily due to the DiGiPH Acquisition, which expanded our coverage area in 2001 to include several popular tourist destinations.

    Equipment sales increased $21.6 million (83.3%) to $47.6 million in 2001. The increase is primarily due to higher handset prices associated with the shift in emphasis to post pay subscriber growth following the T-Mobile merger in 2001.

OPERATING EXPENSES

    Cost of service expenses represent network operating expenses incurred in operational markets including the cost of interconnection with LEC facilities, direct cell site costs (property taxes, insurance, site lease, utilities and repair and maintenance expenses), third party roaming costs and long distance toll costs. The increase of $43.9 million (44.2%) to $143.2 million in 2001, is primarily due to the growth in our customer base, together with the DiGiPH Acquisition. Cost of service as a percentage of service revenues increased slightly to 25.4% in 2001 from 25.2% in 2000, primarily due to increases in interconnection costs to support the growth in network usage associated with our growing customer base. While cost of service expenses are expected to increase due to continuing growth in our customer base, we expect cost of service as a percentage of service revenues to generally trend downward as greater economies of scale are realized.

    Cost of equipment sales increased $27.4 million (24.8%) to $138.0 million in 2001, primarily due to the increase in the number of handsets and wireless data devices sold. This volume increase correlates with the growth in our customer base. Although customers generally are responsible for purchasing or otherwise obtaining their own handsets or wireless data devices, we sell this equipment below cost to respond to competition for new customers. We expect these subsidies to remain common industry practice for the foreseeable future.

    General and administrative expenses increased $61.5 million (67.4%) to $152.7 million in 2001. On a per average customer per month basis, general and administrative costs increased to $11.30 in 2001, as compared to $10.45 in 2000. The increase in 2001 is primarily attributable to bonuses of $9.7 million related to the T-Mobile merger. While general and administrative expenses are expected to increase due to continuing growth in customers, we expect the cost per customer to trend downward as greater economies of scale are realized.

    Sales and marketing costs increased $39.4 million (33.1%) to $158.4 million in 2001. The increase is attributable to greater sales commissions and other compensation costs associated with our shift in emphasis to post pay subscriber growth together with additional advertising and other promotional expenses related to our conversion to the VoiceStream brand. Sales and marketing costs per customer added, commonly referred to as Cost per Gross Add ("CPGA"), which includes the loss on equipment sales, totaled $278 in 2001, as compared to $272 in 2000.

    Depreciation and amortization expense increased $267.4 million (260.3%) to $370.1 million in 2001. This increase is primarily due to the fair value adjustments related to the T-Mobile merger, which increased the recorded value of our intangible assets, including licenses, goodwill and subscriber list on June 1, 2001. Amortization expense also increased due to the change in the amortization period of licenses from 40 years prior to the T-mobile merger, to 20 years subsequent to the merger.

ADJUSTED EBITDA

    Adjusted EBITDA represents operating income before depreciation, amortization and non-cash stock-based compensation. We believe Adjusted EBITDA provides meaningful additional information on our operating results, our ability to service our long-term debt and other fixed obligations and to fund our continued growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income as determined in accordance with United States generally accepted accounting principles ("GAAP"), as an alternate to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures reported by other companies.

    Adjusted EBITDA increased $19.1 million (264.3%) to $26.4 million in 2001. The Adjusted EBITDA for 2001 includes $9.7 million in retention and bonus expenses related to the T-Mobile merger. The increase in Adjusted EBITDA in 2001 reflects the earnings leverage achieved as the number of new customers added becomes proportionately smaller relative to the greater size of our customer base. As a result, sales and marketing costs are growing at a lower rate than revenues, increasing Adjusted EBITDA.

    The following table reconciles our Adjusted EBITDA as discussed above, to our net loss (dollars in thousands):


                                       Years ended December 31,
                                      --------------------------
                                        2001              2000
                                      ---------       ----------
Adjusted EBITDA ..................... $  26,364           $7,237
  Depreciation and amortization .....  (370,079)        (102,722)
  Stock-based compensation ..........    (1,268)            (707)
  Other income (expense) ............  (128,821)        (116,029)
  Income tax benefit ................    83,703               --
                                      ---------       ----------
Net loss ............................ $(390,101)       $(212,221)
                                      =========       ==========

OTHER INCOME (EXPENSE)

    Interest and financing expense decreased $13.0 million (9.4%) to $125.6 million in 2001, primarily due to a decrease in the average interest rate of our debt in the second half of 2001, as we replaced certain third party debt with notes payable to Deutsche Telekom bearing interest at lower rates. The weighted average effective interest rate was 8.1% for the year ended December 31, 2001.

    Interest income and other expense decreased $25.8 million to a net expense of $3.3 million in 2001, as compared to net interest income of $22.5 million for the same period in 2000. The change is primarily due to lower interest income as a result of a decline in cash available for investment.

NET LOSS

    Our net loss increased $177.9 million (83.8%) to $390.1 million in 2001. The increase in 2001 is due primarily to the increases in the recorded cost basis of our goodwill, licenses and other intangible assets and the related amortization expenses associated with the T-Mobile merger. These expense increases are partially offset by a $83.7 million income tax benefit related to the differences between the financial statement and tax bases of our assets following the T-Mobile merger.

CAPITAL EXPENDITURES

    Capital expenditures increased $139.7 million (96.0%) to $285.4 million in 2001 primarily for the continuing build-out of our wireless network. We expect to make significant additional capital expenditures in 2002 for capacity expansion of operating markets. Actual capital expenditures could vary considerably depending on opportunities that arise over the course of the year and on funding availability. We expect that our future funding requirements will be provided by our parent company T-Mobile, Deutsche Telekom or its affiliates.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We expect that the impact to 2002 net income (loss) associated with the discontinuation of the amortization of goodwill to be a pre-tax increase of $260.0 million. We have not completed our initial assessment of goodwill impairment. Upon adoption of this standard, any resulting impairment charges recorded may have a material impact on our results of operations. In connection with the upcoming implementation of SFAS No. 142, discussions are currently underway among a number of the major United States wireless carriers and the SEC regarding whether FCC wireless spectrum licenses represent indefinite lived assets subject to the provisions of SFAS
No. 142. While there are some indications that treating licenses as indefinite lived assets may be appropriate, a number of related issues are being explored including how testing for impairment would be conducted. The outcome of these discussions is uncertain at this time as is the potential impact on our future results of operations.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement provides accounting and reporting standards for recognizing the cost associated with obligations related to the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the asset's useful life. Any subsequent changes to the fair value of the liability will be expensed. We will be required to adopt this statement no later than January 1, 2003. Based on our initial assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. We are required to adopt this statement no later than January 1, 2002. Based on our current assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our discussion below provides information about our market sensitive financial instruments and constitutes "forward looking statements", which involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements. The discussion below includes the financial instruments of Eliska Ventures, whose operating results have been included in our consolidated financial statements.

    Our interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows. To achieve this objective, we maintain a high percentage of fixed rate debt. We manage our variable rate instruments through the use of interest rate swap contracts. We do not enter into derivative instrument transactions for trading or speculative purposes. After giving effect to these interest rate contracts, we have approximately $463.1 million of fixed rate debt at a weighted average interest rate of 9.1%, and $40.0 million of floating interest debt at a weighted average rate of 9.9%. At December 31, 2001 we also have variable rate long-term debt payable to affiliates of $1.1 billion. At December 31, 2001, a ten percent increase in interest rates would cause an approximate $119.0 million increase in our annual interest expense.

    The table below presents principal cash flows and the related average interest rates by expected maturity dates for certain financial instruments sensitive to interest rate fluctuations that we held at December 31, 2001. For interest rate swaps, the table presents the notional amounts and weighted average interest rates by contractual maturity dates.

                                                                               Years ended December 31,
                                          ----------------------------------------------------------------------------
(dollars in thousands)                                                                                          Fair
                                           2002     2003     2004     2005    2006     Thereafter    Total      value
                                          ------   ------   -------  -------  ------   ----------  ---------   -------
LIABILITIES
Long-term debt fixed rate...............      --   15,390   16,410   17,498   13,883     299,955     363,136   384.132
Avg. interest rate......................      --     7.0%     7.0%     7.0%     7.0%       11.1%         N/A       N/A
Long-term debt floating rate............      --       --    4,000   16,000   19,249     100,751     140,000   140,000
Avg. interest rate......................      --       --     9.5%     9.8%    10.0%       10.0%         N/A       N/A
Long-term debt payable to affiliate
  variable rate.........................      --       --       --       --       --   1,149,701   1,149,701       N/A
Avg. interest rate......................      --       --       --       --       --        6.4%         N/A       N/A

INTEREST RATE DERIVATIVES

INTEREST RATE SWAPS
Pay fixed/receive variable..............  40,000   60,000       --       --       --          --     100,000     2,949
Avg. pay rate...........................   4.72%    4.81%       --       --       --          --         N/A       N/A
Avg. receive rate.......................   2.44%    3.50%       --       --       --          --         N/A       N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this item are set forth on pages F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information required by this item regarding a change in accountants is included in a Current Report on Form 8-K dated August 31, 2001.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (Omitted pursuant to General Instruction I (2).)

ITEM 11. EXECUTIVE COMPENSATION

    (Omitted pursuant to General Instruction I (2).)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (Omitted pursuant to General Instruction I (2).)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    (Omitted pursuant to General Instruction I (2).)


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) Financial Statements and Financial Statement Schedules

    The financial statements and schedule listed in the Index to Consolidated Financial Statements on page F-1, which is incorporated herein by reference, are filed as part of this Form 10-K.

    (2) Exhibits

    The following documents are filed as part of this report:

Exhibit
Numbers                           Description
-------                           -----------
3(a)        Amended and Restated Certificate of Incorporation of Bega II, Inc.
            (became Amended and Restated Certificate of Incorporation of
            Powertel as a result of the T-Mobile merger) (Filed as Exhibit 3.1 to Powertel's Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.)

3(b)        Amended and Restated By-Laws of Bega II, Inc. (became Amended and
            Restated By-Laws of Powertel as a result of the T-Mobile merger)
            (Filed as Exhibit 3.2 to Powertel's Form 10-Q for the quarter ended
            June 30, 2001 and incorporated herein by reference.)

4(a)        Indenture (including form of Note) dated June 10, 1997 between
            InterCel, Inc. and Bankers Trust Company, as Trustee, relating to the 11-1/8% Senior Notes Due 2007 of InterCel, Inc. (Filed as
            Exhibit 4(h) to Registration Statement on Form S-4, File No.
            333-31399, and incorporated herein by reference.)

4(b)        First Supplemental Indenture dated as of June 16, 1998 to the
            Indenture dated as of June 10, 1997 for the 11-1/8% Senior Notes Due
            2007. (Filed as Exhibit 4(c) to Powertel's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.)


99(a)       Warrant Agreement dated as of February 7, 1996 between InterCel,
            Inc. and Bankers Trust Company, as Warrant Agent. (Filed as Exhibit
            4(b) to the Registration Statement on Form S-1. File No 33-96218, and incorporated herein by reference.)






(B) Reports on Form 8-K

    There were no Current Reports on Form 8-K filed during the quarter ended December 31, 2001.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                 POWERTEL, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Reports of Independent Accountants.......................................    F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000.............    F-5
Consolidated Statements of Operations for the period from
  January 1, 2001 through May 31, 2001, the period from
  June 1, 2001 through December 31, 2001 and the years ended
  December 31, 2000 and 1999.............................................    F-6
Consolidated Statements of Shareholders' Equity (Deficit)
  for the period from January 1, 2001 through May 31, 2001,
  the period from June 1, 2001 through December 31, 2001 and
  the years ended December  31, 2000 and 1999............................    F-7
Consolidated Statements of Cash Flows for the period from
  January 1, 2001 through May 31, 2001, the period from
  June 1, 2001 through December 31, 2001 and years ended
  December 31, 2000 and 1999.............................................    F-8
Notes to Consolidated Financial Statements...............................    F-9
Financial Statement Schedule II -- Valuation and Qualifying Accounts.....   F-24

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholder of Powertel, Inc.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Powertel, Inc and its subsidiaries (the "Company") at December 31, 2001, and the results of their operations, cash flows and stockholders' equity for the period from June 1, 2001 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of Powertel, Inc. for the years ended December 31, 2000 and 1999 were audited by other independent accountants whose report dated January 31, 2001 expressed an unqualified opinion on those statements.

    As discussed in Note 2, effective May 31, 2001, the Company was acquired and adopted a new basis of accounting whereby all assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods prior to May 31, 2001 are not comparable to consolidated financial statements presented on or subsequent to May 31, 2001.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
January 18, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Powertel, Inc.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations, cash flows and stockholders' equity of Powertel, Inc. and its subsidiaries (the "Company") for the period from January 1, 2001 through May 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of Powertel, Inc. for the years ended December 31, 2000 and 1999 were audited by other independent accountants whose report dated January 31, 2001 expressed an unqualified opinion on those statements.

    As discussed in Note 2, effective May 31, 2001, the Company was acquired and adopted a new basis of accounting whereby all assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods prior to May 31, 2001 are not comparable to consolidated financial statements presented on or subsequent to May 31, 2001.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
January 18, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

To Powertel, Inc.:

We have audited the accompanying consolidated balance sheet of Powertel, Inc.(a Delaware limited liability corporation) and subsidiaries, as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Powertel, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 31, 2001

                                 POWERTEL, INC.
                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)


                                                                                                  As of December 31,
                                                                                          ----------------------------------
                                                                                              2001         |          2000
                                                                                          -----------      |      -----------
                                     ASSETS                                                                |
                                                                                                           |
Current assets:                                                                                            |
  Cash and cash equivalents ...................................................           $    11,640      |      $   168,563
  Accounts receivable, net of allowance for doubtful accounts                                              |
      of $16,096 and $5,367, respectively......................................                81,104      |           63,175
  Inventory ...................................................................                 8,901      |           35,362
  Prepaid expenses and other current assets ...................................                17,032      |           26,188
                                                                                          -----------      |      -----------
             Total current assets .............................................               118,677      |          293,288
                                                                                                           |
Property and equipment, net of accumulated depreciation of                                                 |
  $103,307 and $253,321, respectively) ........................................               638,264      |          627,286
Goodwill, net of accumulated amortization of $143,676, at December 31, 2001....             4,782,374      |               --
Licensing costs and other intangible assets, net of accumulated                                            |
  amortization of $60,827 and $47,817, respectively ...........................             1,754,218      |          431,300
Other assets ..................................................................                 9,359      |            7,136
                                                                                          -----------      |      -----------
                                                                                          $ 7,302,892      |      $ 1,359,010
                                                                                          ===========      |      ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                            |
                                                                                                           |
Current liabilities:                                                                                       |
  Accounts payable ............................................................           $    23,063      |      $    45,476
  Accrued liabilities .........................................................                61,328      |           37,943
  Deferred revenue ............................................................                16,391      |           22,887
  Construction accounts payable ...............................................                   499      |           30,151
  Payable to affiliates .......................................................                71,228      |               --
  Current portion of long-term debt ...........................................                    --      |           33,023
                                                                                          -----------      |      -----------
             Total current liabilities ........................................               172,509      |          169,480
                                                                                                           |
Long-term debt ................................................................               530,967      |        1,215,061
Long-term notes payable to affiliates .........................................             1,149,701      |               --
Other long-term liabilities ...................................................                50,472      |           83,276
Minority interest in equity of consolidated subsidiary ........................                52,260      |               --
                                                                                                           |
Commitments and contingencies (see Note 8)                                                                 |
                                                                                                           |
Cumulative convertible, redeemable preferred stock, 100,000 shares issued and                              |
  outstanding at December 31, 2000.............................................                    --      |          152,219
                                                                                                           |
Shareholders' equity (deficit):                                                                            |
  Preferred stock, 250,000 shares issued and outstanding at December 31, 2000..                    --      |                3
  Common stock, $.000001 and $.01 par value, respectively, and paid-in capital;                            |
       100 million shares authorized, 56,120,666 and 31,525,638 shares issued                              |
       and outstanding, respectively ..........................................             5,588,212      |          525,415
  Accumulated deficit .........................................................              (236,762)     |         (785,161)
  Deferred stock compensation .................................................                (4,467)     |             (703)
  Treasury stock, at cost, 56,438 shares at December 31, 2000 .................                    --      |             (580)
                                                                                          -----------      |      -----------
             Total shareholders' equity (deficit) .............................             5,346,983      |         (261,026)
                                                                                          -----------      |      -----------
                                                                                          $ 7,302,892      |      $ 1,359,010
                                                                                          ===========      |      ===========

          See accompanying notes to consolidated financial statements.

                                 POWERTEL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                June 1, 2001  |
                                                                  through     |   January 1,    For the years ended December 31,
                                                                December 31,  |  2001 through   --------------------------------
                                                                   2001       |  MAY 31, 2001       2000                1999
                                                                ------------  |  ------------   ------------        ------------
Revenues:                                                                     |
  Subscriber revenues .......................................   $ 217,290     |   $ 133,143        $ 247,324        $ 179,957
  Prepaid revenues ..........................................     112,897     |      83,747          132,668           61,922
  Roamer revenues ...........................................       8,285     |       8,861           13,816            8,799
  Equipment sales ...........................................      27,726     |      19,847           25,956           29,360
  Affiliate and other revenues ..............................       2,202     |       4,655            7,563            4,871
                                                                ---------     |   ---------        ---------        ---------
             Total revenues .................................     368,400     |     250,253          427,327          284,909
                                                                ---------     |   ---------        ---------        ---------
                                                                              |
Operating expenses:                                                           |
  Cost of service (excludes stock-based compensation of                       |
      $33, $5, $98, and $138, respectively) .................      85,000     |      58,164           99,261           86,834
  Cost of equipment sales ...................................      69,175     |      68,845          110,622           75,676
  General and administrative (excludes stock-based                            |
    compensation of $1,046, $184, $609, and $138,                             |
    respectively.............................................      92,741     |      59,960           91,194           85,586
  Sales and marketing .......................................      94,027     |      64,377          119,013           92,922
  Depreciation and amortization .............................     307,814     |      62,265          102,722           89,180
  Stock-based compensation ..................................       1,079     |         189              707              654
                                                                ---------     |   ---------        ---------        ---------
             Total operating expenses .......................     649,836     |     313,800          523,519          430,852
                                                                ---------     |   ---------        ---------        ---------
                                                                              |
Operating loss ..............................................    (281,436)    |     (63,547)         (96,192)        (145,943)
                                                                ---------     |   ---------        ---------        ---------
                                                                              |
Other income (expense):                                                       |
  Interest and financing expense ............................     (61,990)    |     (63,576)        (138,565)        (127,054)
  Interest income and other, net ............................       8,689     |     (35,683)          22,536          148,331
  Minority interest loss ....................................      14,272     |       9,467               --               --
                                                                ---------     |   ---------        ---------        ---------
             Total other income (expense) ...................     (39,029)    |     (89,792)        (116,029)          21,277
                                                                ---------     |   ---------        ---------        ---------
                                                                              |
Net loss before income taxes ................................    (320,465)    |    (153,339)        (212,221)        (124,666)
                                                                              |
Income tax benefit ..........................................      83,703     |          --               --               --
                                                                ---------     |   ---------        ---------        ---------
                                                                              |
Net loss ....................................................    (236,762)    |    (153,339)        (212,221)        (124,666)
                                                                              |
Dividends on cumulative redeemable preferred stock ..........          --     |          --           (9,750)          (9,750)
                                                                ---------     |   ---------        ---------        ---------
                                                                              |
Net loss attributable to common shareholders ................   $(236,762)    |   $(153,339)       $(221,971)       $(134,416)
                                                                =========     |   =========        =========        =========

          See accompanying notes to consolidated financial statements.

                                 POWERTEL, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                             (dollars in thousands)

                                                        Par value
                                           Convertible     and                     Deferred
                                            Preferred    paid-in-   Accumulated     stock      Treasury
                                              Stock      capital      deficit    compensation    stock      Total
                                           -----------  ----------  -----------  ------------  --------  ----------
Balance, January 1, 1999 ................    $   4      $  480,148   $(428,774)      $  (702)  $  (345)  $   50,331

Stock options and warrants exercised ....       --           3,974          --            --        --        3,974
Issuance of restricted common
   stock ................................       --           1,362          --        (1,362)       --           --
Conversion of Series C Convertible
   Preferred Stock ......................       (1)              1          --            --        --           --
6.5% stock dividend on cumulative
   convertible, redeemable preferred
   stock ................................       --           9,750          --            --        --        9,750
Purchase of treasury shares .............       --              --          --            --      (150)        (150)
Amortization of deferred stock
   compensation .........................       --              --          --           654        --          654
Net loss ................................       --              --    (134,416)           --        --     (134,416)
                                             -----      ----------   ---------       -------   -------   -----------
Balance, December 31, 1999 ..............        3         495,235    (563,190)       (1,410)     (495)     (69,857)

Stock options and warrants exercised ....       --          20,430          --            --        --       20,430
6.5% stock dividend on cumulative
   convertible redeemable preferred
   stock ................................       --           9,750          --            --        --        9,750
Purchase of treasury shares .............       --              --          --            --       (85)         (85)
Amortization of deferred stock
   compensation .........................       --              --          --           707        --          707
Net loss ................................       --              --    (221,971)           --        --     (221,971)
                                             -----      ----------   ---------       -------   -------    ---------
Balance, December 31, 2000 ..............        3         525,415    (785,161)         (703)     (580)    (261,026)

Stock options exercised .................       --         131,436          --            --        --      131,436
Amortization of deferred stock
  compensation ..........................       --              --          --           114        --          114
Purchase of treasury shares .............       --              --          --            --      (979)        (979)
Net loss ................................       --              --    (153,339)           --        --     (153,339)
                                             -----      ----------   ---------       -------   -------   ----------
Balance, May 31, 2001 ...................        3         656,851    (938,500)         (589)   (1,559)    (283,794)
                                             =====      ==========   =========       =======   =======   ==========

Conversion/elimination of historical
  equity on acquisition .................       (3)       (656,851)    938,500           589     1,559      283,794
Application of purchase accounting -
  Powertel acquisition ..................       --       5,588,212          --        (5,546)       --    5,582,666
Amortization of deferred stock
  compensation ..........................       --              --          --         1,079        --        1,079
Net loss ................................       --              --    (236,762)           --        --     (236,762)
                                             -----      ----------   ---------       -------   -------  -----------
Balance, December 31, 2001 ..............    $  --      $5,588,212   $(236,762)      $(4,467)  $    --  $ 5,346,983
                                             =====      ==========   =========       =======   =======  ===========

          See accompanying notes to consolidated financial statements.

                                 POWERTEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                 June 1, 2001
                                                                    through     |  January 1, 2001  For the year ended December 31,
                                                                 December 31,   |      through      -------------------------------
                                                                     2001       |   May 31,  2001         2000            1999
                                                                  -----------   |   -------------      ---------       ----------
                                                                                |
Operating activities:                                                           |
  Net loss ...................................................    $  (236,762)  |      $(153,339)      $(212,221)      $(124,666)
  Adjustments to reconcile net loss to net cash used in                         |
    operating activities:                                                       |
       Depreciation and amortization .........................        307,814   |         62,265         102,722          89,180
       Income tax benefit ....................................        (83,703)  |             --              --              --
       Amortization of debt discount and premium .............         (2,112)  |         17,231              --              --
       Bond accretion ........................................             --   |             --          77,570          68,922
       Gain on sale of subsidiary, net .......................             --   |             --              --         (79,312)
       Realized gain on sale-leaseback, net ..................             --   |             --              --         (49,860)
       Stock-based compensation ..............................          1,079   |            189             707             654
       Allowance for bad debts ...............................          1,048   |           (402)          1,176          (1,650)
       Other, net ............................................        (23,935)  |         (2,256)         (6,375)         (2,532)
       Changes in operating assets and liabilities, net of                      |
          effects of purchase accounting:                                       |
            Accounts receivable ..............................        (25,834)  |          5,652         (26,263)        (11,354)
            Inventory ........................................         19,827   |         (2,084)        (14,112)           (879)
            Other current assets .............................         11,485   |         (2,723)        (13,324)         (7,163)
            Accounts payable and accrued liabilities .........        (36,741)  |         34,154          35,863          12,520
                                                                  -----------   |      ---------       ---------       ---------
                                                                                |
      Net cash used in operating activities ..................        (67,834)  |        (41,313)        (54,257)       (106,140)
                                                                  -----------   |      ---------       ---------       ---------
Investing activities:                                                           |
  Purchases of property and equipment ........................       (174,129)  |       (111,291)       (145,643)       (132,945)
  Acquisitions of wireless properties, net of cash acquired ..             --   |       (297,790)             --              --
  Purchases of intangible assets .............................         (2,083)  |             --              --              --
  Sales of short-term investments, net .......................             --   |             --          16,223          31,495
  Investments in and advances to affiliates, net .............            659   |             --         (26,555)
  Proceeds from sale-leaseback ...............................             --   |             --              --         274,617
  Proceeds from sale of subsidiary ...........................             --   |             --              --          89,339
  Other, net .................................................          2,225   |             --              --              --
                                                                  -----------   |      ---------       ---------       ---------
     Net cash provided by (used in) investing activities .....       (173,328)  |       (409,081)       (155,975)        262,506
                                                                  -----------   |      ---------       ---------       ---------
Financing activities:                                                           |
  Net proceeds from issuance of common stock .................             --   |        130,149          20,430           3,824
  Long-term debt borrowings ..................................         10,000   |        140,000              --           6,468
  Long-term debt repayments ..................................     (1,014,420)  |        (14,538)        (12,893)             --
  Long-term debt borrowings from parent company ..............      1,100,000   |         25,000              --              --
  Advances from affiliate ....................................         70,557   |             --              --              --
  Contribution of minority interest of consolidated subsidiary             --   |         76,000              --              --
  Other, net .................................................             --   |         11,885            (138)            (49)
                                                                  -----------   |      ---------       ---------       ---------
      Net cash provided by financing activities ..............        166,137   |        368,496           7,399          10,243
                                                                  -----------   |      ---------       ---------       ---------
Change in cash and cash equivalents ..........................         75,025   |        (81,898)       (202,833)        166,609
Cash and cash equivalents, beginning of period ...............         86,665   |        168,563         371,396         204,787
                                                                  -----------   |      ---------       ---------       ---------
Cash and cash equivalents, end of period .....................    $    11,640   |      $  86,665       $ 168,563       $ 371,396
                                                                  ===========   |      =========       =========       =========

          See accompanying notes to consolidated financial statements.

                          POWERTEL WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    Powertel, Inc. ("Powertel," "we" or "us") provides personal communications services ("PCS") primarily in urban markets in the southeastern United States using the Global System for Mobile Communications, or GSM, technology. Powertel was incorporated in 1991 as a Delaware corporation under the name Intercel, Inc. ("Intercel"). In June 1997, we changed our name to Powertel, Inc. Prior to April 30, 1999, we also provided cellular telephone services in contiguous portions of eastern Alabama and western Georgia under the name Intercel.

    On May 31, 2001, Deutsche Telekom AG, ("Deutsche Telekom") acquired 100% of the common shares of Powertel. The merger qualified as a tax-free reorganization. Each Powertel shareholder received 2.6353 Deutsche Telekom shares for each Powertel common share. Deutsche Telekom transferred all of its Powertel shares to T-Mobile International AG ("T-Mobile"). T-Mobile is a wholly-owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's principal GSM wireless operations primarily in Europe and the United States. Upon consummation of the merger and the transfer by Deutsche Telekom of all of its Powertel common shares to T-Mobile (hereafter referred to as "the T-Mobile merger"), Powertel common shares were deregistered and delisted from NASDAQ and are no longer publicly traded. Powertel is now dependent on funding from Deutsche Telekom and/or T-Mobile to meet its working capital and investment requirements, debt service and other obligations.

    Powertel owns a 49.9% minority interest in Eliska Wireless Ventures I, Inc. ("Eliska Ventures"), a joint venture between Powertel, Inc., Sonera Holding B.V., and Eliska Wireless Investors I, L.P., but because the majority interests do not have significant capital at risk, we have consolidated Eliska Ventures from the date of formation. On January 31, 2001, Eliska Ventures purchased substantially all of the assets of DiGiPH PCS, Inc. and certain of its affiliates for approximately $364.2 million in total consideration, including the assumption of $63.2 million in debt owed to the FCC and other debt of $3.2 million. The acquisition was accounted for under the purchase method of accounting.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Consolidation and financial statement presentation

    The consolidated financial statements of Powertel and its consolidated subsidiaries include the accounts of all majority and minority-owned subsidiaries that are controlled by Powertel. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Powertel for the years ended December 31, 2001, 2000 and 1999 reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows. Such adjustments include those of a normal, recurring nature and those related to the T-Mobile merger as described below.

    The T-Mobile merger was accounted for as a purchase business combination and resulted in adjustment of the basis of our assets, liabilities and shareholders' equity to reflect fair value on the closing date of the merger. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to periods prior to the merger. The consolidated financial statements of Powertel for the year ended December 31, 2001, are presented as two distinct periods, the five months prior to the merger, and the period from June 1, 2001 through December 31, 2001, subsequent to the merger.

    Cash equivalents

    Cash equivalents are stated at cost, which approximates market value. We include highly liquid interest-earning investments purchased with an original maturity at time of purchase of three months or less as cash equivalents.

    Capitalized interest

    Our PCS licenses and wireless communications systems represent qualified assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." Our policy is to capitalize interest in new markets during the build-out phase until service is initiated for customers.

    Intangible assets

    Licensing costs primarily represent costs incurred to acquire PCS licenses issued by the Federal Communication Commission ("FCC"). Amortization begins with the commencement of service to customers. Effective June 1, 2001, we began amortizing licenses over a period of 20 years. Prior to June 1, 2001, we amortized licenses over a period of 40 years.

    Goodwill consists of the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. At December 31, 2001, goodwill related to the T-Mobile merger. Goodwill is amortized over a period of 20 years.

    Property and equipment and depreciation

    Additions to property and equipment are recorded at cost. Major replacements and improvements are capitalized while general repairs and maintenance are expensed as incurred. Depreciation commences once the assets have been placed in service and is computed using the straight-line method over the estimated useful lives of the assets, which primarily range from three to forty years.

    Long-lived assets

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", Powertel periodically evaluates whether there has been any indication of impairment of its long-lived assets, including its licensing costs and other intangibles. As of December 31, 2001 and 2000 there has been no indication of such impairment.

    Inventory

    Inventory consists primarily of handsets, wireless data devices and accessories. Inventory is stated at the lower of cost or market, determined on an average cost basis where market is replacement cost.

    Revenue recognition

    Service revenues are based on customer usage and recognized at the time the service is provided. Access and special feature service revenues are recognized when earned. Sales of equipment, primarily handsets and wireless data devices, are recognized upon delivery to the customer. Prepaid coupon sales are deferred until service is provided. Customer activation fees are deferred and recognized over the average life of the customer relationship.

    Income taxes

    Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates expected to be in effect when they are realized. A valuation allowance against deferred tax assets is recorded, if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We had valuation allowances of $60.4 million and $327.9 million at December 31, 2001 and 2000, respectively.

    Advertising expense

    We expense costs of advertising as incurred. Advertising expense was $39.7 million ($19.2 million from January 1, 2001 through May 31, 2001 and $20.5 million from June 1, 2001 through December 31, 2001), $38.6 million and $39.8 million in 2001, 2000 and 1999, respectively.

    Loss per common share

    Powertel no longer presents loss per share information as our common shares are not publicly traded.

    Stock-based compensation plans

    We account for our stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. See Note 11 for discussion of the effect on net loss and other related disclosures had we accounted for these plans under SFAS No. 123, "Accounting for Stock-Based Compensation."

    Fair value of financial instruments

    At December 31, 2001 and 2000, the carrying value of short-term financial instruments approximates fair value due to the short maturity of these instruments. The fair value of long-term debt is based on incremental borrowing rates currently available on loans with similar terms and maturities.

    Supplemental cash flow disclosure

    Cash paid for interest was $80.2 million ($8.3 million from January 1, 2001 through May 31, 2001 and $71.9 million from June 1, 2001 through December 31,
2001), $57.4 million and $55.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Non-cash investing and financing activities, other than those discussed in Note 3, were as follows (dollars in thousands):


                                             June 1, 2001         January 1, 2001
                                               through                through                    For the years ended December 31,
                                             December 31,             May 31,                 -------------------------------------
                                                 2001                  2001                    2000                    1999
                                             ------------         ---------------             ------                  ------
Dividends on cumulative convertible,
    redeemable preferred
    stock paid in stock ...................         --                    --                  $9,750                  $9,750
Long-term borrowings from affiliate .......    $24,700                    --                      --                      --

    Derivative instruments and hedging activities

    SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of hedging transaction. We manage our interest rate risk by entering into interest rate swap agreements. We do not enter into hedging transactions for trading or speculative purposes. As of December 31, 2001, we are not party to any derivative instruments or hedging activities that we believe will have a significant impact on our financial condition or results of operations.

    Concentration of credit risk

    Financial instruments that subject Powertel to concentrations of credit risk consist primarily of temporary cash investments. Our policy is to place our temporary cash investments with major financial institutions. The financial institutions have all been accorded high ratings by primary rating agencies. We limit the dollar amount with any one financial institution and continuously monitor their credit ratings. We have no significant concentration of credit risk in accounts receivable given the nature of our business.

    Estimates used in financial statements

    In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, we have made a number of estimates and assumptions in our reported asset and liability balances, and in our contingent asset and liability disclosures at the date of the financial statements and in our reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for doubtful accounts, unbilled revenue accruals, inventory valuation reserves, and depreciation and amortization of long lived assets. Actual results could differ from those estimates.

    Deferred compensation plan

    We have a deferred compensation plan ("the Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended. We match the participants' contributions to the Plan, subject to certain limits. During the years ended December 31, 2001 and 2000, we made matching contributions to the Plan of $3.3 million ($1.8 million from January 1, 2001 through May 31, 2001 and $1.5 million from June 1, 2001 through December 31, 2001) and $2.9 million, respectively. There were no contributions in 1999.

    Segment reporting

    We operate solely in one segment, wireless communication services. As of December 31, 2001 and 2000, essentially all of our assets are located in the United States. Our sales to international customers are currently not significant.

    Recently issued accounting standards

    In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We expect that the impact to 2002 net income (loss) associated with the discontinuation of the amortization of goodwill to be a pre-tax increase of $260.0 million. We have not completed our initial assessment of goodwill impairment. Upon adoption of this standard, any resulting impairment charges recorded may have a material impact on our results of operations. In connection with the upcoming implementation of SFAS No. 142, discussions are currently underway among a number of the major United States wireless carriers and the SEC regarding whether FCC wireless spectrum licenses represent indefinite lived assets subject to the provisions of SFAS No.
142. While there are some indications that treating licenses as indefinite lived assets may be appropriate, a number of related issues are being explored including how testing for impairment would be conducted. The outcome of these discussions is uncertain at this time as is the potential impact on our future results of operations.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement provides accounting and reporting standards for recognizing the cost associated with obligations related to the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the asset's useful life. Any subsequent changes to the fair value of the liability will be expensed. We will be required to adopt this statement no later than January 1, 2003. Based on our initial assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. We are required to adopt this statement no later than January 1, 2002. Based on our current assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

    Reclassifications

    Certain of the comparative figures in the prior period financial statements have been reclassified to conform to the current period presentation.

3.  BUSINESS COMBINATIONS AND OTHER TRANSACTIONS

    T-Mobile merger

    As a result of the T-Mobile merger, we adjusted the basis of our assets, liabilities and shareholders' equity (deficit) to reflect the purchase allocations recorded by T-Mobile (see Note 2). These non-cash adjustments resulted in the following balance sheet allocations as of May 31, 2001, the acquisition date (dollars in thousands):


                                                                                                    Fair value
                                                    Book value              Adjustments             allocations
                                                    -----------             -----------             -----------
ASSETS
    Current assets .............................    $   223,732             $   (23,981)            $   199,751
    Property and equipment......................        713,162                (146,207)                566,955
    Licensing costs and other intangible assets
       (excluding goodwill) ....................        598,264               1,214,698               1,812,962
    Goodwill....................................         80,420               4,845,630               4,926,050
    Other non-current assets ...........                  5,745                  62,865                  68,610
                                                    -----------             -----------             -----------
                                                    $ 1,621,323             $ 5,953,005             $ 7,574,328
                                                    ===========             ===========             ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
    Current liabilities ........................    $   139,123             $    85,580             $   224,703
    Long-term debt .............................      1,463,463                  69,551               1,533,014
    Long-term debt payable to affiliate.........         25,000                      --                  25,000
    Other long-term liabilities.................         57,800                     908                  58,708
    Deferred tax liability .....................             --                  83,704                  83,704
    Preferred stock and treasury stock..........        151,642                (151,642)                     --
    Minority interest in equity of consolidated
       subsidiary...............................         66,533                      --                  66,533
    Common stock and paid-in capital............        656,851               4,931,361               5,588,212
    Deferred stock compensation.................           (589)                 (4,957)                 (5,546)
    Accumulated deficit ........................       (938,500)                938,500                      --
                                                    -----------             -----------             -----------
                                                    $ 1,621,323             $ 5,953,005             $ 7,574,328
                                                    ===========             ===========             ===========


    DiGiPH PCS Inc.

    Powertel owns a 49.9% minority interest in Eliska Wireless Ventures I, Inc. ("Eliska Ventures"), a joint venture between Powertel, Inc., Sonera Holding B.V. ("Sonera"), and Eliska Wireless Investors I, L.P. ("EWI"), but because the majority interests do not have significant capital at risk, we have consolidated Eliska Ventures from the date of formation. Sonera and EWI have both exercised their options to cause us to purchase their ownership interest in Eliska Ventures, which would result in our holding the entirety of Eliska Ventures. Transfer of control and related applications to effect this buy-out are pending FCC approval.

    On January 31, 2001, Eliska Ventures purchased substantially all of the assets of DiGiPH PCS, Inc. and certain of its affiliates for approximately $364.2 million in total consideration, including the assumption of $63.2 million in debt owed to the FCC and other debt of $3.2 million. The acquisition was accounted for under the purchase method of accounting.

    The following table summarizes the fair value allocation of the purchase price to various intangibles and goodwill:

Current assets...................................     $6,200
  Non-current assets.............................     36,400
  Licenses.......................................    146,300
  Goodwill.......................................    157,400
  Other intangible assets........................     23,000
                                                     -------
Total assets.....................................    369,300
  Current liabilities............................     (5,100)
                                                    --------
Purchase price...................................   $364,200
                                                    ========

    The subscriber base is being amortized over three years and licenses and goodwill over twenty years.

    The following are the unaudited pro forma operating results, assuming that Eliska Ventures had purchased DiGiPH on January 1, 2000:

                                           For the year ended
                                            December 31, 2000
                                            -----------------
Total Revenues.....................              $ 507,300
Net Loss...........................              $(229,400)


4.  PROPERTY AND EQUIPMENT

    Our property and equipment were adjusted to fair value at May 31, 2001 (see
Note 2). The accumulated depreciation balance at December 31, 2001, includes depreciation expense for the seven month period subsequent to the T-Mobile merger.

(dollars in thousands)                                           As of December 31,
                                                           ----------------------------
                                        Useful lives          2001               2000
                                        -------------      -----------       ----------
Land, buildings and improvements........ 5 - 40 years      $   25,374        $  24,732
Wireless communications systems......... 5 - 10 years         609,918          665,472
Furniture and equipment................. 3 -  5 years          45,951          135,817
                                                           -----------       ----------
                                                              681,243          826,021
Accumulated depreciation................                     (103,307)        (253,321)
                                                           -----------       ----------
                                                              577,936          572,700
Construction in progress................                       60,328           54,586
                                                           -----------       ----------
                                                           $  638,264        $ 627,286
                                                           ==========        =========


    Depreciation expense was $153.5 million ($50.2 million from January 1, 2001 through May 31, 2001 and $103.3 million from June 1, 2001 through December 31,
2001), $92.5 million and $79.0 million in 2001, 2000 and 1999, respectively.

5.  INTANGIBLE ASSETS

    Our intangible assets were adjusted to fair value at May 31, 2001 (see Note
2). The accumulated amortization at December 31, 2001, includes amortization expense for the seven month period subsequent to the T-Mobile merger.

    Goodwill

(dollars in thousands)                                           As of December 31,
                                                           ----------------------------
                                        Useful life           2001               2000
                                        -----------        -----------       ----------
Goodwill..........................        20 years         $4,926,050           $   --
Accumulated amortization..........                           (143,676)              --
                                                           ----------           ------
                                                           $4,782,374           $   --
                                                           ==========           ======

    Goodwill amortization expense was $143.7 million from June 1, 2001 through December 31, 2001 and no goodwill amortization expense was recorded from January 1, 2001 though May 31, 2001 or for the years ended December 31, 2000 and 1999.

    Licensing costs and other intangible assets

(dollars in thousands)                                           As of December 31,
                                                           ----------------------------
                                        Useful lives          2001               2000
                                        -------------      -----------       ----------
Licensing costs......................   5-20 years         $1,761,581        $426,158
Subscriber list......................      7 years             51,382              --
Other intangible assets..............    3-5 years              2,082          52,959
                                                           ----------        --------
                                                            1,815,045         479,117
Accumulated amortization.............                         (60,827)        (47,817)
                                                           ----------        --------
                                                           $1,754,218        $431,300
                                                           ==========        ========


    Effective June 1, 2001, we changed our amortization period for licenses from 40 years to 20 years to conform to the accounting policies of T-Mobile. Amortization expense for licensing costs and other intangible assets was $72.9 million ($12.1 million from January 1, 2001 through May 31, 2001 and $60.8 million from June 1, 2001 through December 31, 2001), $10.2 million and $10.2 million in 2001, 2000 and 1999, respectively.

6.  ACCRUED LIABILITIES

(dollars in thousands)                        As of December 31,
                                        ----------------------------
                                           2001               2000
                                        -----------       ----------
Accrued payroll and benefits............ $26,102            $11,588
Accrued interest payable................  12,482              2,781
Accrued property taxes and other taxes..  11,080             23,574
Other...................................  11,664                 --
                                         -------            -------
                                         $61,328            $37,943
                                         =======            =======

7.  LONG-TERM DEBT AND NOTES PAYABLE TO AFFILIATES

    The carrying value of our long-term debt was adjusted to fair value at May 31, 2001 (see Note 2). The premium is being amortized to interest expense over the remaining terms of the related debt instruments.

(dollars in thousands)                                   As of December 31,
                                                    ----------------------------
                                                       2001               2000
                                                    -----------       ----------
Senior Notes:
  12% Senior Discount Notes, due February 2006...   $       --        $  349,539
  12% Senior Discount Notes, due May 2006........           --           346,415
  11.125% Senior Notes, due June 2007............      299,955           300,000
Credit facility..................................      140,000           252,130
Eliska FCC license obligations...................       63,181                --
                                                    ----------        ----------
                                                       503,136         1,248,084
Unamortized premium..............................       27,831                --
Current portion of long-term debt................           --           (33,023)
                                                    ----------        ----------
                                                    $  530,967        $1,215,061
                                                    ==========        ==========

Long-term notes payable to affiliates............   $1,149,701        $       --
                                                    ==========        ==========


    During 2001, we repaid outstanding borrowings under one of our credit facilities for vendor financing of network equipment and cancelled the related lending agreement. We also repaid all of our 12% Senior Discount Notes at a redemption price of 106% per note, together with accrued and unpaid interest to June 30, 2001, the redemption date. These repayments were funded by borrowings from Deutsche Telekom. The notes relating to these borrowings, which are due in 2010, bear interest at the six-month LIBOR rate plus 0.95%.

    At December 31, 2001, Eliska Ventures had $140 million outstanding under a bank credit facility. The credit facility is collateralized by substantially all of the assets of Eliska Ventures. The credit facility contains affirmative and negative covenants, including financial covenants, and provides for various events of default. As of December 31, 2001, Eliska Ventures was not in compliance with one of these covenants related to total revenues. On March 1, 2002 an agreement was reached whereby, in early March 2002, the credit facility will be assigned to VoiceStream, who will simultaneously repay the existing lenders using funds borrowed from Deutsche Telekom on a long term basis. Based on this agreement, we continue to classify this debt as long-term.

    Our 11.125% Senior Notes accrue interest at a rate of 11.125% per annum payable semi-annually and mature in June, 2007. The Senior Note indentures contain certain affirmative and negative covenants, including financial covenants, and provide for various events of default. As of December 31, 2001, we were in compliance with these covenants.

    Maturities

    At December 31, 2001, the aggregate amounts of principal maturities of long-term debt (other than to affiliates), are as follows (dollars in thousands):

 Years ending December 31,
              2002.............................    $      --
              2003.............................       15,390
              2004.............................       20,410
              2005.............................       33,498
              2006.............................       33,132
         Thereafter............................      400,706
                                                   ----------
                                                   $ 503,136
                                                   ==========


    At December 31, 2001, there are no principal maturities of long-term debt payable to affiliates due prior to 2010.

8.  COMMITMENTS AND CONTINGENCIES

    Commitments

    Future minimum payments required under operating leases and agreements that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2001, are summarized below (dollars in thousands):

Years ending December 31,
             2002.............................    $ 48,306
             2003.............................      47,166
             2004.............................      48,793
             2005.............................      48,115
             2006.............................      48,792
        Thereafter............................      52,131
                                                  --------
                                                  $293,303
                                                  ========


    Aggregate rental expense for all operating leases was $51.0 million ($17.2 million from January 1, 2001 through May 31, 2001 and $33.7 million from June 1, 2001 through December 31, 2001), $34.7 million and $28.7 million in 2001, 2000 and 1999, respectively.

9.  PREFERRED STOCK

    Our preferred stock is no longer outstanding as a result of the T-Mobile merger.

10. INCOME TAXES

    Significant components of deferred income tax assets and liabilities, net of tax, are as follows (dollars in thousands):

                                                              As of December 31,
                                                          -------------------------
                                                             2001            2000
                                                          ---------       ---------
Deferred tax liabilities:
  Intangible assets ................................      $(506,519)      $ (28,706)
  Property and equipment ...........................             --         (17,494)
  Other ............................................         (2,400)         (2,400)
                                                          ---------       ---------
Total deferred tax liabilities .....................      $(508,919)      $ (48,600)
                                                          =========       =========
Deferred tax assets:
  Property and equipment ...........................      $  26,071             $--
  Start-up expenditures capitalized for tax purposes         11,900          11,900
  Bond accretion capitalized .......................             --         104,000
  NOL carryforwards ................................        493,268         220,900
  Other ............................................         38,084          39,700
                                                          ---------       ---------
Total deferred tax assets ..........................        569,323         376,500
                                                          ---------       ---------
  Valuation reserve ................................        (60,404)       (327,900)
                                                          ---------       ---------
Net deferred tax assets ............................      $      --       $      --
                                                          =========       =========


    We have approximately $1.1 billion in net operating loss ("NOL") carryforwards at December 31, 2001. The NOL carryforwards will expire between 2011 and 2021. The valuation allowance decreased $267.5 million in 2001, as described below, and increased $90.8 million and $54.6 million in 2000 and 1999, respectively. Our ability to utilize the NOLs in any given year may be limited by certain events, including a significant change in ownership interest. The extent of such limitations, if any, has not yet been determined.

    Management believes that available objective evidence, including recurring operating losses resulting primarily from the development of our PCS business, creates sufficient uncertainty regarding the realization of the net deferred tax assets. Accordingly, a valuation allowance has been provided for our net deferred tax assets as of December 31, 2001 and 2000.

    As a result of the T-Mobile merger, certain assets and liabilities were adjusted to fair market value. As the tax bases of these assets and liabilities were not affected by the T-Mobile merger, this resulted in our recording deferred tax assets and liabilities to reflect these differences in basis in accordance with SFAS 109. The reversal of the deferred tax liabilities offset all of the deferred tax assets except for $267.5 million, which resulted in a reduction of the valuation allowance from $327.9 million at December 31, 2000 to $60.4 million at December 31, 2001.

    The reconciliation between our effective tax rate and the United States federal income tax rate is as follows:

                                                June 1, 2001      |      January 1, 2001           For the year
                                                  through         |          through                  ended
                                              December 31, 2001   |       May 31, 2001           December 31, 2000
                                              -----------------   |      ---------------         -----------------
                                                                  |
Federal income tax rate.................               35.00%     |              35.00%                  35.00%
State taxes, net of federal benefit.....                4.77%     |               5.99%                   6.00%
Goodwill................................              (13.52%)    |                  --                      --
Valuation allowance.....................                   --     |             (40.95%)                (41.00%)
Other...................................               (0.05%)    |              (0.04%)                     --
                                                       -----      |              -----                   -----
Effective tax rate before merger costs..               26.20%     |                  --                      --
Merger charges..........................               (0.13%)    |                  --                      --
                                                       -----      |              -----                   -----
Effective tax rate......................               26.07%     |                  --                      --
                                                       -----      |              -----                   -----

11. STOCK-BASED COMPENSATION PLANS AND WARRANTS

    Stock-based compensation plans

    On May 31, 2001, as a result of the T-Mobile merger, each Powertel stock option was converted into an option to acquire, from a trust established for the benefit of holders of Powertel stock options, 2.6353 Deutsche Telekom American Depository Receipts ("ADRs") for each Powertel common share subject to that Powertel option. The exercise price per Deutsche Telekom ADR for each of these options will be the exercise price per Powertel common share applicable to that option before the completion of the merger, divided by 2.6353. Additionally, no further grants of options may be made under any of the Powertel stock option plans. We recorded deferred compensation of $5.5 million related to unvested options due to the T-Mobile purchase price allocations, of which $1.1 million was amortized as compensation expense from June 1, 2001 through December 31, 2001.

    At December 31, 2001, 660,310 shares were subject to options outstanding under the Powertel 2000 Stock Plan (the "2000 Stock Plan"), which has been effective since 2000, and amended on May 31, 2001 as a result of the T-Mobile merger. All employees, officers, directors, consultants and advisors were eligible to receive options, restricted stock awards, or other awards under the 2000 Stock Plan.

    At December 31, 2001, 1,821,943 shares were subject to options outstanding under the Powertel 1991 Employee Stock Option Plan (the "1991 Option Plan"). The Board of Directors determined not to issue any additional options under the 1991 Option Plan.

    At December 31, 2001, 26,560 shares were subject to options outstanding under the Powertel Non-employee Stock Option Plan (the "Non-employee Plan"). The Board of Directors determined not to issue any additional options under the Non-employee Plan.

    Under Powertel's 1995 Employee Restricted Stock Plan (the "Restricted Stock Plan"), 163,800 shares had been awarded through December 31, 2000. The Board of Directors determined not to issue any additional awards under the Restricted Stock Plan after December 31, 2000. The restricted stock awards vest in three equal installments on the first, second and third anniversaries of the date of grant. Upon the completion of the T-Mobile merger, the Restricted Stock Plan was terminated and any unvested restricted stock awards were fully vested. The compensation associated with the restricted grants (i.e., the difference between the market price of Powertel's common stock on the date of grant, and as subsequently adjusted for fair value adjustments and the exercise price) was amortized ratably over the three-year vesting period. In 1999, we recorded deferred compensation of $1.4 million pursuant to fair market value adjustments for the underlying shares in the Restricted Stock Plan. We recognized deferred compensation expense of $0.1 million, $0.7 million and $0.6 million related to this plan from January 1, 2001 through May 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. The balance of deferred compensation related to the Restricted Stock Plan was eliminated in the T-Mobile purchase accounting.

    Powertel accounts for its stock compensation plans following the guidelines of APB Opinion No. 25 and related interpretations. Had compensation cost been determined based upon the fair value at the grant dates for awards under these plans consistent with the method defined in SFAS No. 123, Powertel's net loss would have increased to the pro forma amounts indicated below (dollars in thousands):

                                                  |       January 1,
                                 June 1, 2001     |          2001
                                   through        |        through           For the years ended December 31,
                                 December 31,     |        May 31,           ---------------------------------
                                    2001          |          2001               2000                  1999
                                -------------     |     ------------         ----------            -----------
                                                  |
     Net loss:                                    |
       As reported.........     $ (236,762)       |     $  (153,339)         $ (221,971)           $ (134,416)
       Pro forma...........     $ (239,172)       |     $  (155,642)         $ (233,300)           $ (141,500)

    For purpose of this pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            For the years ended December 31,
                                                    --------------------------------------------------
                                                        2001                2000              1999
                                                    -------------       ------------        ----------
Weighted average risk free interest rate.........   5.44 to 5.57%           6.61%             5.31%
Expected dividend yield..........................       3.25%                0%                0%
Expected volatility..............................        47%                 57%               54%
Expected lives...................................     7.5 years           6.0 years         6.0 years

    The Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

    Options granted, exercised and canceled are summarized as follows (in thousands, except per share data):

                                                              |     January 1, 2001           For the years ended December 31,
                                      June 1, 2001 through    |         through          -------------------------------------------
                                       December 31, 2001      |       May 31, 2001              2000                     1999
                                     ---------------------    |  ----------------------  --------------------   --------------------
                                                 Weighted     |             Weighted               Weighted               Weighted
                                                 average      |              average               average                 average
                                                price per     |             price per               price                   price
                                       Shares     share       |    Shares     share     Shares    per share    Shares     per share
                                     ---------  ----------    |  ---------  ----------- -------    ---------    --------  ----------
                                                              |
Outstanding, beginning of period.        2,010      $53.31    |      1,987      $40.17    2,787      16.36        2,590    $ 13.93
Adjustment for .075% stock dividend        --           --    |         16          --       --         --           --         --
Conversion of historical Powertel                             |
  options........................       (2,010)     (53.31)   |         --          --       --         --           --         --
Adjustment for Deutsche Telekom                               |
  merger.........................        5,323       20.04    |         --          --       --         --           --         --
Options granted..................           --          --    |        489       72.18      639      94.09          692      24.41
Options exercised................       (1,200)       6.29    |       (440)      14.03     (197)     50.20         (305)     13.24
Options cancelled................       (1,614)      31.42    |        (41)      67.73   (1,242)     13.00         (190)     17.66
                                     ---------                |    -------               ------                   -----
Outstanding, end of period.......        2,509       19.50    |      2,010       53.31    1,987      40.17        2,787      16.36
                                     =========                |    =======               ======                   =====
Exercisable, end of period.......          883        8.76    |        567       16.82      526      14.77        1,299      12.45

    The weighted average fair value of stock options granted was $16.5 million, $36.6 million and $9.7 million in 2001, 2000 and 1999, respectively.

    The following table summarizes information about stock options outstanding and exercisable at December 31, 2001 (in thousands, except per share data):

                                                   Options outstanding                             Options exercisable
                                       ---------------------------------------------         -----------------------------
                                                      Weighted
                                                      average            Weighted                             Weighted
                                                     remaining           average                               average
    Range of exercise prices           Number       life (years)      exercise price         Number         exercise price
    ------------------------           ------       ------------      --------------         ------         -------------
         $ 0.02  -  $ 7.60              994              5.9               $5.42                663             $ 5.32
           7.61  -   15.20              175              6.4                9.94                108               9.46
          15.21  -   22.80               32              7.9               19.52                 10              18.85
          22.81  -   30.39              627              8.3               26.84                 67              26.34
          30.40  -   38.00              681              8.0               35.74                 35              35.52
         -----------------            -----             ----              ------                ---             ------
         $ 0.00  -  $38.00            2,509              7.1              $19.50                883               8.76
                                      =====                                                     ===

12. SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

    Selected quarterly consolidated financial information for the years ended December 31, 2001 and 2000 is as follows (dollars in thousands):

                                                     Total              Operating
Quarter Ended                                       revenues              loss                Net loss
-------------                                       ---------           ----------           ----------
March 31, 2000*...............................      $  93,885           $  (23,284)          $  (50,474)
June 30, 2000*................................      $ 105,685           $  (16,297)          $  (44,747)
September 30, 2000*...........................      $ 109,691           $  (22,206)          $  (52,229)
December 31, 2000*............................      $ 118,066           $  (34,405)          $  (64,771)
March 31, 2001*...............................      $ 147,087           $  (20,516)          $  (49,541)
June 30, 2001.................................      $ 154,257           $  (94,135)          $ (154,302)
September 30, 2001............................      $ 154,926           $ (110,263)          $  (99,053)
December 31, 2001.............................      $ 162,383           $ (120,069)          $  (87,205)

----------
    * Certain reclassifications have been made to the quarterly revenue amounts to conform to the annual presentation.

13. RELATED PARTY TRANSACTIONS:

    Following the T-Mobile merger, we advertise, support and bill for our services under the VoiceStream brand. Our wireless network is also fully integrated with VoiceStream's network such that, from a customer's perspective, its services are indistinguishable from ours. Also following the T-Mobile merger, our employees became employees of VoiceStream. Our financial statements include direct charges for compensation and benefit costs of VoiceStream employees working exclusively on Powertel business. Our financial statements also include an allocation of certain centralized costs that were incurred by VoiceStream and benefit our operations. Such allocations include the costs of accounting and administrative functions. These costs are allocated to us in a manner that reflects the relative time and associated costs devoted to us. We were allocated costs of $19.1 million for the period from June 1, 2001 through December 31, 2001. At December 31, 2001, we have an intercompany payable due to VoiceStream of $71.2 million as a result of the allocations as discussed above and transfers of certain fixed assets, inventory and other balance sheet items.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    March 4, 2002                       POWERTEL, INC.

                                        By         /s/ JOHN W. STANTON
                                           -------------------------------------
                                                     John W. Stanton
                                           Chairman and Chief Executive Officer
                                               (Principal Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      SIGNATURES                                                 TITLE                                   DATE
                      ----------                                                 -----                                   ----

By:      /s/        JOHN W. STANTON                              Chairman and Chief Executive Officer                March 4, 2002
    ---------------------------------------------                    (Principal Executive Officer)
                    John W. Stanton


By:      /s/      ROBERT R. STAPLETON                                          President                             March 4, 2002
    ---------------------------------------------
                  Robert R. Stapleton


By:      /s/     BRIAN W. KIRKPATRICK                      Executive Vice President, Chief Financial Officer         March 4, 2002
    ---------------------------------------------                    (Principal Financial Officer)
                 Brian W. Kirkpatrick


By:      /s/        DONALD GUTHRIE                                    Vice Chairman and Director                     March 4, 2002
    ---------------------------------------------
                    Donald Guthrie


By:      /s/        ALLYN P. HEBNER                                  Vice President and Controller                   March 4, 2002
    ---------------------------------------------                   (Principal Accounting Officer)
                    Allyn P. Hebner


By:      /s/        ALAN R. BENDER                                             Director                              March 4, 2002
    ---------------------------------------------
                    Alan R. Bender


By:      /s/      CREGG B. BAUMBAUGH                                           Director                              March 4, 2002
    ---------------------------------------------
                  Cregg B. Baumbaugh

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 31, 2001


SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                  Balance at     Charged to                                      Balance at
 (dollars in thousands)                           beginning      costs and                                         end of
                                                  of period       expenses     Deductions(1)       Other(2)       period
                                                  ---------      ---------     -------------       --------      -------
Year ended December 31, 1999............            $4,894        $12,203         $(10,553)            $--          $6,544
                                                    ======        =======         ========             ===          ======
Year ended December 31, 2000............            $6,544         $2,912          $(4,089)            $--          $5,367
                                                    ======         ======          =======             ===          ======
Year ended December 31, 2001............            $5,367        $15,611         $(13,069)         $8,187         $16,096
                                                    ======        =======         ========          ======         =======

----------
(1) For the year ended December 31, 2001, amounts charged to costs and expenses were $2.5 million from January 1, 2001 through May 31, 2001 and $13.1 million from June 1, 2001 through December 31, 2001.

(2) Write-offs, net of bad debt recovery.

(3) Recorded in purchase accounting adjustments.