Form 10-Q
period 2002-03-31
POWERTEL INC /DE/
filed 2002-05-01
CIK 876318

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

    [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        COMMISSION FILE NUMBER 000-29667

                                 POWERTEL, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        91-1983600
                   --------                                        ----------
        (State or other jurisdiction of                 (IRS Employer Identification No.)
        incorporation or organization)

          12920 - 38TH STREET S.E.
             BELLEVUE, WASHINGTON                                     98006
             --------------------                                     -----
   (Address of principal executive offices)                        (Zip Code)

                                 (425) 378-4000
                                 --------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         TITLE                                  SHARES OUTSTANDING AS OF MAY 1, 2002
                         -----                                  ------------------------------------
      Common Stock, par value $.000001 per share                             56,120,666

   This registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                                 POWERTEL, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                                           PAGE
                                                                                          ----
      ITEM 1. FINANCIAL STATEMENTS
          Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31,
             2001.......................................................................     3
          Condensed Consolidated Statements of Operations and Comprehensive Loss for
             the three months ended March 31, 2002 and 2001.............................     4
          Condensed Consolidated Statements of Cash Flows for the three months ended
             March 31, 2002 and 2001....................................................     5
          Notes to Condensed Consolidated Financial Statements..........................     6
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS (Abbreviated pursuant to General Instruction H(2).).............    10

PART II -- OTHER INFORMATION
      ITEM 1. LEGAL PROCEEDINGS.........................................................    18
      ITEM 2. CHANGES IN SECURITIES.....................................................    18
      ITEM 3. DEFAULTS UPON SENIOR SECURITIES...........................................    18
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................    18
      ITEM 5. OTHER INFORMATION.........................................................    18
      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................................    18

                                 POWERTEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)


                                                                            MARCH 31,        DECEMBER 31,
                                                                               2002             2001
                                                                           -----------       ------------
                                                                           (unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents ......................................      $       314       $    11,640
     Accounts receivable, net of allowance for doubtful accounts
        of $15,495 and $16,096, respectively ........................           72,054            81,104
     Inventory ......................................................            6,427             8,901
     Prepaid expenses and other current assets ......................           16,272            17,032
                                                                           -----------       -----------
          Total current assets ......................................           95,067           118,677

Property and equipment, net of accumulated depreciation of
     $146,248 and $103,307, respectively ............................          617,191           638,264
Goodwill ............................................................        4,782,374         4,782,374
Licensing costs and other intangible assets, net of accumulated
     amortization of $14,324 and $10,016, respectively ..............        1,749,554         1,754,218
Other assets ........................................................            9,489             9,359
                                                                           -----------       -----------
                                                                           $ 7,253,675       $ 7,302,892
                                                                           ===========       ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Accounts payable ...............................................      $    21,279       $    23,063
     Accrued liabilities ............................................           77,694            61,328
     Deferred revenue ...............................................           16,576            16,391
     Construction accounts payable ..................................           10,513               499
     Payable to affiliates ..........................................           45,242            71,228
                                                                           -----------       -----------
          Total current liabilities .................................          171,304           172,509

Long-term debt ......................................................          389,866           530,967
Long-term notes payable to affiliates ...............................        1,290,091         1,149,701
Deferred tax liability ..............................................          515,179                --
Other long-term liabilities .........................................           42,099            50,472
Minority interest in equity of consolidated subsidiaries ............           49,344            52,260

Commitments and contingencies

Shareholder's equity:
     Common stock, $0.000001, and paid-in capital; 100 million shares
       authorized, 56,120,666 shares issued and outstanding .........        5,588,212         5,588,212
     Deferred stock compensation ....................................           (4,005)           (4,467)
     Accumulated deficit ............................................         (788,415)         (236,762)
                                                                           -----------       -----------
          Total shareholder's equity ................................        4,795,792         5,346,983
                                                                           -----------       -----------
                                                                           $ 7,253,675       $ 7,302,892
                                                                           ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                                 POWERTEL, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (dollars in thousands)
                                   (unaudited)


                                                                                FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                  2002      |      2001
                                                                                ---------   |   ----------
                                                                                            |
Revenues:                                                                                   |
     Subscriber revenues .................................................      $  96,056   |   $  74,487
     Prepaid revenues ....................................................         45,620   |      50,911
     Roamer revenues .....................................................          3,831   |       5,234
     Equipment sales .....................................................         13,148   |      13,665
     Other revenues ......................................................          1,335   |       2,790
                                                                                ---------   |   ---------
          Total revenues .................................................        159,990   |     147,087
                                                                                ---------   |   ---------
                                                                                            |
Operating expenses:                                                                         |
     Cost of service (excludes stock-based compensation of $111                             |
       and $27, respectively) ............................................         37,992   |      30,455
     Cost of equipment sales .............................................         19,382   |      43,776
     General and administrative (excludes stock-based compensation of $259                  |
       and $63, respectively) ............................................         42,392   |      26,783
     Sales and marketing (excludes stock-based compensation of $92                          |
       and $23, respectively) ............................................         39,437   |      31,727
     Depreciation and amortization .......................................         47,248   |      34,749
     Stock-based compensation ............................................            462   |         113
                                                                                ---------   |   ---------
          Total operating expenses .......................................        186,913   |     167,603
                                                                                ---------   |   ---------
                                                                                            |
Operating loss ...........................................................        (26,923)  |     (20,516)
                                                                                ---------   |   ---------
                                                                                            |
Other income (expense):                                                                     |
     Interest and financing expense ......................................        (18,518)  |     (37,409)
     Interest income and other, net ......................................          8,967   |       8,384
                                                                                ---------   |   ---------
          Total other income (expense) ...................................         (9,551)  |     (29,025)
                                                                                ---------   |   ---------
                                                                                            |
Net loss before income taxes .............................................        (36,474)  |     (49,541)
                                                                                            |
Income tax expense .......................................................       (515,179)  |          --
                                                                                ---------   |   ---------
                                                                                            |
Net loss .................................................................       (551,653)  |     (49,541)
                                                                                            |
Dividend on cumulative redeemable preferred stock ........................             --   |      (2,437)
                                                                                ---------   |   ---------
                                                                                            |
Net loss attributable to common shareholders .............................      $(551,653)  |   $ (51,978)
                                                                                =========   |   =========



     See accompanying notes to condensed consolidated financial statements.

                                 POWERTEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                     -------------------------
                                                                        2002     |      2001
                                                                     ---------   |   ---------
                                                                                 |
Operating activities:                                                            |
     Net loss ...................................................    $(551,653)  |   $ (49,541)
     Adjustments to reconcile net loss to net cash provided by                   |
       operating activities:                                                     |
          Depreciation and amortization .........................       47,248   |      34,749
          Income tax expense ....................................      515,179   |          --
          Amortization of debt discount and premium .............       (1,101)  |          --
          Bond accretion ........................................           --   |      13,722
          Stock-based compensation ..............................          462   |         113
          Allowance for bad debts ...............................         (601)  |          --
          Other, net ............................................      (11,240)  |      (6,064)
          Changes in operating assets and liabilities, net of                    |
            effects of purchase accounting:                                      |
               Accounts receivable ..............................        9,651   |      (5,364)
               Inventory ........................................        2,474   |       1,517
               Other current assets .............................          760   |       9,041
               Accounts payable and accrued liabilities .........       14,767   |      14,165
                                                                     ---------   |   ---------
       Net cash provided by operating activities ................       25,946   |      12,338
                                                                     ---------   |   ---------
Investing activities:                                                            |
     Purchases of property and equipment ........................      (11,676)  |     (62,868)
     Acquisitions of wireless properties, net of cash acquired ..           --   |    (297,790)
                                                                     ---------   |   ---------
       Net cash used in investing activities ....................      (11,676)  |    (360,658)
                                                                     ---------   |   ---------
Financing activities:                                                            |
     Net proceeds from issuance of common and preferred stock ...           --   |     125,000
     Long-term debt borrowings ..................................           --   |     140,000
     Long-term debt repayments ..................................           --   |      (8,264)
     Long-term debt repayments to affiliates, net ...............      (25,596)  |          --
     Proceeds from exercise of stock options and warrants .......           --   |       3,999
     Capital investment in Eliska Ventures by minority interest             --   |      76,000
     Other, net .................................................           --   |        (979)
                                                                     ---------   |   ---------
       Net cash provided by (used in) financing activities ......      (25,596)  |     335,756
                                                                     ---------   |   ---------
Change in cash and cash equivalents .............................      (11,326)  |     (12,564)
Cash and cash equivalents, beginning of period ..................       11,640   |     168,563
                                                                     ---------   |   ---------
Cash and cash equivalents, end of period ........................    $     314   |   $ 155,999
                                                                     =========   |   =========



     See accompanying notes to condensed consolidated financial statements.

                                 POWERTEL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION

        Powertel, Inc. ("Powertel," "we" or "us") provides personal communications services ("PCS") primarily in urban markets in the southeastern United States using the Global System for Mobile Communications, or GSM, technology.

        On May 31, 2001, Deutsche Telekom AG ("Deutsche Telekom") acquired 100% of the common shares of Powertel. The merger qualified as a tax-free reorganization. Each Powertel shareholder received 2.6353 Deutsche Telekom shares for each Powertel common share. Deutsche Telekom transferred all of its Powertel shares to T-Mobile International AG ("T-Mobile"). T-Mobile is a wholly-owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's principal GSM wireless operations primarily in Europe and the United States. Upon consummation of the merger and the transfer by Deutsche Telekom of all of its Powertel common shares to T-Mobile (hereafter referred to as "the T-Mobile merger"), Powertel common shares were deregistered and delisted from NASDAQ and are no longer publicly traded. While we are cash flow positive from operations, we are dependent on funding from Deutsche Telekom and/or T-Mobile to meet our investment requirements and other obligations.

        Prior to April 18, 2002, Powertel owned a 49.9% minority interest in Eliska Wireless Ventures I, Inc. ("Eliska Ventures"), a joint venture between Powertel, Inc., Sonera Holding B.V., and Eliska Wireless Investors I, L.P. This entity was consolidated in Powertel's results from the date of formation because the majority interests did not have sufficient capital at risk. On January 31, 2001, Eliska Ventures purchased substantially all of the assets of DiGiPH PCS, Inc. and certain of its affiliates for approximately $364.2 million in total consideration, including the assumption of $63.2 million in debt owed to the FCC and other debt of $3.2 million. The acquisition was accounted for under the purchase method of accounting. In April 2002, Powertel acquired the remaining 50.1% interest in Eliska Ventures (see Note 6).


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Consolidation and financial statement presentation

        The condensed consolidated financial statements of Powertel and its consolidated subsidiaries include the accounts of all majority and minority-owned subsidiaries that are controlled by Powertel. Affiliates that are 20 percent to 50 percent owned are generally accounted for using the equity method. Intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements of Powertel as of March 31, 2002 and December 31, 2001, and for the three month periods ended March 31, 2002 and 2001, reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows. Such adjustments include those of a normal, recurring nature and those related to the T-Mobile merger as described below.

        The T-Mobile merger was accounted for as a purchase business combination and resulted in adjustment of the basis of our assets, liabilities and shareholders' equity to reflect fair value on the closing date of the merger. As a result of this new basis, our condensed consolidated financial position, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to periods prior to the merger.

        Long-lived assets

        Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002, we periodically evaluate whether there has been any indication of impairment of our long-lived assets. As of March 31, 2002, there has been no such indication of impairment.

        On January 1, 2002, we changed the useful lives of our towers and related assets from 10 years to 20 years, which we believe more accurately represents the economic lives of these assets. This change in estimate resulted in a decrease in depreciation and amortization expense of approximately $6.9 million for the three month period ended March 31, 2002.

        Intangible assets

        On January 1, 2002, we adopted SFAS No. 142 ("Goodwill and Other Intangible Assets"). Upon adoption, we ceased amortization of goodwill. Additionally, we ceased amortization of our spectrum licenses as we determined that these assets meet the definition of indefinite life intangible assets under SFAS No. 142. We completed the assessments for impairment of our goodwill and indefinite life intangible assets required upon implementation of SFAS No. 142 and determined that these assets were not impaired. In the future, impairment must be assessed at least annually for these assets, or when indication of impairment exists (see Note 3).

        SFAS No. 109 ("Accounting for Income Taxes") stipulates that a valuation allowance must be recognized against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Upon cessation of the amortization of spectrum licensing costs in connection with our adoption of SFAS No. 142, the realization of income, as defined under SFAS No. 109, from the reversal of the related deferred tax liabilities is no longer assured within our net operating loss ("NOL") carryforward period. Accordingly, we recorded a one-time non-cash charge to income tax expense of approximately $515.2 million for the three months ended March 31, 2002 to establish a valuation allowance against our deferred tax assets.

        Basis of Presentation

        The accompanying financial data as of March 31, 2002 and 2001, and for the three months then ended has been prepared by Powertel, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, Powertel believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Powertel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

        In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary for a fair presentation of financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001 have been made. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of expected operating results for the full fiscal year or any future periods.

        Reclassifications

        Certain of the comparative figures in the prior period financial statements have been reclassified to conform to the current period presentation.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill

        Upon adoption of SFAS No. 142, as described in Note 2 above, we ceased amortizing goodwill on January 1, 2002, resulting in a decrease in depreciation and amortization expense of $61.8 million for the three month period ended March 31, 2002.

        Licensing costs and other intangible assets

        Upon adoption of SFAS No. 142, as discussed in Note 2 above, we ceased amortizing our licensing costs on January 1, 2002, resulting in a decrease in depreciation and amortization expense of $21.9 million for the three month period ended March 31, 2002.

                                        USEFUL        MARCH 31,        DECEMBER 31,
(dollars in thousands)                  LIVES           2002               2001
                                      ---------      -----------       -----------
                                                     (unaudited)
Intangible assets subject
  to amortization:
    Subscriber list ..........          3 years      $    51,382       $    51,382
    Other intangible assets ..        3-5 years            1,726             2,082
                                                     -----------       -----------

                                                          53,108            53,464
Accumulated amortization .....                           (14,324)          (10,016)
                                                     -----------       -----------
                                                          38,784            43,448
                                                     -----------       -----------
Intangible assets not subject
  to amortization:
    Licensing costs ..........                         1,710,770         1,710,770
                                                     -----------       -----------
                                                     $ 1,749,554       $ 1,754,218
                                                     ===========       ===========

        Amortization Expense

        The following table presents current and expected amortization expense for each of the following periods (dollars in thousands):

        Aggregate amortization expense:
            For the three months ended March 31, 2002 ................           $ 4,307

        Expected amortization expense:
            For the remainder of 2002 ................................           $12,820

            For the years ending December 31,
              2003 ...................................................           $17,127
              2004 ...................................................           $ 7,136
              2005 ...................................................           $    --
              2006 ...................................................           $    --
              2007 ...................................................           $    --

        Reconciliation of reported net loss to adjusted net loss

        The following table reconciles our net loss adjusted to exclude depreciation and amortization expense related to goodwill and intangible assets, assuming the adoption of SFAS No. 142 had occurred on January 1, 2001 (dollars in thousands):

                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                   ----------------------------
                                                      2002               2001
                                                   ---------          ---------
Reported net loss ........................         $(551,653)         $ (49,541)
  Add back amortization, net of tax:
    Licenses .............................                --              6,470
                                                   ---------          ---------
Adjusted net loss ........................         $(551,653)         $ (43,071)
                                                   =========          =========

4. LONG-TERM DEBT AND NOTES PAYABLE TO AFFILIATES

        On March 1, 2002, an agreement was reached whereby, in early March 2002, the Eliska Ventures $140.0 million credit facility was assigned to VoiceStream Wireless Corporation ("VoiceStream"), a subsidiary of T-Mobile. VoiceStream simultaneously repaid the existing lenders using funds borrowed from Deutsche Telekom.

5. RELATED PARTY TRANSACTIONS:

     Following the T-Mobile merger, we advertise, support and bill for our services under the VoiceStream brand. Our wireless network is also fully integrated with VoiceStream's network such that, from a customer's perspective, its services are indistinguishable from ours. Also following the T-Mobile merger, our employees became employees of VoiceStream. Our financial statements include direct charges for compensation and benefit costs of VoiceStream employees working exclusively on Powertel business and for certain centralized services and functions including accounting and other administrative functions. The costs of these centralized services and functions are charged to us in a manner that reflects the relative time and charged costs devoted to each of the operational units. We were charged $14.8 million for the costs of these centralized services and functions for the three months ended March 31, 2002. At March 31, 2002, we have an intercompany payable due to VoiceStream of $45.2 million as a result of the charges as discussed above and transfers of certain fixed assets, inventory and other balance sheet items.

6. SUBSEQUENT EVENTS

        In April 2002, we acquired the remaining 50.1% interest in Eliska Ventures in exchange for $1.5 million in cash, forgiveness of a receivable from a partner in Eliska Ventures of $52.7 million, and 2,773,395 Deutsche Telekom shares. The Deutsche Telekom shares included in the transaction were provided to us through an equity contribution from Deutsche Telekom. In connection with the acquisition, we also repaid $62.9 million in debt owed to the FCC. Eliska Ventures provides service in Biloxi, MS, Columbus, MS, Ft. Walton, FL, Hattiesburg, MS, Laurel, MS, Meridian, MS, Mobile, AL, and Pensacola, FL.

        On April 18, 2002, we issued a notice of redemption to the holders of our 11 1/8% Senior Notes due June 2007 stating that we would redeem all of the outstanding notes on June 1, 2002 at a price of 105.625% of the principal amount of $300.0 million, together with accrued and unpaid interest to the redemption date. The redemption price is payable on June 3, 2002, the first business day following the redemption date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        (Abbreviated pursuant to General Instruction H(2).)

        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

        Information contained or incorporated by reference herein that is not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; technology changes; competition; changes in business strategy or development plans; the leverage of Powertel; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against Powertel; and other factors referenced in Powertel's filings with the Securities and Exchange Commission. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. Powertel disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

        Unless the context requires otherwise, "Powertel," "we," "our" and "us" include us and our predecessors and subsidiaries.

        The following discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2001. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as unbilled revenues, allowance for doubtful accounts, sales and marketing programs and incentives, employee compensation programs, depreciation and amortization periods, taxes, inventory values, and valuations of investments and intangible assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates due to changing conditions or the validity of our assumptions.

        We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We recognize service revenues based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, actual write-offs may be higher than expected. We record accruals associated with sales and marketing promotions and incentives. These accruals are based primarily on historical take-rates of similar promotions or offers. When recording depreciation expense associated with our wireless communications equipment, we use estimated useful lives. As a result of changes in technology and industry conditions, we periodically evaluate the useful lives of our wireless communications equipment. These evaluations could result in a change in useful lives in future periods. SFAS No. 142 requires us to cease amortizing goodwill and other intangible assets with indefinite lives, including spectrum licenses, and establishes a new method of testing goodwill and intangible assets with indefinite lives for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

OVERVIEW

        We provide PCS services using GSM technology primarily in urban markets in the southeastern United States through the ownership and operation of PCS licenses and through contractual relationships with an entity in which we have a non-controlling ownership interest that owns and operates similar licenses.

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

        On May 31, 2001, Deutsche Telekom also acquired 100% of the common shares of VoiceStream and subsequently transferred all of its VoiceStream shares to T-Mobile. In the third quarter of 2001, following the T-Mobile merger, we began marketing our services under the VoiceStream brand name. We advertise, provide and bill for our services under the VoiceStream brand, and do not compete with VoiceStream in the markets we serve. Our wireless network is also fully integrated with VoiceStream's network such that, from a customer's perspective, our services are indistinguishable from VoiceStream's. Also during the third quarter, our employees became employees of VoiceStream. Our financial statements include direct charges for compensation and benefit costs of VoiceStream employees working exclusively on Powertel business. VoiceStream also performs certain administrative and other functions for the benefit of its own operations as well as Powertel's where cost or operating efficiencies can be achieved. A portion of VoiceStream's costs associated with performing these functions is charged to us in a manner that we believe reflects the relative time and associated cost devoted to us.

        In the first quarter of 2001, we acquired a non-controlling voting interest in the parent of Eliska Ventures for $125 million. The acquisition was accounted for under the purchase method of accounting. The operating results of Eliska Ventures have been included in Powertel's consolidated results of operations from the date of formation because the majority interests do not have sufficient capital at risk. On January 31, 2001, Eliska Ventures purchased substantially all of the assets of DiGiPH PCS (the "DiGiPH Acquisition"), a PCS provider that used GSM technology to serve customers along the Gulf Coast of Alabama, Florida and Mississippi, an area contiguous to our service territory. On February 1, 2001, Eliska Ventures began offering PCS service to the former DiGiPH customers under the Powertel brand name. Eliska Ventures' PCS service was subsequently transitioned to the VoiceStream brand along with Powertel's. On
In April 2002, we acquired the remaining 50.1% interest in Eliska Ventures in exchange for $1.5 million in cash, forgiveness of a receivable from a partner in Eliska Ventures of $52.7 million, and 2,773,395 Deutsche Telekom shares. In connection with the acquisition, we also repaid $62.9 million in debt owed to the FCC.

        The T-Mobile merger was accounted for as a purchase business combination and resulted in adjustment of the basis of our assets, liabilities and shareholders' equity to reflect fair value on the closing date of the merger. As a result of this new basis, our condensed consolidated financial position, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to periods prior to the merger. The following discussion and analysis refers to the results and activities for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. Where necessary, we have provided explanations to improve comparability between the pre-merger and post-merger activity.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

The following table sets forth certain financial data as it relates to our operations (dollars in thousands):

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                       ------------------------------
                                           2002       |       2001              CHANGE         % CHANGE
                                       ------------   |   ------------       ------------      --------
                                                      |
Revenues:                                             |
  Subscriber revenues ...........      $     96,056   |   $     74,487       $     21,569         29.0%
  Prepaid revenues ..............            45,620   |         50,911             (5,291)       (10.4%)
  Roamer revenues ...............             3,831   |          5,234             (1,403)       (26.8%)
  Equipment sales ...............            13,148   |         13,665               (517)        (3.8%)
  Other revenues ................             1,335   |          2,790             (1,455)       (52.2%)
                                       ------------   |   ------------       ------------      -------
     Total revenues .............           159,990   |        147,087             12,903          8.8%
                                       ------------   |   ------------       ------------      -------
Operating expenses:                                   |
  Cost of service ...............            37,992   |         30,455              7,537         24.7%
  Cost of equipment sales .......            19,382   |         43,776            (24,394)       (55.7%)
  General and administrative ....            42,392   |         26,783             15,609         58.3%
  Sales and marketing ...........            39,437   |         31,727              7,710         24.3%
  Depreciation and amortization .            47,248   |         34,749             12,499         36.0%
  Stock-based compensation ......               462   |            113                349        308.8%
                                       ------------   |   ------------       ------------      -------
     Total operating expenses ...           186,913   |        167,603             19,310         11.5%
                                       ------------   |   ------------       ------------      -------
Operating Loss ..................           (26,923)  |        (20,516)            (6,407)        31.2%
Other income (expense) ..........            (9,551)  |        (29,025)            19,474        (67.1%)
Income tax expense ..............          (515,179)  |             --           (515,179)        N.M.
                                       ------------   |   ------------       ------------      -------
Net loss ........................      $   (551,653)  |   $    (49,541)      $   (502,112)     1,013.5%
                                       ============   |   ============       ============      =======
                                                      |
Adjusted EBITDA(1) ..............      $     20,787   |   $     14,346       $      6,441         44.9%
                                       ============   |   ============       ============      =======
                                                      |
Cash flows provided by (used in):                     |
  Operating activities ..........      $     25,946   |   $     12,338       $     13,608        110.3%
                                       ============   |   ============       ============      =======
  Investing activities ..........      $    (11,676)  |   $   (360,658)      $    348,982        (96.8%)
                                       ============   |   ============       ============      =======
  Financing activities ..........      $    (25,596)  |   $    335,756       $   (361,352)        N.M.
                                       ============   |   ============       ============      =======
                                                      |
Other Data:                                           |
  Licensed population ...........        27,240,000   |     24,400,000          2,840,000         11.6%
  Covered population ............        18,848,000   |     16,916,000          1,932,000         11.4%
                                                      |
Subscribers/Users:                                    |
  Post pay subscribers ..........           650,900   |        512,400            138,500         27.0%
  Prepaid customers ..............          534,700   |        595,500            (60,800)       (10.2%)

(1) Adjusted EBITDA represents operating income (loss) before depreciation, amortization and non-cash stock-based compensation. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity.

REVENUES

        The overall $14.9 million (11.4%) increase in service revenues (subscriber, prepaid and roamer revenues) to $145.5 million for the three months ended March 31, 2002, is due primarily to internal growth in existing Powertel markets.

        Subscriber revenues increased $21.6 million (29.0%) to $96.1 million for the three months ended March 31, 2002. The increase is the result of growth in our post pay subscriber base from 512,400 at March 31, 2001 to 650,900 at March 31, 2002. The growth in our post pay subscriber base is primarily attributable to our competitive rate plan offerings and the success of our advertising campaigns. There were 36,200 net additions during the three month period ended March 31, 2002, due to internal growth, as compared to 101,400 net additions during the three month period ended March 31, 2001, of which 43,300 were from acquisitions. The slower growth rate in 2002 reflects the more competitive current market environment.

        Prepaid service revenues decreased $5.3 million (10.4%) to $45.6 million for the three months ended March 31, 2002. Our prepaid customer base decreased to 534,700 at March 31, 2002 from 595,500 at March 31, 2001. During the three months ended March 31, 2002, the prepaid customer base decreased 24,200, compared to net additions of 98,700 during the same period in 2001, of which 48,300 were from acquisitions. The reduction in prepaid customers reflects the high rate of churn in the prepaid business and our business strategy that emphasizes post pay subscriber growth.

        We believe our use of VoiceStream's "Get More" marketing strategy and the popularity of the VoiceStream competitive rate plans, including the "Whenever, Wherever Get More" rate plans, have contributed significantly to our continuing subscriber growth. Additionally, as a result of VoiceStream's merger with T-Mobile, VoiceStream introduced "Global Wireless by T-Mobile" as part of the VoiceStream brand logo. VoiceStream plans to phase out the VoiceStream brand name by the end of 2002, forming a cohesive international wireless brand using the T-Mobile name. Also, our association with VoiceStream and T-Mobile has allowed us to offer our customers with dual band and tri band phones the ability to roam internationally in over 80 countries at a flat rate usage fee per minute through the WorldClass Roaming plan.

        Total service revenue per average customer ("ARPU") was $41.18 for the three months ended March 31, 2002, as compared to $42.56 for the same period in 2001. Post pay ARPU was $50.73 and $52.95 for the three months ended March 31, 2002 and 2001, respectively. This decrease is due to continual migration of subscribers from older rate plans during 2001, to the VoiceStream "Get More" offerings and the growing popularity of those plans which include features such as pooling, free long distance and free roaming at lower overall cost. Prepaid ARPU was $27.81 and $30.62 for the three months ended March 31, 2002 and 2001, respectively.

OPERATING EXPENSES

        Cost of service expenses represent network operating expenses incurred in operational markets including the cost of interconnection with LEC facilities, direct cell site costs (insurance, property taxes, repair and maintenance expenses, site leases and utilities), third party roaming costs and long distance toll costs. The increase of $7.5 million (24.7%) to $38.0 million for the three months ended March 31, 2002, is primarily due to the geographic expansion of our coverage area to provide more contiguous service for our customers. Cost of service as a percentage of service revenues increased to 26.1% for the three months ended March 31, 2002 from 23.3% for the same period in 2001. While cost of service expenses are expected to increase due to continuing growth in our subscriber base, we expect cost of service as a percentage of service revenues to generally trend downward as greater economies of scale are realized.

        Cost of equipment sales decreased $24.4 million (55.7%) to $19.4 million for the three months ended March 31, 2002. A significant portion of our sales are low end handsets sold to our prepaid customers. The decrease in cost of equipment sales is primarily the result of lower equipment costs achieved through increased buying power as a result of our association with VoiceStream. We generally offer equipment below our cost as an incentive for new customers and to respond to competition. We expect these subsidies to remain common industry practice for the foreseeable future.

        General and administrative expenses increased $15.6 million (58.3%) to $42.4 million for the three months ended March 31, 2002. On a per average customer per month basis, general and administrative expenses increased to $12.00 for the three months ended March 31, 2002 from $8.73 for the same period in 2001. The increase in 2002 is attributable to continuing growth in our customer base, a shift in our customer base from predominately prepaid customers in 2001 to predominately post pay subscribers in 2002, and the costs of integrating our administrative and operational functions and the related systems into those of VoiceStream. While general and administrative expenses are expected to increase due to continuing growth in customers, we expect the cost per customer to trend downward as greater economies of scale are realized.

        Sales and marketing costs increased $7.7 million (24.3%) to $39.4 million for the three months ended March 31, 2002. This increase is attributable to higher sales commissions and other selling costs, including marketing and advertising, associated with our continued subscriber growth. Sales and marketing costs per customer added, commonly referred to as Cost per Gross Add ("CPGA"), which includes the loss on equipment sales, totaled $248 for the three months ended March 31, 2002, as compared to $223 for the same period in 2001. The increase in CPGA reflects our current business strategy that emphasizes post pay subscriber growth, which has higher customer acquisition costs, over prepaid customer growth. In general, CPGA has been on a downward trend since 1998, reflecting the economies of marketing on a national scale, a decrease in the cost of equipment subsidies provided to the customer and the absence of any major market launches during, or immediately preceding the 2002 period.

        Depreciation and amortization expense increased $12.5 million (36.0%) to $47.2 million for the three months ended March 31, 2002. Depreciation and amortization charges are trending upward due to our increasing asset base arising from acquisitions and capital expenditures related to the on-going expansion of our wireless network. This increase is net of a decrease in depreciation expense of approximately $6.9 million for the three month period ended March 31, 2002, as a result of changing the estimated useful lives of certain non-electronic fixed assets from 10 years to 20 years on January 1, 2002, and net of the elimination of license amortization discussed below.

        On January 1, 2002, we adopted SFAS No. 142 ("Goodwill and Other Intangible Assets"). Upon adoption, we ceased amortization of goodwill. Additionally, we ceased amortization of our spectrum licenses as we determined that these assets meet the definition of indefinite life intangible assets under SFAS No. 142. We completed the assessments for impairment of our goodwill and indefinite life intangible assets required upon implementation of SFAS No. 142 and determined that these assets were not impaired. In the future, impairment must be assessed at least annually for these assets, or when indication of impairment exists. Adoption of SFAS No. 142 resulted in a decrease in depreciation and amortization expense of $21.9 million related to licenses and $61.8 million related to goodwill for the three month period ended March 31, 2002.

ADJUSTED EBITDA

        Adjusted EBITDA represents operating income before depreciation, amortization and non-cash stock-based compensation. We believe Adjusted EBITDA provides meaningful additional information on our operating results, our ability to service our long-term debt and other fixed obligations and to fund our continued growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures reported by other companies.

        Our Adjusted EBITDA was $20.8 million for the three months ended March 31, 2002, representing an improvement of $6.4 million as compared to the same period in 2001. Adjusted EBITDA includes $2.5 million in retention and bonus expenses related to the T-Mobile merger for the three months ended March 31, 2002. Adjusted EBITDA as a percentage of total revenue increased to 13.0% for the three months ended March 31, 2002, as compared to 9.8% for the same period in 2001. The increase in Adjusted EBITDA in 2002 is due primarily to economies of scale.

        The following table reconciles Adjusted EBITDA as discussed above to our net loss (dollars in thousands):

                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                   ----------------------------
                                                     2002               2001
                                                   ---------          ---------
Adjusted EBITDA ..........................         $  20,787          $  14,346
  Depreciation and amortization ..........           (47,248)           (34,749)
  Stock-based compensation ...............              (462)              (113)
  Other income (expense) .................            (9,551)           (29,025)
  Income tax expense .....................          (515,179)                --
                                                   ---------          ---------
Net loss .................................         $(551,653)         $ (49,541)
                                                   =========          =========

OTHER INCOME (EXPENSE) AND INCOME TAX EXPENSE

        Other income (expense) decreased $19.5 million (67.1%) to $9.6 million for the three months ended March 31, 2002, primarily due to a decrease in the average interest rate of our debt beginning in the second half of 2001, as we replaced third party debt with notes payable to Deutsche Telekom bearing interest at lower rates. The weighted average effective interest rate, before capitalized interest, was 4.5% for the three months ended March 31, 2002.

        SFAS No. 109 ("Accounting for Income Taxes") stipulates that a valuation allowance must be recognized against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Upon cessation of the amortization of spectrum licensing costs in connection with our adoption of SFAS No. 142, the realization of income, as defined under SFAS No. 109, from the reversal of the related deferred tax liabilities is no longer assured within our net operating loss ("NOL") carryforward period. Accordingly, we recorded a one-time non-cash charge to income tax expense of approximately $515.2 million for the three months ended March 31, 2002 to establish a valuation allowance against our deferred tax assets. This adjustment reflects the SFAS No. 109 tax accounting requirements and is not based on any changes to our business model, future prospects, the value of our licenses or any current or future cash tax payments. This valuation allowance does not reflect any change in our assessment of the likelihood of utilizing the tax NOL carryforwards on a cash tax basis in the future. We will continue to evaluate the need for this valuation allowance for accounting purposes using the more likely than not criteria contained in SFAS No. 109 to determine if we can reverse all or part of the allowance in the future.

NET LOSS

        Our net loss increased $502.1 million to $551.7 million for the three months ended March 31, 2002. The increase in 2002 is primarily due to the one-time non-cash $515.2 million income tax expense related to the adoption of SFAS No. 142 as described above. Excluding the one-time non-cash income tax expense charge, our net loss was $36.5 million, representing a decrease of $13.1 million from the same period in 2001. This decrease is primarily due to a reduction in amortization expense of intangible assets of $83.7 million, also as a result of the adoption of SFAS No. 142.

CAPITAL EXPENDITURES

        Capital expenditures decreased $51.2 million (81.4%) to $11.7 million for the three months ended March 31, 2002. The decrease is due to the reduced build out activity during the three months ended March 31, 2002. Significant capital expenditures were made in early 2001 to expand our footprint and increase our capacity in anticipation of the integration of our network into the VoiceStream network. We expect to incur additional capital expenditures in 2002 for license purchases, coverage and capacity expansion of operating markets. The level of our capital expenditures are dependent on opportunities that arise over the course of the year and on funding availability. We expect that our future funding requirements will be provided by our parent company T-Mobile, Deutsche Telekom or its affiliates.

PART II -- OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS

        Except as referenced in our form 10-K for the year ended December 31, 2001, there are no material, pending legal proceedings to which we or our affiliates is a party or of which any of our or their property is subject which, if adversely decided, would have a material adverse effect on our financial position, results of operations or cash flows.

    ITEM 2. CHANGES IN SECURITIES

        (a)  None.

        (b)  None.

        (c)  None.

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

    ITEM 5. OTHER INFORMATION

        None.

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        May 1, 2002                                   POWERTEL, INC.


                  SIGNATURES                                          TITLE                               DATE
                  ----------                                          -----                               ----

By:     /s/ BRIAN W. KIRKPATRICK                Executive Vice President, Chief Financial Officer     May 1, 2002
    ----------------------------------------              (Principal Financial Officer)
            Brian W. Kirkpatrick


By:     /s/    ALLYN P. HEBNER                             Vice President and Controller              May 1, 2002
    ----------------------------------------              (Principal Accounting Officer)
               Allyn P. Hebner